Form 10-K
period 2017-12-31
AVIS BUDGET GROUP, INC.
filed 2018-02-22
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,222,192,349 based on the closing price of its common stock on the NASDAQ Global Select Market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of January 31, 2018, the number of shares outstanding of the registrant’s common stock was 80,952,244.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be mailed to stockholders in connection with the registrant’s 2018 annual meeting of stockholders are incorporated by reference into Part III hereof.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may be considered “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any such forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, projected plans and objectives. These statements may be identified by the fact that they do not relate to historical or current facts and may use words such as “believes,” “expects,” “anticipates,” “will,” “should,” “could,” “may,” “would,” “intends,” “projects,” “estimates,” “plans,” and similar words, expressions or phrases. The following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	the high level of competition in the vehicle rental industry and the impact such competition may have on pricing and rental volume;

•	a change in travel demand, including changes or disruptions in airline passenger traffic;

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

•	any change in economic conditions generally, particularly during our peak season or in key market segments;

•	our ability to continue to successfully implement our business strategies, achieve and maintain cost savings and adapt our business to changes in mobility;

•	our ability to obtain financing for our global operations, including the funding of our vehicle fleet through the issuance of asset-backed securities and use of the global lending markets;

•	an occurrence or threat of terrorism, pandemic disease, natural disasters, military conflict, civil unrest or political instability in the locations in which we operate;

•	our ability to conform to multiple and conflicting laws or regulations in the countries in which we operate;

•	our dependence on third-party distribution channels, third-party suppliers of other services and co-marketing arrangements with third parties;

•	our dependence on the performance and retention of our senior management and key employees;

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

•
risks associated with litigation, governmental or regulatory inquiries, or any failure or inability to comply with laws, regulations or contractual obligations or any changes in laws, regulations or contractual obligations, including with respect to personal identifiable information and consumer privacy, labor and employment, and tax;

•	any impact on us from the actions of our licensees, dealers, third party vendors and independent contractors;

•	any substantial changes in the cost or supply of fuel, vehicle parts, energy, labor or other resources on which we depend to operate our business;

•	risks related to our indebtedness, including our substantial outstanding debt obligations and our ability to incur substantially more debt;

•	our ability to meet the financial and other covenants contained in the agreements governing our indebtedness;

•	risks related to tax obligations and the effect of future changes in tax laws and accounting standards;

•
risks related to completed or future acquisitions or investments that we may pursue, including the incurrence of incremental indebtedness to help fund such transactions and our ability to promptly and effectively integrate any acquired businesses or capitalize on joint ventures, partnerships and other investments;

•	risks related to a proxy contest for the election of directors at our annual meeting, which could negatively impact our operations or cause volatility in our stock price;

•
risks related to protecting the integrity of, and preventing unauthorized access to, our information technology systems or those of our third party vendors, and protecting the confidential information of our employees and customers against security breaches, including physical or cyber-security breaches, attacks, or other disruptions; and

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

PART I

ITEM 1. BUSINESS

Except as expressly indicated or unless the context otherwise requires, the “Company,” “Avis Budget,” “we,” “our” or “us” means Avis Budget Group, Inc. and its subsidiaries. “Avis,” “Budget,” “Budget Truck,” “Zipcar,” “Payless,” “Apex,” “Maggiore” and “FranceCars” refer to our Avis Rent A Car System, LLC, Budget Rent A Car System, Inc., Budget Truck Rental, LLC, Zipcar, Inc., Payless Car Rental, Inc., Apex Car Rentals, Maggiore Rent S.p.A. and AAA France Cars SAS operations, respectively, and, unless the context otherwise requires, do not include the operations of our licensees, as further discussed below.

OVERVIEW

We are a leading global provider of vehicle rental and other mobility solutions, through our three most recognized brands Avis, Budget and Zipcar together with several brands well recognized in their respective markets, including Payless in the U.S. and certain other regions, Maggiore in Italy, FranceCars in France and Apex in both Australia and New Zealand. We and our licensees operate the Avis and Budget brands in approximately 180 countries throughout the world. We generally maintain a leading share of airport car rental revenue in North America, Europe and Australasia, and we operate one of the leading truck rental businesses in the U.S.

Our brands are differentiated to help us meet a wide range of customer mobility needs throughout the world. Avis is a leading rental vehicle brand positioned to serve the premium commercial and leisure segments of the travel industry, and Budget is a leading rental vehicle brand focused primarily on more value-conscious segments of the industry. Our Zipcar brand is the world’s leading car sharing business offering an alternative to traditional vehicle rental and ownership.

On average, our rental fleet totaled more than 620,000 vehicles and we completed more than 39 million vehicle rental transactions worldwide in 2017. We generate approximately 70% of our time and mileage (“T&M”) revenue from on-airport locations and approximately 30% of our T&M revenue from off-airport locations. We also license the use of the Avis, Budget and Zipcar trademarks to licensees in areas in which we do not operate directly. Our brands have an extended global reach with more than 11,000 car and truck rental locations throughout the world, including approximately 4,750 car rental locations operated by our licensees. We believe that Avis, Budget and Zipcar enjoy complementary demand patterns with mid-week commercial demand balanced by weekend leisure demand.

We operate Budget Truck, one of the leading truck rental businesses in the U.S., through a network of approximately 925 dealer-operated and 450 Company-operated locations throughout the continental U.S. We also own Payless, a car rental brand that operates in the deep-value segment of the industry in the U.S. and other regions; Apex, which is a leading deep-value car rental brand in New Zealand and Australia; Maggiore, a leading vehicle rental brand in Italy; and FranceCars, which operates one of the largest light commercial vehicle fleets in France. We also have investments in certain of our Avis and Budget licensees outside of the U.S., including joint ventures in India and China.

COMPANY HISTORY

Founded in 1946, Avis is believed to be the first company to rent cars from airport locations. Avis expanded its geographic reach throughout the U.S. through growth in licensed and Company-operated locations in the 1950s and 1960s. In 1963, Avis introduced its award winning “We try harder®” advertising campaign, which was recognized as one of the top ten advertising campaigns of the 20th century by Advertising Age magazine.

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

In 2006, Cendant completed the sales and spin-offs of several significant subsidiaries and changed its name to Avis Budget Group, Inc. In 2011, we expanded our international operations with the acquisition of Avis Europe, which was previously an independently-owned licensee operating the Avis and Budget brands in Europe, the Middle East and Africa, and the Avis brand in Asia. Upon the completion of the acquisition of Avis Europe, the Avis and Budget brands were globally reunited under a single company, making Avis Budget Group one of the largest vehicle rental companies in the world.

In 2013, we acquired Zipcar, the world’s leading car sharing network, to further increase our growth potential and our ability to better serve a greater variety of our customers’ mobility needs. In 2012 and 2013, we acquired our Apex and Payless brands, respectively, which allowed us to expand our presence in the deep-value segment of the car rental industry. In 2015, we acquired Maggiore, a leading provider of vehicle rental services in Italy. In 2016, we acquired FranceCars, a privately held vehicle rental company based in France, and significantly expanded our presence in the French market. In 2017, we acquired the operation of our Budget licensee in Poland complementing the acquisition of our Avis Poland licensee in 2015. These acquisitions have allowed us to further expand our global footprint of Company-operated locations and brand presence.

As a Company, we have a long history of innovation in our industry, including:

•	in 1973, we launched our proprietary Wizard system, a constantly updated information-technology system that is the backbone of our operations;

•	in 1987, we introduced our Roving Rapid Return program, powered by a handheld computer device that allows customers to bypass the car return counter;

•	in 1996, we became one of the first car rental companies to accept online reservations;

•	in 2000, we introduced Avis Interactive, the first Internet-based reporting system in the car rental industry;

•	in 2009, we launched what we believe to be the first car rental iPhone application in the U.S.;

•	in 2012, we believe that our Avis brand became the first in the industry to offer mobile applications to customers on all major mobile platforms;

•
in 2013, we acquired Zipcar, a constantly innovating pioneer in using advanced vehicle technologies as the first car sharing company in the U.S. to develop a self-service solution which allows the management of the complex interactions of real-time, location-based activities inherent in a large-scale car sharing operation, including new member application, reservations and keyless vehicle access, fleet management and member management;

•
in 2015, our Avis brand was the first in the industry to offer an Android application that allows customers to use voice-activated technology to make, confirm or cancel their car rental reservations and the first U.S. car rental company to offer an application for the Apple Watch, which enables our customers to email themselves a car rental receipt and view current, upcoming and past car rental reservations from their device;

•	since 2015, we have continued to expand our use of yield management systems, which the Company designed to help optimize its decision-making with respect to pricing and fleet management;

•
in 2016, we significantly upgraded the Avis mobile application, which provides our Avis customers with greater control of their rental experience and enabled several mobile features new to the industry, including an ability for customers to open and close rentals, exchange vehicles and extend rentals on their smartphone or tablet device.

In 2017, our pace of innovation and advancement accelerated significantly with the announcement of several key initiatives that we believe will further support our position as a leader in mobility, including:

•	the launch of our first-ever Mobility Lab located in the Kansas City, Missouri area, which utilizes connected car technology to deliver both customer benefits and operational efficiencies;

•
our plan to double the number of connected vehicles in our U.S. Avis fleet to more than 100,000 cars by the end of 2018, as the next step toward our goal of having a 100% global connected fleet by the end of 2020;

•
our partnership with Waymo, the Alphabet-owned global provider of autonomous vehicle technology, to provide fleet management services and solutions for their current and future markets, providing a unique opportunity to manage and operate self-driving vehicles for both our business and for current and future partners’ fleets and services;

•	our integration with Amazon Alexa, which allows our customers the ability to book and manage their car rental reservations through the popular voice platform on Amazon Echo devices;

•
our use of artificial intelligence to enhance our customers’ rental experiences through the launch of a Google Assistant action to book their reservations using voice-controlled access through Google Home;

•
our partnership with RocketSpace, a leading technology accelerator for start-ups and corporate innovators, in which we are working with a number of diverse global businesses across the mobility landscape to identify market opportunities and encourage cross-industry innovation;

•
our launch of a new mobility option for Zipcar members who depend on a vehicle during the week to commute to and from work, which provides members unlimited, sole access to a vehicle and a dedicated parking spot; and

•	our introduction of Zipcar one-way rentals through our new “Flex” product in London.

SEGMENT INFORMATION

We categorize our operations into two reportable business segments:

•
Americas, which provides and licenses the Company’s brands to third parties for vehicle rentals and ancillary products and services in North America, South America, Central America and the Caribbean, and operates the Company’s car sharing business in certain of these markets; and

•
International, which provides and licenses the Company’s brands to third parties for vehicle rentals and ancillary products and services in Europe, the Middle East, Africa, Asia and Australasia, and operates the Company’s car sharing business in certain of these markets.

The following table presents key operating metrics in 2017 for each of our two reportable business segments:

	Average Rental Fleet	Average T&M Revenue per Day	Total Rental Days
Americas	391,966	$40.03	102	million
International	198,511	$31.52	52	million
Total	590,477	$37.18	154	million
________
Note: Operating metrics exclude Zipcar and U.S. truck rental operations.

The following graphs below present the approximate composition of our net revenue by brand and segment and our T&M revenue by customer and market (excluding Zipcar and U.S. truck rental operations) in 2017.

* Other includes Zipcar, Payless, Apex, Maggiore and FranceCars.

Financial data for our segments and geographic areas is reported in Note 19 to our Consolidated Financial Statements.

OUR STRATEGY

Our objective is to drive sustainable, profitable growth for our Company by delivering strategic initiatives aimed at winning customers through differentiated brands and products, increasing our margins via revenue growth and operational efficiency and enhancing our leadership in the evolving mobility landscape.
Supporting and Strengthening Our Brands
In executing our strategy, we will continue to position our distinct and well-recognized global brands to focus on different segments of customer demand, complemented by our other brands in their respective regional markets. With Avis as a premium brand preferred more by corporate and upscale leisure travelers, Budget as a mid-tier brand targeting value-conscious travelers, Payless as a deep-value brand, Maggiore, FranceCars and Apex as well-recognized regional brands and Zipcar offering its members an urban alternative to car ownership, we believe we are able to satisfy a broad range of mobility demands. While our brands address different use-cases and target customers, we achieve efficiencies by sharing the same operational and administrative infrastructure while providing differentiated value propositions tailored to the brand.
While we currently operate our brands, either directly or through independent operators and licensees, in approximately 180 countries around the world, we will continue to strengthen and further expand our global footprint through organic growth and, potentially, through acquisitions, joint ventures, licensing agreements or other relationships:

•
In countries where we have Company-operated locations, we will continue to identify opportunities to add new rental locations, to grant licenses to independent third parties for areas where we do not currently operate and/or do not wish to operate directly, to strengthen the presence of our brands and to re-acquire previously granted license rights in certain cases.

◦
In countries operated by licensees or partners, including our joint ventures in India and China, we will seek to ensure that our licensees are well positioned to realize the growth potential of our brands in those countries and are growing their presence in those markets, and we expect to consider the re-acquisition of previously granted license rights in certain cases.

◦
In countries where we have either Company-operated or licensee-operated locations, we will continue to identify opportunities to leverage our Zipcar brand and its car sharing model, which allows us to fulfill the expanding urban mobility needs of customers.

Since our Avis brand represents approximately 58% of our revenue and is recognized as a global leader in vehicle rental, we are particularly focused on maintaining and building its reputation as a reliably high-quality service provider. Our Avis Preferred loyalty program, which offers our customers the ability to bypass the rental counter and also earn reward points, coupled with our continued investment in technology, including the Avis mobile application and new Avis websites, is a key part of our efforts to enhance the Avis experience for our customers.
We aim to provide a range of vehicles, products and services at competitive prices, to leverage various marketing channels and to maintain marketing affiliations and corporate account contracts that complement each brand’s positioning. We continue to invest in our brands through a variety of efforts, including both on-line and off-line marketing. We see particular growth opportunities for our Budget and other local brands in Europe, as the share of airport car rentals for Budget is significantly smaller in Europe than in certain other parts of the world, and for Zipcar internationally, where the brand’s proven car sharing model can be expanded into numerous geographic markets.
To further support and strengthen our brands, we are focused and committed to serving our customers and enhancing their rental experience, including through our Customer Led, Service Driven™ initiative, which aims to optimize our customers’ rental experience with our brands, our systems and our employees. We frequently solicit feedback from and survey our customers to better understand their needs and we have implemented actions that further enhance the services we provide our customers, including the following:

•
We created our Avis mobile application with significant input from our customers to provide a higher quality end-to-end user experience, building upon direct feedback to re-design the rental experience to meet customers’ needs. In conjunction with our connected-car fleet, our Avis mobile application provides customers a new and innovative way to control many elements of their rental experience via their smartphone or tablet device without the need to visit the rental counter. Through the Avis mobile application, our customers are able to view which cars are available in real-time; exchange or upgrade a car when near or on the rental lot; confirm, cancel or extend a rental; add ancillary products; return a car without assistance; view their rental agreement; confirm their fuel level at beginning and end of rental as well as miles driven; obtain assistance on demand; and seamlessly return and check-in their vehicle at the end of their journey.

•
We continue to upgrade our technology and the ways that can further serve our customers, to make the reservation, pick-up and return process more convenient and user-friendly, with a particular emphasis on enabling and simplifying our customers’ online interactions with us. We have partnered with other technology and product companies to continuously improve the user experience that serves our customers’ needs through various mobile and technology capabilities. These include applications that allow for voice-controlled access to our services through Amazon Alexa and Google Assistant enabled devices.

We expect to continue to invest in these efforts, with a particular emphasis on technologies, services and products that we believe will allow us to serve customers more effectively and efficiently.

Margins and Operational Efficiency

In executing our strategy, we are focused on identifying and implementing actions that will increase our margins over the next several years. We see significant potential in the areas of optimizing our pricing and customer mix, increasing sales of ancillary products and services through new product developments; optimizing our procurement, deployment and disposition of vehicles, including increased use of non-auction channels for selling our cars; continuing to drive operational efficiency in our business; and applying connected-car/in-vehicle systems and other emerging mobility technologies in our operations.
We have pursued and will continue to pursue opportunities intended to drive our margins and increase our revenues and profitability, including:

•
Informing and offering our customers useful ancillary products and services; promoting car class upgrades, adjusting our mix of vehicles to match customer demand, restructuring our sales strategy to focus on the most profitable segments, increasing the number of rentals that customers book directly through our websites and mobile applications and increasing the proportion of transactions in which customers prepay for rental.

•
Investing in yield management and pricing analytics tools to increase the margins we earn per rental day. We have implemented, and plan to continue deploying, new technology systems that strengthen our yield management decisions and enable us to tailor our product, service and price offerings to meet our customers’ needs and react quickly to shifting market conditions. We will continue to adjust our pricing to improve profitability and manage our fleet to match changes in demand.

•
Aggressively managing and improving our fleet to better drive the purchase, deployment, and disposition of our fleet, grow our direct-to-dealer and consumer sales performance, reduce maintenance and repair expenses, better optimize our salvage costs, and reduce the risk of damage to our vehicles, which we believe will create significant financial benefits.

•
Continue seeking opportunities where our investments will generate strong returns, including by expanding our current rental locations, acquiring and integrating existing licensees in key markets, participating in joint ventures and acquiring leading brands in markets that will contribute to our profitability.

•
Leveraging Zipcar to increase our membership base within its existing markets, as well as expanding the brand into new markets where our existing car rental presence will help enable the introduction of Zipcar’s car sharing services.

•	Addressing demand in the deep-value segment of the vehicle rental industry with both our Payless and Apex brands and looking to increase the contribution from this growth segment of the market.
We continued to focus our efforts on rigorously controlling our costs, aggressively reducing expenses and increasing efficiencies throughout our organization by:

•
Continuing to implement process improvements impacting virtually all areas of our business to increase efficiencies, reduce operating costs and create sustainable cost savings using LEAN, Six Sigma and other similar tools.

•	Achieving reductions in underlying direct operating and selling, general and administrative expenses, including significant reductions in staff.

•	Taking significant actions to further streamline our main administrative offices and shared-services infrastructure through a restructuring program.

•	Assessing location, segment and customer profitability to address less-profitable aspects of our business and focus on the more-profitable accounts that will help drive increased revenue.

•	Deploying changes to our sales, marketing and affinity programs to improve profitability.

•	Implementing initiatives to integrate our acquired businesses, to realize cost efficiencies from combined maintenance, systems, technology and administrative infrastructure.

•
Seeking to better optimize our acquisition, deployment and disposition of fleet to lower costs and better meet customer demand, as well as continued fleet utilization benefits and savings by combining our car rental and car sharing fleets at times to reduce the number of unutilized vehicles.

•
Continuing to implement innovative technological solutions, including self-service voice reservation technology, mobile communications with customers and fleet optimization technologies to reduce costs.

We believe such operational improvements will continue to assist our financial performance.

Our Evolving Mobility Platform
Our Company is well-positioned to remain a global leader in the evolving mobility marketplace. We are focused on seizing opportunities that will allow us to increase our overall value through strategies that support our vehicle rental and other mobility solutions in driving improved profitability through our brands, broadening our partnerships and participation with other innovators and finding opportunities to provide new services and offerings for new and evolving mobility market segments. The mobility landscape has significantly expanded over the past few years, with an increasing number of companies launching their own mobility initiatives in support of fleet and supply chain management, electric and autonomous vehicles, financial and insurance services, digital commerce support and integrated transportation services. We have been and will continue to be actively engaged in partnerships that will help us develop and support mobility solutions for our current business models, and also allow us to test and launch new business models that may allow us to further expand our service offerings.
As the mobility landscape continues to evolve, we are strategically positioned to grow our business and engage in partnerships in the following areas:

•	Traditional vehicle rental and car sharing services;

•	Autonomous vehicles, electric vehicles and connected-car technologies that support our vehicle rental and car-sharing operations;

•	New mobility providers and consumer service platforms;

•	Partnerships with other transportation providers;

•	Ancillary products and services for our customers;

•	Digital commerce services, including data collection and other telematics; and

•	Fleet management and supply chain services.
We believe that new technologies and evolving customer preferences that favor the rental or sharing of, or other new approaches to using vehicles rather than traditional car ownership represent important opportunities for us to meet new and growing consumer and commercial mobility demand by leveraging our existing assets and expertise. We intend to expand our Zipcar brand into new markets and provide new mobility solutions, such as multi-modal trips to both help shape and satisfy our customers’ needs. In addition, we believe there are substantial opportunities for our Avis and Budget brands to benefit and grow as mobility solutions and vehicle-related technologies evolve. We have taken significant steps to enhance our Avis brand offering with our continued investment in the Avis mobile application and see opportunities to drive increased profitability as additional products and services are utilized by more of our customers.
In 2017, we undertook several initiatives and entered into partnerships in support of our strategy, including:

•
Our launch of our first-ever Mobility Lab in the Kansas City, Missouri area, utilizing fully connected vehicles that allows the Company to leverage its capabilities to deliver operational efficiencies through real-time inventory counts, mileage management and automated maintenance notifications that enhance and optimize the Company’s fleet management capabilities;

•
Our integration with Amazon Alexa and Google Assistant, which allows travelers to book and manage their car rental reservations through the popular voice platforms on Amazon Echo and Google Home devices;

•
Our partnership with Waymo, an Alphabet Inc. company, through which we are offering fleet support and maintenance services for their growing fleet of autonomous vehicles beginning with the initial market of Phoenix, Arizona;

•
Our focus on emerging technologies through our collaboration with RocketSpace, a leading technology accelerator for promising start-ups and corporate innovators, to help us identify market opportunities and fuel cross-industry innovation in areas such as autonomous vehicles, electronic vehicles, data analytics and artificial intelligence, next-generation fleet management, automated driver assisted systems and connected car solutions; and

•
Our support to the ride-hailing market as we seek to partner with both ride-hailing companies and auto manufacturers to provide fleet and fleet management and maintenance services that allow us to identify new markets and profitability opportunities.

We are committed to finding new and innovative ways to leverage our global presence and capabilities for leadership in the evolving mobility market. Our brands, customer relationships, locations, assets and infrastructure are all important strategic advantages that we believe enhance and will enable us to grow our position in the industry.

OUR BRANDS AND OPERATIONS

OUR BRANDS

Our Avis, Budget and Zipcar brands are three of the most recognized brands in our industry. We believe that we enjoy significant benefits from operating our Avis and Budget brands to target different customers but sharing the same maintenance facilities, fleet management systems, technology and administrative infrastructure. In addition, we are able to recognize significant benefits and savings by combining our car rental and car sharing maintenance activities and fleets at times to reduce the number of unutilized cars and to meet demand peaks. We believe that Avis, Budget and Zipcar all enjoy complementary demand patterns with mid-week commercial demand balanced by weekend leisure demand. We also operate the Apex and Payless brands, which operate in the deep-value segment of the car rental industry, and augment our Avis, Budget and Zipcar brands. We also operate the Maggiore brand in Italy and the FranceCars brand in France, which further extends the range of vehicle use occasions we are able to serve.

Avis

The Avis brand provides high-quality vehicle rental and other mobility solutions at price points generally above non-branded and value-branded vehicle rental companies to serve the premium commercial and leisure segments of the travel industry. We operate or license the Avis vehicle rental system (the “Avis System”), one of the largest global vehicle rental systems, comprised of approximately 5,450 locations worldwide, including in virtually all of the largest commercial airports and cities in the world.

The Avis System is comprised of an approximately equal number of company-owned and licensee vehicle rental locations worldwide, in both the on-airport and off-airport, or local, rental markets. The table below presents the approximate number of locations that comprise the Avis System as of December 31, 2017.

	Avis System Locations
	Americas	International	Total
Company-operated locations	1,525	1,150	2,675
Licensee locations	725	2,050	2,775
Total Avis System Locations	2,250	3,200	5,450

In 2017, our company-operated Avis locations generated total world-wide revenue of approximately $5.2 billion, 62% of which was derived in the Americas. In 2017, approximately $1.8 billion (or 49%) of our Avis T&M revenue was derived from commercial customers and approximately $2.5 billion (or 70%) was derived from customers renting at airports. The following graphs present the approximate composition of our Avis revenue by segment and our Avis T&M revenue by customer and market in 2017.

We also license the Avis System to independent commercial owners who operate approximately half of our locations worldwide and generally pay royalty fees to us based on a percentage of applicable revenue. In 2017, approximately 30% of the global Avis System revenue was generated by our licensees. The graphs below present the approximate composition of the Avis System revenue in 2017.

We offer Avis customers a variety of premium services, including:

•
the Avis mobile application, which allows customers to reserve, confirm, choose or upgrade their vehicle, add ancillary products, open, close or extend rentals, and, in the case of certain connected vehicles, lock and unlock the vehicle, using their smartphone or tablet device while by-passing the rental counter. The application also allows customers to track courtesy buses to rental locations and help “find my car”;

•	Avis Preferred, a frequent renter rewards program that offers counter bypass at major airport locations and reward points for every dollar spent on vehicle rentals and related products;

•	the Avis Select Series, a selection of luxury vehicles including BMWs, Corvettes, Mercedes, Jaguars and others;

•	rental of portable navigation units, tablets and in-dash satellite radio service;

•	availability of premium, sport and performance vehicles as well as eco-friendly vehicles, including gasoline/electric hybrids;

•	roadside assistance;

•	fuel service options;

•	e-receipts;

•	a 100% smoke-free vehicle rental fleet in North America;

•	electronic toll collection services that allow customers to pay highway tolls without waiting in toll booth lines;

•	amenities such as Avis Access, a full range of special products and services for drivers and passengers with disabilities;

•
Avis Interactive, a proprietary management tool that allows corporate clients to easily view and analyze their rental activity via the Internet, permitting these clients to better manage their travel budgets and monitor employee compliance with applicable travel policies; and

•
Connected car technology that will involve nearly 100,000 vehicles by late 2018 that provide our customers with increased mobility solutions as they seek more control and convenience over their rental experience.

•
Applications that serve our customers through various mobile and technology platforms, including Apple Watch devices, voice-controlled access through Amazon Alexa enabled devices, and Google Assistant enabled devices.

Budget

The Budget brand is a leading supplier of vehicle rental and other mobility solutions focused primarily on more value-conscious segments of the industry. We operate or license the Budget vehicle rental system (the “Budget System”), which is comprised of vehicle rental locations at most of the largest airports and cities in the world.

The table below presents the approximate number of locations that comprise the Budget System as of December 31, 2017.

	Budget System Locations
	Americas	International	Total
Company-operated locations	1,375	750	2,125
Licensee locations	650	1,150	1,800
Total Budget System Locations	2,025	1,900	3,925

In 2017, our company-operated Budget vehicle rental operations generated total revenue of approximately $2.6 billion, of which 82% was derived from operations in the Americas. In 2017, approximately $1.4 billion (or 77%) of our Budget T&M revenue was derived from leisure customers and $1.4 billion (or 76%) was derived from customers renting at airports. The following graphs present the approximate composition of our Budget revenue by segment and our Budget T&M revenue by customer and market in 2017.

We also license the Budget System to independent commercial owners who operate approximately half of our locations worldwide and generally pay royalty fees to us based on a percentage of applicable revenue. In 2017, approximately 28% of the global Budget System revenue was generated by our licensees. The graphs below present the approximate composition of the Budget System revenue in 2017.
Budget offers its customers several products and services similar to Avis, such as refueling options, roadside assistance, electronic toll collection and other supplemental rental products, emailed receipts and special rental rates for frequent renters. In addition, Budget’s mobile application allows customers to reserve, modify and cancel reservations on their smartphone, and its Fastbreak service, expedites rental service for frequent travelers.

Zipcar

Zipcar operates the world’s leading membership-based car sharing network and provides the freedom of “wheels when you want them” to members in over 500 cities and towns and on more than 600 college campuses across the U.S., Canada, Europe and Central America. Zipcar provides self-service vehicles in reserved parking spaces located in neighborhoods, business districts, office complexes, college campuses and airports. Members can reserve vehicles online, on a mobile device or over the phone, by the hour or by the day, at rates that include gasoline, insurance and other costs associated with vehicle ownership. In 2017, we widened Zipcar’s global network by launching operations in Taiwan, Costa Rica and Iceland.

Budget Truck

Our Budget Truck rental business is one of the largest local and one-way truck rental businesses in the U.S. As of December 31, 2017, our Budget Truck fleet is comprised of approximately 19,000 vehicles that are rented through a network of approximately 925 dealer-operated and 450 Company-operated locations throughout the continental U.S. These dealers are independently-owned businesses that generally operate other retail service businesses. In addition to their principal businesses, the dealers rent our light- and medium-duty trucks to customers and are responsible for collecting payments on our behalf. The dealers receive a commission on all truck and ancillary equipment rentals. The Budget Truck rental business serves both the consumer and light commercial sectors. The consumer sector consists primarily of individuals who rent trucks to move household goods on either a one-way or local basis. The light commercial sector consists of a wide range of businesses that rent light- to medium-duty trucks, which we define as trucks having a gross vehicle weight of less than 26,000 pounds, for a variety of commercial applications.

Other Brands

Our Payless brand is a leading rental car supplier positioned to serve the deep-value segment of the industry. We operate or license the Payless brand, which is comprised of approximately 280 locations worldwide, including approximately 100 Company-operated locations and more than 180 locations operated by licensees. Company-operated Payless locations are primarily located in North America, the majority of which are at or near major airports. Payless’ base T&M fees are often lower than those of larger, more established brands, but Payless has historically achieved a greater penetration of ancillary products and services with its customers. The Payless business model allows the Company to extend the life cycle of a portion of our fleet, as we “cascade” certain vehicles that exceed certain Avis and Budget age or mileage thresholds to be used by Payless.

Our Apex brand operates primarily in the deep-value segment of the vehicle rental industry in New Zealand and Australia, where we have approximately 25 rental locations. Apex operates its own rental fleet, separate from Avis and Budget vehicles with generally older and less expensive than vehicles offered by Avis and Budget. Apex generates substantially all of its reservations through its proprietary websites and contact center and typically has a greater-than-average length of rental. The substantial majority of Apex locations are at, or near, major airport locations.

Our Maggiore brand is a leading vehicle rental brand in Italy, where we operate or license approximately 140 rental locations under the Maggiore name. Our Maggiore brand has a strong domestic reputation and benefits from a strong presence at airport, off-airport and railway locations.  We have integrated numerous elements of Maggiore’s operations and fleet management into our existing processes.

Our FranceCars brand operates one of the largest light commercial vehicle fleets in France from more than 70 rental locations. We have integrated a number of elements of FranceCar’s operations and fleet management into our existing processes.

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

Marketing and Sales

We support our brands through a range of marketing channels and campaigns, including traditional off-line media, such as television and print advertising, as well as Internet and email marketing, social media and wireless mobile device applications. We market through sponsorships of major sports entities such as the PGA Tour and the New York Yankees and sponsorships of charitable organizations such as Make-A-Wish. We also utilize a customer relationship management system that enables us to deliver more targeted and relevant offers to customers across online and offline channels and allows our customers to benefit through better and more relevant marketing, improved service delivery and loyalty programs that reward frequent renters with free rental days and car class upgrades.

In 2017, we continued to maintain, expand or enter into marketing alliances with key marketing partners that provide brand exposure and cross-marketing opportunities. For example, in 2017, we became the exclusive car rental partner of Hawaiian Airlines. We also extended or renewed our relationships with International Airlines Group (which includes British Airways, Iberia and Iberia Express and Aer Lingus), Choice Hotels International, and Travelport. Additionally, as the “Official Rental Car of the PGA TOUR,” Avis promoted its products and services to millions of golf enthusiasts worldwide through prominent advertising placements in PGA TOUR television broadcasts, scoreboards at tournaments, online media channels and additional official partner channels.

We continue to maintain strong links to the travel industry including marketing alliances with numerous marketing partners in 2017:

•
We maintain marketing partnerships with many major airlines, including Air Canada, Air France, Air New Zealand, American Airlines, British Airways, Frontier Airlines, Hawaiian Airlines, Iberia Airlines, Japan Airlines, JetBlue Airways, KLM, Lufthansa, Qantas, SAS, Southwest Airlines and Virgin America;

•
We also maintain marketing partnerships with many major hotel companies, including Best Western International, Inc., Hilton Hotels Corporation, Hyatt Corporation, MGM Resorts International, Radisson Hotels and Resorts, Universal Parks & Resorts and Wyndham Worldwide;

•
We offer customers the ability to earn frequent traveler points with many major airlines’ and hotels’ frequent traveler programs, and we are the exclusive rental partner of the Wyndham Rewards program; and

•	We have marketing relationships with numerous non-travel entities, such as affinity groups, membership organizations, retailers, financial institutions and credit card companies.

In 2017, approximately 60% of vehicle rental transactions from our Company-operated Avis locations were generated by travelers who rented from Avis under contracts between Avis and the travelers’ employers or through membership in an organization with which Avis has a contractual affiliation (such as AARP and Costco Wholesale). Avis maintains marketing relationships with other organizations such as American Express, MasterCard International and other organizations, through which we are able to provide their customers with incentives to rent from Avis. Avis licensees also generally have the option to participate in these affiliations.

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

In 2017, Budget Truck signed an agreement with Costco offering Budget Truck rental services to the Costco membership community. Budget Truck also continued to maintain certain truck-rental-specific marketing and/or co-location relationships, such as with Simply Self Storage. We also have an exclusive agreement to advertise Budget Truck rental services in the Mover’s Guide, on the U.S. Postal Service change of address website.

Our Zipcar brand also partners with other active lifestyle brands that appeal to our Zipcar members and organizes, sponsors and participates in charitable and community events with organizations that are important to Zipcar members. Zipcar maintains close relationships with universities that allow us to market to the “next generation consumer” who, upon graduation, may migrate to the major metropolitan areas that we serve, continue their relationship with us and advocate for broad sponsorship of Zipcar membership at their places of work. Through our Zipcar for Business program, we also offer reduced weekday driving rates to employees of companies, federal agencies and local governments that sponsor the use of Zipcars.

LICENSING

We have licensees in approximately 175 countries throughout the world. Royalty fee revenue derived from our vehicle rental licensees in 2017 totaled $136 million, with approximately $97 million in our International segment and $39 million in our Americas segment. Licensed locations are independently operated by our licensees and range from large operations at major airport locations and territories encompassing entire countries to relatively small operations in suburban or rural locations. Our licensees generally maintain separate independently owned and operated fleets. Royalties generated from licensing provide us with a source of high-margin revenue because there are relatively limited additional costs associated with fees paid by licensees to us. Locations operated by licensees represented approximately 50% of our Avis and Budget vehicle rental locations worldwide and approximately 29% of total revenue generated by the Avis and Budget Systems in 2017. We facilitate one-way vehicle rentals between Company-operated and licensed locations, which enables us to offer an integrated network of locations to our customers.

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

The terms of our license agreements, including duration, royalty fees and termination provisions, vary based upon brand, territory, and original signing date. Royalty fees are generally structured to be a percentage of the licensee’s gross rental income. We maintain the right to monitor the operations of licensees and, when applicable, can declare a licensee to be in default under its license agreement. We perform audits as part of our program to assure licensee compliance with brand quality standards and contract provisions. Generally, we can terminate license agreements for certain defaults, including failure to pay royalties or adhere to our operational standards. Upon termination of a license agreement, the licensee is prohibited from using our brand names and related marks in any business. In the U.S., these license relationships constitute “franchises” under most federal and state laws regulating the offer and sale of franchises and the relationship of the parties to a franchise agreement.

We continue to optimize the Avis and Budget Systems by issuing new license agreements and evaluating strategic acquisitions of licensees to grow our revenues and expand our global presence. Our acquisitions of licensees over the last three years include locations in Brazil, Norway, Sweden, Denmark and Poland as well as in local markets in Canada and the United States.

OTHER REVENUE

In addition to revenue from our vehicle rentals and licensee royalties, we generate revenue from our customers through the sale and/or rental of optional ancillary products and services. We offer products to customers that will enhance their rental experience, including:

•
collision and loss damage waivers, under which we agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental such as additional/supplemental liability insurance or personal accident/effects insurance;

•
products for driving convenience such as fuel service options, chauffeur drive services, roadside assistance services, electronic toll collection, tablet rentals, access to satellite radio, portable navigation units and child safety seat rentals; and

•	products that supplement truck rental including automobile towing equipment and other moving accessories such as hand trucks, furniture pads and moving supplies.

We also receive payment from our customers for certain operating expenses that we incur, including vehicle licensing fees, as well as airport concession fees that we pay in exchange for the right to operate at airports and other locations. In addition, we collect membership fees in connection with our car sharing business.

OUR TECHNOLOGIES

Vehicle Rental

We use a broad range of technologies in our vehicle rental operations, substantially all of which are linked to what we call our Wizard system, which is a worldwide reservation, rental, fleet control, data processing and information management system. The Wizard system enables us to process millions of incoming customer inquiries each day, providing our customers with accurate and timely information about our locations, rental rates and vehicle availability, as well as the ability to place or modify reservations. Additionally, the Wizard system is linked to all major travel distribution networks worldwide and provides real-time processing for travel agents, travel industry partners (such as airlines and online travel sites), corporate travel departments and individual consumers through our websites or contact centers. The Wizard system also provides personal profile information to our reservation and rental agents to help us better serve our customers.

We also use data supplied from the Wizard system and other third-party reservation and information management systems to maintain centralized control of major business processes such as fleet acquisition and logistics, sales to corporate accounts and determination of rental rates. The principal components of the systems we employ include:

•
Fleet planning model. We have a comprehensive decision tool to develop fleet plans and schedules for the acquisition and disposition of our fleet, along with fleet age, mix, mileage and cost reports based upon these plans and schedules. This tool allows management to monitor and change fleet deployment on a daily basis and to optimize our fleet plan based on estimated business levels and available repurchase and guaranteed depreciation programs. We also use third-party software to further optimize our fleet acquisition, deployment and disposition activities.

•
Yield management system. We have a yield management system which is designed to enhance profits by providing greater control of vehicle availability and rate availability changes at our rental locations. Our system monitors and forecasts both supply and demand to support our efforts to optimize volume and rate at each location. Integrated into this yield management system is a fleet distribution module that takes into consideration the costs as well as the potential benefits associated with distributing vehicles to various rental locations within a geographic area to accommodate rental demand at these locations. The fleet distribution module makes specific recommendations for movement of vehicles between locations.

•
Pricing decision support systems. Pricing in our industry is highly competitive and complex. To improve our ability to respond to rental rate changes in the marketplace, we have utilized sophisticated systems to gather and report competitive industry rental rate changes every day. Our systems, using data from third-party reservation systems as its source of information, automatically scan rate movements and report significant changes to our staff of pricing analysts for evaluation. These systems greatly enhance our ability to gather and respond to rate changes in the marketplace. In 2017, we continued to implement an integrated pricing and fleet optimization tool that has allowed us to test and implement improved pricing strategies and optimization algorithms, as well as automate the implementation of certain price changes.

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

•
Sales and marketing system. We have developed a sophisticated system of online data tracking which enables our sales force to analyze key account information of our corporate customers including historical and current rental activity, revenue and booking sources, top renting locations, rate usage categories and customer satisfaction data. We use this information, which is updated weekly and captured on a country-by-country basis, to assess opportunities for revenue growth, profitability and improvement.

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

Car Sharing

Our Zipcar car sharing technology was specifically designed and built for our car sharing business and has been continually refined and upgraded. Our fully-integrated platform centralizes the management of our Zipcar reservations, member services, fleet operations and financial systems to optimize the member experience, minimize costs and leverage efficiencies. Through this platform, we:

•	process new member applications;

•	provide the mobile and website applications used by members to make and manage reservations and maintain account information;

•	manage reservations and provide keyless vehicle access;

•	manage and monitor member interactions and communications, including through interactive voice response systems, email and text messaging;

•	integrate with third parties that provide additional services such as gas cards and mapping;

•	manage billing and payment processing across multiple currencies;

•	manage our car sharing fleet, including scheduled service and cleanings and vehicle issue tracking and resolution;

•	manage vehicle locations and location information, including parking agreements; and

•	monitor and analyze key metrics of each Zipcar such as utilization rate, mileage and maintenance requirements.

Each Zipcar is typically equipped with a combination of telematics modules, including a control unit with mobile data service, radio frequency identification card readers, wireless antennae, wiring harness, vehicle interface modules and transponders for toll systems. This hardware, together with internally developed embedded firmware, vehicle communication protocols and datacenter software, allows us to authorize secure access to our Zipcars from our data centers and provides us with a comprehensive set of fleet management data that is stored in our centralized database.

Interactions between members and our Zipcars are captured in our system, across all communication channels, providing us with knowledge we use to improve our members’ experiences and optimize our business processes. We have built and continue to innovate upon our technology platform in order to provide scale to support growth, drive operational efficiency and improve the member experience.

OUR FLEET

We offer a wide variety of vehicles in our rental fleet, including luxury cars and specialty-use vehicles. Our fleet consists primarily of vehicles from the current and immediately preceding model year. We maintain a single fleet of vehicles for Avis and Budget in countries where we operate both brands. The substantial majority of Zipcar’s fleet is dedicated to use by Zipcar, but we have developed processes to share vehicles between the Avis/Budget fleet and Zipcar’s fleet, primarily to help meet Zipcar’s demand peaks. We maintain a diverse rental fleet, in which no vehicle manufacturer represented more than 15% of our 2017 fleet purchases, and we regularly adjust our fleet levels to be consistent with demand. We participate in a variety of vehicle purchase programs with major vehicle manufacturers. In 2017, we purchased vehicles from Citroen, Fiat Chrysler, Ford, General Motors, Hyundai, Kia, Mercedes, Nissan, Opel, Peugeot, Renault, Seat, Toyota, and Volkswagen, among others. During 2017, approximately 15%, 14% and 10% of the vehicles acquired for our rental fleet were manufactured by Ford, Fiat Chrysler, and General Motors, respectively.

Fleet costs represented approximately 26% of our aggregate expenses in 2017. Fleet costs can vary from year to year based on the prices at which we are able to purchase and dispose of rental vehicles.

In 2017, on average, approximately 37% of our rental car fleet was comprised of vehicles subject to agreements requiring automobile manufacturers to repurchase vehicles at a specified price during a specified time period or guarantee our rate of depreciation on the vehicles during a specified period of time, or were vehicles subject to operating leases, which are subject to a fixed lease period and interest rate. We refer to cars subject to these agreements as “program” cars and cars not subject to these agreements as “risk” cars because we retain the risk associated with such cars’ residual values at the time of their disposition. The following graphs present the approximate percentage of program cars in both our average rental car fleet and fleet purchases within each of our reporting segments in the last three years.

Our agreements with automobile manufacturers typically require that we pay more for program cars and maintain them in our fleet for a minimum number of months and impose certain return conditions, including car condition and mileage requirements. When we return program cars to the manufacturer, we receive the price guaranteed at the time of purchase and are thus protected from fluctuations in the prices of previously-owned vehicles in the wholesale market. In 2017, approximately 57% of the vehicles we disposed of were sold pursuant to repurchase or guaranteed depreciation programs. The future percentages of program and risk cars in our fleet will depend on several factors, including our expectations for future used car prices, our seasonal needs and the availability and attractiveness of manufacturers’ repurchase and guaranteed depreciation programs. The Company has agreed to purchase approximately $8.1 billion of program vehicles from manufacturers in 2018.

We dispose of our risk cars largely through automobile auctions, including auctions that enable dealers to purchase vehicles online more quickly than through traditional auctions and direct-to-dealer sales. In 2017, we continued to expand the number of states that can participate in our Ultimate Test Drive consumer car sales program, which offers customers the ability to purchase our rental vehicles. Alternative disposition channels such as Ultimate Test Drive, online auctions, retail lots and direct to dealer sales represented approximately 50% of our risk vehicle dispositions in the Americas in 2017 and provide us with per-vehicle cost savings compared to selling cars at auctions.

For 2017, our average monthly vehicle rental fleet size ranged from a low of approximately 534,000 vehicles in January to a high of approximately 721,000 vehicles in July. Our average monthly car rental fleet size typically peaks in the summer months. Average fleet utilization for 2017, which is based on the number of rental days (or portion thereof) that vehicles are rented compared to the total amount of time that vehicles are available for rent, ranged from 64% in January to 76% in August. Our calculation of utilization may not be comparable to other companies’ calculation of similarly titled statistics.

We place a strong emphasis on vehicle maintenance for customer safety and customer satisfaction reasons, and because quick and proper repairs are critical to fleet utilization. To accomplish this task we have developed specialized training programs for our technicians. Our Maintenance and Damage Planning Department prepares technical service bulletins that can be retrieved electronically at our repair locations. In addition, we have implemented policies and procedures to promptly address manufacturer recalls as part of our ongoing maintenance and repair efforts.

CUSTOMER SERVICE

We believe our commitment to delivering a consistently high level of customer service across all of our brands is a critical element of our success and strategy. Our Customer Led, Service Driven™ program focuses on improving the overall customer experience based on our research of customer service practices, improved customer insights, executing our customer relationship management strategy, delivering customer-centric employee training and leverage our mobile app technology and the enriched experience it provides our customers.

Our associates and managers at our Company-operated locations are trained and empowered to resolve most customer issues at the location level. We also continuously track customer-satisfaction levels by sending location-specific surveys to recent customers and utilize detailed reports and tracking to assess and identify ways that we can improve our customer service delivery and the overall customer experience. In 2017, we received feedback from more than 2 million customers globally. Our location-specific surveys ask customers to evaluate their overall satisfaction with their rental experience and the likelihood that they will recommend our brands, as well as key elements of the rental experience. Results are analyzed in aggregate and by location to help further enhance our service levels to our customers.

We place a high emphasis on valuing our customers’ time through providing complete control with self-service capabilities. While our moble apps provide a fast customer experience, our customers know a company representative is always available to meet their needs. In 2017, we expanded our survey platform to integrate app-specific questions to learn more about individual preferences and find innovative ways to better serve and anticipate our customers’ needs.

EMPLOYEES

As of December 31, 2017, we employed approximately 31,000 people worldwide, of whom approximately 9,400 were employed on a part-time basis. Of our approximately 31,000 employees, approximately 20,000 were employed in our Americas segment and 11,000 in our International segment.

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

As of December 31, 2017, approximately 32% of our employees were covered by collective bargaining or similar agreements with various labor unions. We believe our employee relations are satisfactory. We have never experienced a large-scale work stoppage.

AIRPORT CONCESSION AGREEMENTS

We generally operate our vehicle rental and car sharing services at airports under concession agreements with airport authorities, pursuant to which we typically make airport concession payments and/or lease payments. In general, concession fees for on-airport locations are based on a percentage of total commissionable revenue (as defined by each airport authority), often subject to minimum annual guaranteed amounts. Concessions are typically awarded by airport authorities every three to ten years based upon competitive bids. Our concession agreements with the various airport authorities generally impose certain minimum operating requirements, provide for relocation in the event of future construction and provide for abatement of the minimum annual guarantee in the event of extended low passenger volume.

OTHER BUSINESS CONSIDERATIONS

SEASONALITY

Our vehicle rental business is subject to seasonal variations in customer demand patterns, with the spring and summer vacation periods representing our peak seasons for the majority of the countries in which we operate. We vary our fleet size over the course of the year to help manage any seasonal variations in demand, as well as localized changes in demand. The following chart presents our quarterly revenues for the years ended December 31, 2015, 2016 and 2017.

COMPETITION

The competitive environment for our industry is generally characterized by intense price and service competition among global, local and regional competitors. Competition in our vehicle rental operations is based primarily upon price, customer service quality, including usability of booking systems and ease of rental and return, vehicle availability, reliability, rental locations, product innovation and national or international distribution. In addition, competition is also influenced strongly by advertising, marketing, loyalty programs and brand reputation. We believe the prominence and service reputation of our brands, extensive worldwide ownership of mobility solutions and commitment to innovating will provide us with a competitive advantage.

The use of technology has increased pricing transparency among vehicle rental companies and other mobility solutions providers by enabling cost-conscious customers to more easily compare on the Internet and their mobile devices the rates available for the mobility solutions that fit their needs. This transparency has further increased the prevalence and intensity of price competition in the industry.

Our vehicle rental operations compete primarily with Enterprise Holdings, Inc., which operates the Enterprise, National and Alamo car rental brands; Hertz Global Holdings, Inc., which operates the Hertz, Dollar and Thrifty brands; Europcar Group; and Sixt AG. In addition there are smaller local and regional vehicle rental companies and ride-hailing companies that we compete with largely for short length trips in urban areas. Our Zipcar brand also competes with various local and regional mobility companies, including mobility services sponsored by several auto manufacturers, ride-hailing and car sharing companies and other technology players in the mobility landscape. Our Budget Truck operations in the U.S. competes with several other local, regional and nationwide truck rental companies such as U-Haul International, Inc., Penske Truck Leasing Corporation, Ryder Systems, Inc. and Enterprise.

INSURANCE AND RISK MANAGEMENT

Our vehicle rental and corporate operations expose us to various types of claims for bodily injury, death and property damage related to the use of our vehicles and/or properties, as well as general employment-related matters stemming from our operations. We generally assume the risk of liability to third parties arising from vehicle rental and car sharing services in the United States, Canada, Puerto Rico and the U.S. Virgin Islands, in accordance with the minimum financial responsibility requirements (“MFRs”) and primacy of coverage laws of the relevant jurisdiction. In certain cases, we assume liability above applicable MFRs, but to no more than $1 million per occurrence, other than in cases involving a negligent act on the part of the Company, for which we purchase insurance coverage for exposures beyond retained amounts from a combination of unaffiliated excess insurers.

In Europe, we insure the risk of liability to third parties arising from vehicle rental and car sharing services in accordance with local regulatory requirements through a combination of insurance policies provided by unaffiliated insurers and through reinsurance. We may retain a portion of the insured risk of liability, including reinsuring certain risks through our captive insurance subsidiary AEGIS Motor Insurance Limited. We limit our retained risk of liability through the unaffiliated insurers. We insure the risk of liability to third parties in Argentina, Australasia and Brazil through a combination of unaffiliated insurers and one of our affiliates. These insurers provide insurance coverage supplemental to minimum local requirements.

We offer our U.S. customers a range of optional insurance products and coverages such as supplemental liability insurance, personal accident insurance, personal effects protection, emergency sickness protection, automobile towing protection and cargo insurance, which create additional risk exposure for us. When a customer elects to purchase supplemental liability insurance or other optional insurance related products, we typically retain economic exposure to loss, since the insurance is provided by an unaffiliated insurer that is reinsuring its exposure through our captive insurance subsidiary, Constellation Reinsurance Co., Ltd. Additional personal accident insurance offered to our customers in Europe is provided by a third-party insurer, and reinsured by our Avis Budget Europe International Reinsurance Limited subsidiary. We also maintain excess insurance coverage through unaffiliated carriers to help mitigate our potential exposure to large liability losses. We otherwise bear these and other risks, except to the extent that the risks are transferred through insurance or contractual arrangements.

OUR INTELLECTUAL PROPERTY

We rely primarily on a combination of trademark, trade secret and copyright laws, as well as contractual provisions with employees and third parties, to establish and protect our intellectual property rights. The service marks “Avis,” “Budget,” and “Zipcar” and related marks or designs incorporating such terms and related logos and marks such as “We try harder,” and “wheels when you want them” are material to our vehicle rental and car sharing businesses. Our subsidiaries and licensees actively use these marks. All of the material marks used by Avis, Budget and Zipcar are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as in foreign jurisdictions. Our subsidiaries own the marks and other intellectual property, including the Wizard system, used in our business. We also own trademarks and logos related to the “Apex Car Rentals” brand in Australia and New Zealand, the “Payless Car Rental” brand in the United States and several other countries, the “Maggiore” brand in Italy and the “FranceCars” brand in France.

CORPORATE SOCIAL RESPONSIBILITY

At Avis Budget Group, we take our responsibilities as a corporate citizen seriously. We remain aware of how our actions can benefit the community and are sensitive to the needs of the environment, our customers and our employees. We recognize that being a successful organization means our progress is measured not only in economic terms, but also in the many ways we impact the world around us.

We believe in being responsible global corporate citizens and strive to establish and maintain best practices in corporate social responsibility through a focus on:

•
The Environment: As a responsible corporate citizen, we are committed to monitoring, measuring and managing our environmental impact, and working to reduce it where practicable on an ongoing basis. The following illustrate those commitments:

Car Sharing: Through our Zipcar brand, operating the world’s leading car-sharing network, considered to be one of the most environmentally-friendly transportation alternatives available;

Fleet: Offering our customers a wide variety of vehicles that are environmentally friendly, including as defined by the U.S. Environmental Protection Agency’s SmartWay Certification Program;

Outreach: Partnering with our corporate customers to help them measure and manage the environmental impact of Avis and Budget rental vehicles used by their employees and, where applicable, partnering to help them achieve their sustainability goals;

Compliance: Meeting or voluntarily exceeding the requirements of all federal, state and local health, safety and environmental protection laws; and

Reduction: Limiting our use of natural resources and recycling where practicable, whether water, oil, tire rubber, paper, plastic or other materials.

•
Our People and our Customers: We believe that our success has its foundation in how we treat our employees. Avis Budget Group is committed to maintaining a professional and supportive workplace built on trust between employees and management. In concert with our core values, we seek to foster an environment where communication among our employees is open, honest, and respectful; performance is recognized; growth is encouraged; and accomplishments – individual and collective – are celebrated. We also seek to support the well-being and development of the people we employ and the communities in which they work. The following initiatives reflect our commitment to achieving these goals:

Employee Satisfaction: We periodically measure the success of our workplace initiatives in a Company-wide employee survey. Conducted by an independent third party to ensure impartiality and confidentiality, the survey is part of a long tradition of listening to what employees have to say about the Company, about the job they do, and about what they expect. On average, over 90% of all employees respond, which we feel is best in class participation and engagement. The findings from each survey are presented by managers to employees and plans to address areas for improvement are established;

Employee Benefits Programs: Our employees are critical to our success. To ensure their well-being and professional growth, we generally offer a competitive salary, plus incentive compensation potential and comprehensive benefits. In addition, we offer health and welfare benefits that may include a range of training, employee assistance and personal development programs to help employees and their families prosper. Our employee benefit programs are all offered and administered in compliance with applicable local law;

Live Well – Healthy Living: We maintain a comprehensive program of initiatives designed to encourage our employees and their families to be mindful of their health and to enhance their ability to care for themselves and manage their health care expenses;

Equal Opportunity Employment: We are committed to providing equal employment opportunity to all applicants and employees without regard to race, religion, color, sex, sexual orientation, gender, gender identity, age, national origin, ancestry, citizenship, protected veteran or disability status or any factor prohibited by law, and as such we affirm in policy and practice to support and promote the concept of equal employee opportunity and affirmative action, in accordance with all applicable federal, state, provincial and municipal laws. In addition, the Company will reasonably accommodate known disabilities and religious beliefs of employees and qualified applicants; and

Diversity: As a growing global organization, the Company is proud of the diversity of its workforce. We strive to attract and retain talented and diverse people throughout our organization by engaging in several initiatives to support diversity, including programs specifically designed to develop female leaders and to assist current and former military personnel.

•
Our Communities: The Company is committed to supporting the communities in which it operates by working with nonprofit organizations focused on assisting those in need such as Make-A-Wish. Through relationships with widely-recognized charitable groups and outreach through the Avis Budget Group Charitable Foundation and employee volunteer teams, the Company and its employees contribute to many worthwhile organizations and deserving causes that help improve our communities.

•	Our Business: We hold our employees to high ethical standards. We place great emphasis on professional conduct, safety and security, information protection and integrity.

Ethical Standards: Our employees are required to follow our Code of Conduct. This important document represents the core of our business philosophy and values and covers numerous areas, including standards of work-related behavior; safe work practices; security of information, systems and other assets; conflicts of interest; securities laws; and community service. We provide employees with training to help them understand both our Code of Conduct and how to interpret it in various situations.

Sustainable Procurement: Our Third Party Standards of Conduct represents the Company’s commitment to fostering sustainable relationships with our business partners, agents, consultants, suppliers and other third parties and ensuring that they uphold ethical, social and environmental standards.

Supplier Diversity: The Company also maintains an industry-leading supplier diversity program to promote the growth and development of suppliers who are disadvantaged, minority-owned or women-owned business enterprises. As a result of our commitment, we are honored to be one of America’s Top Corporations for Women’s Business Enterprises for 16 consecutive years and a corporate member of the Billion Dollar Roundtable.

Data Protection: We are committed to taking appropriate measures to properly secure information, records, systems and property. Employees are trained to take particular precautions to protect the Company, our employees, vendors and customers, and, in many cases, themselves, from the unlawful or inappropriate use or disclosure of that information.

REGULATION

We are subject to a wide variety of laws and regulations in the countries in which we operate, including those relating to, among others, consumer protection, insurance products and rates, franchising, customer privacy and data protection, securities and public disclosure, competition and antitrust, environmental matters, taxes, automobile-related liability, corruption and anti-bribery, labor and employment matters, health and safety, claims management, automotive retail sales, currency-exchange and other various banking and financial industry regulations, cost and fee recovery, the protection of our trademarks and other intellectual property, and local ownership or investment requirements. Additional information about the regulations that we are subject to can be found in Item 1A - Risk Factors of this Annual Report on Form 10-K.

COMPANY INFORMATION

Our principal executive office is located at 6 Sylvan Way, Parsippany, New Jersey 07054 (our telephone number is 973-496-4700). The Company files electronically with the Securities and Exchange Commission (the “SEC”) required reports on Form 8-K, Form 10-Q, Form 10-K and Form 11-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934; registration statements and other forms or reports as required. Certain of the Company’s officers and directors also file statements of changes in beneficial ownership on Form 4 with the SEC. The public may read and copy any materials that the Company has filed with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 800-SEC-0330. Such materials may also be accessed electronically on the SEC’s Internet site (sec.gov). The Company maintains a website (avisbudgetgroup.com) and copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports, proxy materials and any amendments to these reports filed or furnished with the SEC are available free of charge in the Investor Relations section of our website, as soon as reasonably practicable after filing with the SEC. Copies of our board committee charters, Codes of Conduct and Ethics, Corporate Governance Guidelines and other corporate governance information are also available on our website. If the Company should decide to amend any of its board committee charters, Codes of Conduct and Ethics or other corporate governance documents, copies of such amendments will be made available to the public through the Company’s website. The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

The following is a cautionary discussion of the most significant risks, uncertainties and assumptions that we believe are significant to our business and should be considered carefully in conjunction with all of the other information set forth in this Annual Report on Form 10-K. The risks described below are not an exhaustive list of all of the risks that we face and are not listed by order of priority or materiality. In addition to the factors discussed elsewhere in this report, the factors described in this item could, individually or in the aggregate, cause our actual results to differ materially from those described in any forward-looking statements. Should unknown risks or uncertainties materialize or underlying assumptions prove inaccurate, actual results could materially differ from past results and/or those anticipated, estimated or projected. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

RISKS RELATED TO OUR BUSINESS

We face risks related to the high level of competition in the vehicle rental industry.

The vehicle rental industry is highly competitive, with price being one of the primary competitive factors. To the extent that our competitors reduce their pricing and we do not provide competitive pricing or if price increases we implement make us less competitive, we risk losing rental volume from existing customers, as well as lessening the chances of success for future bids for new accounts. If competitive pressures lead us to lose rental volume or match any downward pricing and we are unable to reduce our operating costs, then our financial condition or results of operations could be materially adversely impacted.

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

We face risks related to fleet costs.

Fleet costs typically represent our single largest expense and can vary from year to year based on the prices that we are able to purchase and dispose of our vehicles. We purchase program cars, which are guaranteed a rate of depreciation through agreements with auto manufacturers, and non-program, or “risk” vehicles. In 2017, on average approximately 63% of our rental car fleet was comprised of risk vehicles.

The costs of our risk vehicles may be adversely impacted by the relative strength of the used car market, particularly the market for one- to two-year old used vehicles. We currently sell risk vehicles through various sales channels in the used vehicle marketplace, including traditional auctions, on-line auctions, direct-to-dealer sales, retail lots and our Ultimate Test Drive consumer car sales program. These channels may not produce stable vehicle prices in the future, as the market for used vehicles is subject to changes in demand for used vehicles, consumer interests, pricing of new car models, fuel costs and general economic conditions. A reduction in residual values for risk vehicles in our rental fleet could cause us to sustain a substantial loss on the ultimate sale of such vehicles or require us to depreciate those vehicles at a more accelerated rate while we own them. Any reduction in the market value of the vehicles in our fleet could effectively increase our fleet costs, adversely impact our profitability and potentially lead to decreased capacity in our asset-backed car rental funding facilities due to the collateral requirements for such facilities that effectively increase as market values for vehicles decrease.

If the market value of the vehicles in our fleet is reduced or our ability to sell vehicles in the used vehicle marketplace were to become severely limited, we may have difficulty meeting collateral requirements due under our asset-backed financing facilities, which could lead to decreased capacity in such facilities and effectively increase our fleet costs or adversely impact our profitability. In addition, if we are unable to meet our collateral requirements under such facilities, the outstanding principal amount due may be required to be repaid earlier than anticipated. If that were to occur, the holders of our asset-backed debt may have the ability to exercise their right to instruct the trustee to direct the return of program cars and/or the sale of risk cars to generate proceeds sufficient to repay such debt.

Program cars and leased vehicles enable us to determine our depreciation expense in advance of purchase, which is a significant component of our fleet costs. Our program car purchases also generally provide us with flexibility to reduce the size of our fleet rapidly in response to seasonal demand fluctuations, economic constraints or other changes in demand.

While we source our fleet purchases from a wide range of auto manufacturers, our program car purchases expose us to risk to the extent that any of these auto manufacturers significantly curtail production, increase the cost of purchasing program cars or decline to sell program cars to us on terms or at prices consistent with past agreements. Should any of these risks occur, we may be unable to obtain a sufficient number of vehicles to operate our business without significantly increasing our fleet costs or reducing our volumes.

The flexibility to rapidly reduce the size of our fleet may be impeded to the extent that we are forced to reduce the percentage of program cars in our fleet or features of the programs are altered by auto manufacturers, which could have an adverse impact on our fleet costs and results of operations.

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

We face risks related to safety recalls affecting our vehicles.

Our vehicles may be subject to safety recalls by their manufacturers that could have an adverse impact on our business when we remove recalled vehicles from our rentable fleet. We cannot control the number of vehicles that will be subject to manufacturer recalls in the future. Recalls often require us to retrieve vehicles from customers and/or hold vehicles until we can arrange for the repairs described in the recalls to be completed. As such, recalls can result in incremental costs, negatively impact our revenues and/or reduce our fleet utilization. If a large number of vehicles were to be the subject of simultaneous recalls, or if needed replacement parts were not in adequate supply, we may be unable to utilize recalled vehicles for a significant period of time. We could also face liability claims related to vehicles subject to a safety recall. Depending on the nature and severity of the recall, it could create customer service problems, reduce the residual value of the vehicles involved, harm our general reputation and/or have an adverse impact on our financial condition or results of operations.

Weakness in travel demand or general economic conditions in the United States, Europe and other areas in which we operate and/or a significant increase in fuel costs can adversely impact our business.

Demand for vehicle rentals can be subject to and impacted by international, national and local economic conditions. If travel demand or economic conditions in the United States, Europe and/or worldwide were to weaken, our financial condition or results of operations could be adversely impacted.

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

Our truck rental business can be impacted by the housing market. If conditions in the housing market were to weaken, we may see a reduction in truck rental transactions, which could have an adverse impact on our business.

We face risks related to our ability to successfully implement our business strategies and to preserve the value of our brands.

Our strategic objectives involve winning and retaining customers through supporting and strengthening our brands, increasing operational efficiency and margins and enhancing our position in the evolving mobility landscape. We see significant potential in the areas of optimizing our pricing, customer mix and sales of ancillary products and services; optimizing our procurement, deployment and disposition of vehicles, including increased use of non-auction channels for selling our cars; and applying connected-car/in-vehicle systems and other emerging technologies in our operations. If we are unsuccessful in implementing our strategic initiatives, our financial condition or results of operations could be adversely impacted.

The Company continues to take significant actions to further streamline its administrative and shared-services infrastructure through a restructuring program that identifies and replicates best practices, leverages the scale and capabilities of third-party service providers, and is designed to increase the global standardization and consolidation of non-rental-location functions over time. We cannot be certain that such initiatives will continue to be successful. Failure to successfully implement any of these initiatives could have an adverse impact to our financial condition or results of operations.

Any failure to adapt to changes in the mobility landscape, provide a high-quality rental experience for our customers and members, adopt new technologies, capitalize on cost saving initiatives or to meet customer needs could substantially harm our reputation and competitiveness, and could adversely impact our financial condition or results of operations.

We face risks related to political, economic and commercial instability or uncertainty in the countries in which we operate.

Our global operations expose us to a number of risks, including exposure to a wide range of international, national and local economic and political conditions and instability. For example, uncertainty related to the proposed withdrawal of the United Kingdom from the European Union could lead to volatility in the global financial markets, adversely affect tax, legal and regulatory regimes, and could impact the economies of the United Kingdom and other countries in which we operate, which could have a material adverse effect on our results in such countries. Operating or expanding our business in a number of different regions and countries exposes us to a number of risks, including:

•	multiple and potentially conflicting laws, regulations, trade policies and agreements that are subject to change;

•	varying tax regimes, including consequences from changes in applicable tax laws;

•	the imposition of currency restrictions, restrictions on repatriation of earnings or other restraints, as well as difficulties in obtaining financing in foreign countries for local operations;

•	local ownership or investment requirements, or compliance with local laws, regulations or business practices;

•	uncertainty and changes to political and regulatory regimes as a result of changing social, political, regulatory and economic environments in the United States and internationally;

•	national and international conflict, including terrorist acts; and

•	political and economic instability or civil unrest that may severely disrupt economic activity in affected countries.

Exposure to these risks may adversely impact our financial condition or results of operations. Our licensees’ vehicle rental operations may also be impacted by political, economic and commercial instability, which in turn could impact the amount of royalty payments they make to us.

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

We face risks related to our property leases and vehicle rental concessions.

We lease or have vehicle rental concessions at locations throughout the world, including at most airports where we operate both in the United States and internationally and at train stations throughout Europe, where vehicle rental companies are frequently required to bid periodically for space at these locations. If we were to lose a property lease or vehicle rental concession, particularly at an airport or a train station in a major metropolitan area, there can be no assurance that we would be able to find a suitable replacement location on reasonable terms which could adversely impact our business.

We face risks related to the seasonality of our business.

In our business, the third quarter of the year has historically been our most profitable quarter as measured by net income and Adjusted EBITDA due to the increased level of summer leisure travel and household moving activity. We vary our fleet size over the course of the year to help manage seasonal variations in demand, as well as localized changes in demand that we may encounter in the various regions in which we operate. Any circumstance or occurrence that disrupts rental activity during the third quarter, especially in North America and Europe, could have a disproportionately adverse impact on our financial condition or results of operations.

We are dependent on our senior management and other key personnel.

Our success depends on our senior management team and other key personnel, our ability to effectively recruit and retain high quality employees, and replace those who retire or resign. The loss of services of one or more members of our senior management team could adversely affect our business. Failure to retain and motivate our senior management and to hire, retain and develop other important personnel could impact our management and operations, ability to execute our strategies and adversely affect our business and operating results.

We face risks related to acquisitions, including the acquisition of existing licensees or investments in or partnerships with other related businesses.

We may engage in strategic transactions, including the acquisition of or investment in existing licensees and/or other related businesses, or partnerships or joint ventures with companies in related or cross-function lines of business. The risks involved in engaging in these strategic transactions include the possible failure to successfully integrate the operations of acquired businesses, or to realize the expected benefits of such transactions within the anticipated time frame, or at all, such as cost savings, synergies or sales or growth opportunities. In addition, the integration of an acquired business or oversight of a partnership or joint venture may result in material unanticipated challenges, expenses, liabilities or competitive responses, including:

•
a failure to implement our strategy for a particular strategic transaction, including successfully integrating the acquired business into our existing infrastructure, or a failure to realize value from a strategic partnership, joint venture or other investment;

•
inconsistencies between our standards, procedures and policies and those of the acquired business, partnership and/or joint venture, and costs or inefficiencies associated with the integration of our operational and administrative systems;

•	the increased scope and complexity of our operations could require significant attention from management and could impose constraints on our operations or other projects;

•
unforeseen expenses, delays or conditions, including required regulatory or other third-party approvals or consents, or provisions in contracts with third parties that could limit our flexibility to take certain actions;

•
an inability to retain the customers, employees, suppliers and/or marketing partners of the acquired business, partnership or joint venture or generate new customers or revenue opportunities through a strategic partnership;

•
the costs of compliance with local laws and regulations and the implementation of compliance processes, as well as the assumption of unexpected liabilities, litigation, penalties or other enforcement actions; and

•	higher than expected costs arising due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies.

Any one of these factors could result in delays, increased costs or decreases in the amount of expected revenues related to combining the companies or derived from a strategic transaction and could adversely impact our financial condition or results of operations.

We face risks related to our Zipcar operations.

We expect that the competitive environment for our car sharing services will become more intense as additional companies, including automobile manufacturers, ride-hailing and car sharing companies and other technology players in the mobility landscape, enter our existing markets or try to expand their operations. Competitors could introduce new mobility solutions or technologies that change the car sharing industry or consumer attitudes toward car sharing, offer more competitive price and convenience characteristics, or could undertake more aggressive marketing campaigns or price their products below cost. Such developments could adversely impact our business and results of operations should we be unable to compete with such efforts.

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

Our international operations generate revenue and incur operating costs in a variety of currencies. The financial position and results of operations of many of our foreign subsidiaries are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our Consolidated Financial Statements. Changes in exchange rates among these currencies and the U.S. dollar will affect the recorded levels of our assets and liabilities in our consolidated financial statements. While we take steps to manage our currency exposure, such as currency hedging, we may not be able to effectively limit our exposure to intermediate- or long-term movements in currency exchange rates, which could adversely impact our financial condition or results of operations.

We face risks related to our derivative instruments.

We typically utilize derivative instruments to manage fluctuations in foreign exchange rates, interest rates and gasoline prices. The derivative instruments we use to manage our risk are usually in the form of interest rate swaps and caps and foreign exchange and commodity contracts. Periodically, we are required to determine the change in fair value, called the “mark to market,” of some of these derivative instruments, which could expose us to substantial mark-to-market losses or gains if such rates or prices fluctuate materially from the time the derivatives were entered into. Accordingly, volatility in rates or prices may adversely impact our financial position or results of operations and could impact the cost and effectiveness of our derivative instruments in managing our risks.

We face risks related to liability and insurance.

Our global operations expose us to several forms of liability, including claims for bodily injury, death and property damage related to the use of our vehicles, or for having our customers on our premises, as well as workers’ compensation and other employment-related claims by our employees. We may become exposed to uninsured liability at levels in excess of our historical levels resulting from unusually high losses or otherwise. In addition, liabilities in respect of existing or future claims may exceed the level of our reserves and/or our insurance, which could adversely impact our financial condition and results of operations. Furthermore, insurance with unaffiliated insurers may not continue to be available to us on economically reasonable terms or at all. Should we be subject to an adverse ruling, or experience other significant liability for which we did not plan and are unable to adequately insure against such liability, our results of operations, financial position or cash flows could be negatively impacted.

We reinsure certain insurance exposures as well as offer optional insurance coverages through unaffiliated third-party insurers, which then reinsure all or a portion of their risks through our insurance company subsidiaries, which subjects us to regulation under various insurance laws and statutes in the jurisdictions in which our insurance company subsidiaries are domiciled. Any changes in regulations that alter or impede our reinsurance obligations or insurance subsidiary operations could adversely impact the economic benefits that we rely upon to support our reinsurance efforts, which in turn would adversely impact our financial condition or results of operations.

Optional insurance products that we offer to renters in the United States, including, but not limited to, supplemental liability insurance, personal accident insurance and personal effects protection, are regulated under state laws governing such products. Our car rental operations outside the United States must also comply with certain local laws and regulations regarding the sale of supplemental liability and personal accident and effects insurance by intermediaries. Any changes in U.S. or international laws that change our operating requirements with respect to our sale of optional insurance products could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue and profitability. Should more of our customers decline purchasing optional liability insurance products as a result of any changes in these laws or otherwise, our financial condition or results of operations could be adversely impacted.

We offer loss damage waivers to our customers as an option for them to reduce their financial responsibility that may be incurred as a result of loss or damage to the rental vehicle. Certain states in the United States have enacted legislation that mandates disclosure to each customer at the time of rental that damage to the rented vehicle may be covered to some extent by the customer’s personal automobile insurance and that loss damage waivers may not be necessary. In addition, some states have statutes that establish or cap the daily rate that can be charged for loss damage waivers. Should new laws or regulations arise that place new limits on our ability to offer loss damage waivers to our customers, our financial condition or results of operations could be adversely impacted.

Additionally, the current U.S. federal law pre-empts state laws that impute tort liability based solely on ownership of a vehicle involved in an accident. If such federal law were to change, our insurance liability exposure could materially increase.

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

Our global operations expose us to various claims, lawsuits and other legal proceedings that arise in and outside of the ordinary course of our business in the countries in which we operate. We may be subject to complaints and/or litigation involving our customers, licensees, employees, independent operators and others with whom we conduct business, including claims for bodily injury, death and property damage related to use of our vehicles or our locations by customers, or claims based on allegations of discrimination, misclassification as exempt employees under the Fair Labor Standards Act, wage and hourly pay disputes, and various other claims. We could be subject to substantial costs and/or adverse outcomes from such complaints or litigation, which could have a material adverse effect on our financial condition, cash flows or results of operations.

From time to time, our Company and/or other companies in the vehicle rental industry may be reviewed or investigated by state or federal regulators, which could lead to tax assessments, enforcement actions, fines and penalties or the assertion of private litigation claims. It is not possible to predict with certainty the outcome of claims, investigations and lawsuits, and we could in the future incur judgments, taxes, fines or penalties or enter into settlements of lawsuits or claims that could have an adverse impact on our financial condition or results of operations. In addition, while we maintain insurance coverage with respect to exposure for certain types of legal claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

As required by U.S. generally accepted accounting principles (“GAAP”), we establish reserves based on our assessment of actual or potential loss contingencies, including contingencies related to legal claims asserted against us. Subsequent developments may affect our assessment and estimates of such loss contingencies and require us to make payments in excess of our reserves, which could have an adverse effect on our financial condition or results of operations.

We face risks related to laws and regulations that could impact our global operations.

We are subject to multiple, and sometimes conflicting, laws and regulations in the countries in which we operate that relate to, among others, consumer protection, competition and antitrust, customer privacy and data protection, securities and public disclosure, automotive retail sales, franchising, corruption and anti-bribery, environmental matters, taxes, automobile-related liability, labor and employment matters, cost and fee recovery, currency-exchange and other various banking and financial industry regulations, health and safety, insurance rates and products, claims management, protection of our trademarks and other intellectual property and other trade-related laws and regulations. Recent years have seen a substantial increase in the global enforcement of certain of these laws such as the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar foreign laws and regulations. Our continued global operations and expansion could increase the risk of governmental investigations and violations of such laws. We cannot predict the nature, scope or effect of future regulatory requirements to which our global operations may be subject or the manner in which existing or future laws may be administered or interpreted. Any alleged or actual violations of any law or regulation, change in law or regulation or changes in the interpretation of existing laws or regulations may subject us to government scrutiny, investigation and civil and criminal penalties, limit our ability to provide services in any of the countries in which we operate and could result in a material adverse impact on our reputation, business, financial position or results of operations.

In certain countries in which we have Company-operated locations, we may recover certain costs from consumers, including costs associated with the title and registration of our vehicles, or concession costs imposed by an airport authority or the owner and/or operator of the premises from which our vehicles are rented. We may in the future be subject to potential laws or regulations that could negatively impact our ability to separately state, charge and recover such costs, which could adversely impact our financial condition or results of operations.

Current consumer privacy and data protection laws and regulations in the jurisdictions in which we operate limit the types of information that we may collect about our customers and other individuals with whom we deal or propose to deal, as well as how we collect, process and retain the information that we are permitted to collect, some of which may be non-public personally identifiable information. The centralized nature of our information systems requires the routine flow of information about customers and potential customers across national borders, particularly in the United States and Europe. Should this flow of information become illegal or subject to onerous restrictions, our ability to serve our customers could be negatively impacted for an extended period of time. In addition, our failure to maintain the security of the data we hold, whether as a result of our own error or the actions of others, could harm our reputation or give rise to legal liabilities that adversely impact our financial condition or results of operations. Privacy and data protection laws and regulations restrict the ways that we process our transaction information and the Payment Card Industry imposes strict customer credit card data security standards to ensure that our customers’ credit card information is protected. Failure to meet these data security standards could result in substantial increased fees to credit card companies, other liabilities and/or loss of the right to collect credit card payments, which could adversely impact our financial condition or results of operations.

We face risks related to environmental laws and regulations.

We are subject to a wide variety of environmental laws and regulations in connection with our operations, including, among other things, with respect to the ownership or use of tanks for the storage of petroleum products such as gasoline, diesel fuel and motor and waste oils; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of solid or liquid wastes. We maintain liability insurance covering storage tanks at our locations. In the United States, we administer an environmental compliance program designed to ensure that these tanks are properly registered in the jurisdiction in which they are located and are in compliance with applicable technical and operational requirements. The tank systems located at each of our locations may not at all times remain free from undetected leaks, and the use of these tanks may result in significant spills, which may require remediation and expose us to material uninsured liability or liabilities in excess of insurance.

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

Environmental regulatory authorities are likely to continue to pursue measures related to climate change and greenhouse gas emissions. Should rules establishing limitations on greenhouse gas emissions or rules imposing fees on entities deemed to be responsible for greenhouse gas emission become effective in the countries in which we operate, demand for our services could be affected, our fleet and/or other costs could increase, and our business could be adversely impacted.

We face risks related to franchising or licensing laws and regulations.

We license to third parties the right to operate locations using our brands in exchange for royalty payments. Our licensing activities are subject to various laws and regulations in the countries in which we operate. In particular, laws in the United States require that we provide extensive disclosure to prospective licensees in connection with licensing offers and sales, as well as comply with franchise relationship laws that could limit our ability to, among other things, terminate license agreements or withhold consent to the renewal or transfer of these agreements. We are also subject to certain regulations affecting our license arrangements in Europe and other international locations. Although our licensing operations have not been materially adversely affected by such existing regulations, such regulations could have a greater impact on us if we were to become more active in granting or selling new licenses to third parties. Should our operations become subject to new laws or regulations that negatively impact our ability to engage in licensing activities, our financial condition or results of operations could be adversely impacted.

We face risks related to the actions of, or failures to act by, our licensees, dealers, independent operators or third-party vendors.

Our vehicle rental licensee and dealer locations are independently owned and operated. We also operate many of our Company-owned locations through agreements with “independent operators,” which are third-party independent contractors who receive commissions to operate such locations. We also enter into service contracts with various third-party vendors that provide services for us or in support of our business. Under our agreements with our licensees, dealers, independent operators and third-party vendors (collectively referred to as “third-party operators”), the third-party operators retain control over the employment and management of all personnel at their locations or in support of the services that they provide our Company. These agreements also generally require that third-party operators comply with all laws and regulations applicable to their businesses, including relevant internal policies and standards. Regulators, courts or others may seek to hold us responsible for the actions of, or failures to act by, third-party operators or their employees based on theories of vicarious liability, negligence, joint operations or joint employer liability. Although we actively monitor the operations of these third-party operators, and under certain circumstances have the ability to terminate their agreements for failure to adhere to contracted operational standards, we are unlikely to detect all misconduct or noncompliance by the third-party operator or its employees. Moreover, there are occasions when the actions of third-party operators may not be clearly distinguishable from our own. It is our policy to vigorously seek to be dismissed from any claims involving third-party operators and to pursue indemnity for any adverse outcomes that affect the Company. Failure of third-party operators to comply with laws and regulations or our operational standards, or our inability to be dismissed from claims against our third-party operators, may expose us to liability, damages and negative publicity that may damage our brand and reputation and adversely affect our financial condition or results of operations.

We face risks related to our reliance on communications networks and centralized information systems.

We rely heavily on the satisfactory performance and availability of our information systems, including our reservation systems, websites and network infrastructure to attract and retain customers, accept reservations, process rental and sales transactions, manage our fleet of vehicles, account for our activities and otherwise conduct our business. We have centralized our information systems and we rely on third-party communications service and system providers to provide technology services and link our systems with the business locations these systems were designed to serve. A failure or interruption that results in the unavailability of any of our information systems, or a major disruption of communications between a system and the locations it serves, could cause a loss of reservations, interfere with our fleet management, slow rental and sales processes, create negative publicity that damages our reputation or otherwise adversely impacts our ability to manage our business effectively. We may experience system interruptions or disruptions for a variety of reasons, including as the result of network failures, power outages, cyber-attacks, employee errors, software errors, an unusually high volume of visitors attempting to access our systems, or localized conditions such as fire, explosions or power outages or broader geographic events such as earthquakes, storms, floods, epidemics, strikes, acts of war, civil unrest or terrorist acts. Because we are dependent in part on independent third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. Our systems’ business continuity plans and insurance programs seek to mitigate such risks but they cannot fully eliminate the risks as a disruption could be experienced in any of our information systems.

We face risks related to cyber-security breaches of our systems and information technology.

Threats to network and data security are becoming increasingly diverse and sophisticated. Third parties may have the technology or expertise to breach the security of our customer transaction data and our security measures may not prevent physical security or cyber-security breaches, which could result in substantial harm to our business, our reputation or our results of operations. We rely on encryption and/or authentication technology licensed from and, at times, administered by independent third parties to secure transmission of confidential information, including credit card numbers and other customer personal information. Our outsourcing agreements with these third-party service providers generally require that they have adequate security systems in place to protect our customer transaction data. However, advances in computer capabilities, new discoveries in the field of cryptography or other cyber-security developments could render our security systems and information technology, or those used by our third-party service providers, vulnerable to a breach. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Cyber-security risks such as hacking, viruses, malicious software, ransomware, phishing attacks, denial of service attacks and other attempts to capture, disrupt or gain unauthorized access to data are rapidly evolving and could lead to disruptions in our reservation system or other data systems, unauthorized release of confidential or otherwise protected information or corruption of data. Any successful efforts by individuals to infiltrate, break into, disrupt, damage or otherwise steal from the Company’s, its licensees’ or its third-party service providers’ security or information systems could damage our reputation and expose us to increased costs, litigation or other liability that could adversely impact our financial condition or results of operations.

We face risks associated with the recently enacted Public Law 115-97, commonly referred to as the U.S. Tax Reform Act (the “Tax Act”).

On December 22, 2017, the Tax Act was signed into law, which broadly reforms the U.S. corporate income tax system. Several provisions of the Tax Act affect the Company, specifically the provision eliminating the use of like-kind exchange for personal property and the provision allowing for full expensing of qualified property purchases through the year 2022. Since 2004, we have utilized a like-kind exchange program whereby we replace vehicles in a manner that allows tax gains on vehicles sold in the U.S. to be deferred, resulting in a material deferral of U.S. federal and state income taxes. The Tax Act repeals like-kind exchange treatment for vehicle sales as of January 1, 2018. The effect of the elimination of our like-kind exchange will be largely offset through 2022 by the full expensing provision of certain business assets in the year placed in service, which we believe includes our vehicles. However, an extended downsizing of our fleet would significantly decrease the amount of tax deductions available under the full expensing provision. This would result in the utilization of tax attributes and increased federal and state income tax liabilities that could require us to make material cash payments. Such a downsizing or reduction in purchases would likely occur if, and to the extent, we are unable to obtain financing when our asset-backed rental car financings mature, or in connection with a significant decrease in demand for vehicle rentals. In addition, the full expensing provision phases out at the end of year 2022 and we are not certain if this provision will be extended. Therefore, we cannot offer assurance that the benefits from the expected tax deductions will continue.

The Tax Act also makes significant changes to the U.S. Internal Revenue Code applicable to corporations. Such changes include reducing the corporate income tax rate, imposing a mandatory repatriation tax on undistributed historic earnings of foreign subsidiaries, eliminating or limiting the deductibility of certain business expenses, and requiring the inclusion in the U.S. tax base certain earnings generated by foreign subsidiaries, among other changes. While the Company is still evaluating the impact of these changes, certain of these changes could adversely impact our financial condition or results of operations.

We face risks related to our protection of our intellectual property.

We have registered certain marks and designs as trademarks in the United States and in certain other countries. At times, competitors may adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered trademarks. From time to time, we have acquired or attempted to acquire Internet domain names held by others when such names have caused consumer confusion or had the potential to cause consumer confusion.

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

Our ability to satisfy and manage our debt obligations depends on our ability to generate cash flow and on overall financial market conditions. To some extent, this is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, many of which are beyond our control. Our outstanding debt obligations require us to dedicate a significant portion of our cash flows to pay interest and principal on our debt, which reduces the funds available to us for other purposes. Our business may not generate sufficient cash flow from operations to permit us to service our debt obligations and meet our other cash needs, which may force us to reduce or delay capital expenditures, sell or curtail assets or operations, seek additional capital or seek to restructure or refinance our indebtedness. If we must sell or curtail our assets or operations, it may negatively affect our ability to generate revenue. Certain of our debt obligations contain restrictive covenants and provisions applicable to us and our subsidiaries that limit our ability to, among other things:

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

Our failure to comply with the restrictive covenants contained in the agreements or instruments that govern our debt obligations, if not waived, would cause a default under our senior credit facility and could result in a cross-default under several of our other debt obligations, including our U.S. and European asset-backed debt facilities. If such a default were to occur, certain provisions in our various debt agreements could require that we repay or accelerate debt payments to the lenders or holders of our debt, and there can be no assurance that we would be able to refinance or obtain a replacement for such financing programs.

We face risks related to movements or disruptions in the credit and asset-backed securities markets.

We finance our vehicle fleet purchases and operations through the use of asset-backed securities in the United States, Canada, Australia and Europe and other debt financing structures available through the credit markets. If the asset-backed financing and/or credit markets were to be disrupted for any reason, we may be unable to obtain refinancing for our operations or vehicle fleet purchases at current levels, or at all, when our respective asset-backed financings or debt financings mature. Likewise, any disruption of the asset-backed financing or credit markets could also increase our borrowing costs, as we seek to engage in new financings or refinance our existing financings. In addition, we could be subject to increased collateral requirements to the extent that we request any amendment or renewal of any of our existing asset-backed or debt financings.

We face risks related to potential increases in interest rates.

A portion of our borrowings, primarily our vehicle-backed borrowings, bears interest at variable rates that expose us to interest rate risk. If interest rates were to increase, whether due to an increase in market interest rates or an increase in our own cost of borrowing, our debt service obligations for our variable rate indebtedness would increase even though the amount of borrowings remained the same, and our results of operations could be adversely affected. As of December 31, 2017, our total outstanding debt of approximately $12.8 billion included unhedged interest rate sensitive debt of approximately $2.8 billion. During our seasonal borrowing peak in 2017, outstanding unhedged interest rate sensitive debt totaled approximately $5.1 billion.

Virtually all of our debt under vehicle programs and certain of our corporate indebtedness matures within the next five years. If we are unable to refinance maturing indebtedness at interest rates that are equivalent to or lower than the interest rates on our maturing debt, our results of operations or our financial condition may be adversely affected.

RISKS RELATED TO OUR COMMON STOCK

We face risks related to the market price of our common stock.

We cannot predict the prices at which our common stock will trade. The market price of our common stock experienced substantial volatility in the past and may fluctuate widely in the future, depending upon many factors, some of which may be beyond our control, including:

•	weakness in general economic conditions and credit markets;

•	changes in consumers’, investors’ and analysts’ perceptions of our industry, business or related industries;

•	our quarterly or annual earnings, or those of other companies in our industry, including our key suppliers;

•	financial estimates that we provide to the public, any changes in such estimates, or our failure to meet such estimates;

•	actual or anticipated fluctuations in our operating results;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•
announcements by us or our competitors of acquisitions, dispositions, strategies, management or stockholder changes, marketing affiliations, projections, fleet costs, pricing actions or other competitive actions;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	overall stock market fluctuations;

•	success or failure of competitive service offerings or technologies;

•	tax or regulatory developments in the United States and other countries in which we operate;

•	litigation involving us; actions of activist stockholders and responses from our Board and senior management; and

•	the timing and amount of any share repurchases by us.

If any of the foregoing occurs, it could cause our stock price to fall and may expose us to litigation, including class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Our stockholders’ percentage of ownership may be diluted in the future.

Our stockholders’ percentage of ownership may be diluted in the future due to equity issuances or equity awards that we granted or will grant to our directors, officers and employees. In addition, we may undertake acquisitions financed in part through public or private offerings of securities, or other arrangements. If we issue equity securities or equity-linked securities, the issued securities would have a dilutive effect on the interests of the holders of our common shares. We expect to continue to grant restricted stock units, stock options and/or other types of equity awards in the future.

Certain provisions of our certificate of incorporation and by-laws, Delaware law and our stockholder rights plan could prevent or delay a potential acquisition of control of our Company, which could decrease the trading price of our common stock.

Our amended and restated certificate of incorporation, amended and restated by-laws and the laws in the State of Delaware contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the prospective acquirer and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In January 2018, our Board of Directors adopted a short-term stockholder rights plan, which may cause substantial dilution to a person or group that attempts to acquire control of the Company on terms not approved by our Board of Directors.

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

A currently pending proxy contest could cause us to incur substantial costs, divert management’s attention and resources and have other adverse effects on our business.

On February 15, 2018, SRS Investment Management announced its intention to nominate five candidates for election to our Board of Directors at our 2018 Annual Meeting of Stockholders. As a result of this pending proxy contest, or if other activist stockholder activities ensue, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist stockholders can be disruptive, costly and time-consuming, and can divert the attention of management and our employees. We may incur significant expenses by retaining the services of various professionals to advise us on this matter, including legal, financial and communications advisors, which may negatively impact our future financial results. In addition, this proxy contest and any similar activist stockholder initiatives may lead to perceived uncertainties as to our future direction, strategy or leadership and may lead to the perception of instability or lack of continuity, which may be exploited by our competitors, cause concern to our current or potential customers or vendors, or cause our stock price to experience periods of volatility.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 6 Sylvan Way, Parsippany, New Jersey 07054 pursuant to a lease agreement that expires in 2023. We own a facility in Virginia Beach, Virginia, which serves as a satellite administrative facility for our car and truck rental operations. We also lease office space in Tulsa, Oklahoma, and Boston, Massachusetts, pursuant to leases expiring in 2022 and 2023, respectively. These locations primarily provide operational and administrative services or contact center operations for our Americas segment. We also lease office space in Bracknell, England, Budapest, Hungary and Barcelona, Spain, pursuant to leases expiring in 2027, 2021 and 2019, respectively, for corporate offices, contact center activities and other administrative functions, respectively, for our International segment. Other office locations throughout the world are leased for administrative, regional sales and operations activities.

We lease or have vehicle rental concessions for our brands at locations throughout the world. We own approximately 2% of the locations from which we operate and in some cases we sublease to franchisees or other third parties. The remaining locations from which we operate our vehicle rental businesses are leased or operated under concession agreements with governmental authorities and private entities. Those leases and concession agreements typically require the payment of minimum rents or minimum concession fees and often also require us to pay or reimburse operating expenses; to pay additional rent, or concession fees above guaranteed minimums, based on a percentage of revenues or sales arising at the relevant premises; or to do both. See Note 14 to our Consolidated Financial Statements for information regarding lease commitments.

We believe that our properties are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 14 to our Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE OF COMMON STOCK

Our common stock is currently traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CAR.” The following table sets forth the quarterly high and low sales prices per share of our common stock as reported by NASDAQ for 2017 and 2016. At January 31, 2018, the number of stockholders of record was 2,639.

	High	Low
2017
First Quarter	$41.00	$27.36
Second Quarter	32.52	20.71
Third Quarter	38.76	27.10
Fourth Quarter	46.32	31.97

	High	Low
2016
First Quarter	$36.32	$21.73
Second Quarter	34.85	21.85
Third Quarter	39.54	29.72
Fourth Quarter	41.53	30.60

DIVIDEND POLICY

We neither declared nor paid any cash dividend on our common stock in 2017 and 2016, and we do not currently anticipate paying cash dividends on our common stock. However, we evaluate our dividend policy on a regular basis and may pay dividends in the future, subject to compliance with the covenants in our senior credit facility, the indentures governing our senior notes and our vehicle financing programs. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will also depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information about shares of our common stock that may be issued upon the exercise of options and restricted stock units under all of our existing equity compensation plans as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and Restricted Stock Units (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (Excludes Restricted Stock Units) ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column) (b)
Equity compensation plans approved by security holders	2,850,348	$7.08	6,427,576
Equity compensation plans not approved by security holders	—	—	—
Total	2,850,348	$7.08	6,427,576
__________

(a)	Includes options and other awards granted under the Amended and Restated Equity and Incentive Plan, which plan was approved by stockholders.

(b)
Represents 3,995,921 shares available for issuance under the Amended and Restated Equity and Incentive Plan and 2,431,655 shares available for issuance pursuant to the 2009 Employee Stock Purchase Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

The following is a summary of the Company’s common stock repurchases by month for the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
October 2017	845,967	$40.14	845,967	$139,791,098
November 2017	538,577	35.56	538,577	120,641,379
December 2017	464,984	43.31	464,984	100,501,894
Total	1,849,528	$39.60	1,849,528	$100,501,894
________

(a)
Excludes, for the three months ended December 31, 2017, 117 shares which were withheld by the Company to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock unit awards.

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

PERFORMANCE GRAPH

Set forth below are a line graph and table comparing the cumulative total stockholder return of our common stock against the cumulative total returns of peer group indices, the S&P 500 Index and the Dow Jones U.S. Transportation Average Index for the period of five fiscal years commencing December 31, 2012 and ending December 31, 2017. The broad equity market indices used by the Company are the S&P 500 Index, which measures the performance of large-sized companies, and the Dow Jones U.S. Transportation Average Index, which measures the performance of transportation companies. The graph and table depict the result of an investment on December 31, 2012 of $100 in the Company’s common stock, the S&P 500 Index and the Dow Jones U.S. Transportation Average Index, including investment of dividends.

	As of December 31,
	2012	2013	2014	2015	2016	2017
Avis Budget Group, Inc.	$100.00	$203.94	$334.66	$183.10	$185.07	$221.39
S&P 500 Index	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
Dow Jones U.S. Transportation Average Index	$100.00	$141.38	$176.82	$147.19	$180.05	$214.30

ITEM 6. SELECTED FINANCIAL DATA

	As of or For the Year Ended December 31,
	2017	2016	2015	2014	2013
		(In millions, except per share data)
Results of Operations
Net revenues	$8,848	$8,659	$8,502	$8,485	$7,937

Net income	$361	$163	$313	$245	$16

Adjusted EBITDA (a)	$735	$838	$903	$876	$769

Earnings per share
Basic	$4.32	$1.78	$3.02	$2.32	$0.15
Diluted	4.25	1.75	2.98	2.22	0.15

Financial Position
Total assets	$17,699	$17,643	$17,634	$16,842	$16,150
Assets under vehicle programs	11,879	11,578	11,716	11,058	10,452
Corporate debt	3,599	3,523	3,461	3,353	3,321
Debt under vehicle programs (b)	9,221	8,878	8,860	8,056	7,276
Stockholders’ equity	573	221	439	665	771
Ratio of debt under vehicle programs to assets under vehicle programs	78%	77%	76%	73%	70%
__________

(a)
The following table reconciles Net Income to Adjusted EBITDA within our Selected Financial Data, which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charge, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net charges for an unprecedented personal-injury legal matter and income taxes. Net charges for the legal matter are recorded within operating expenses in our Consolidated Statements of Operations. We have revised our definition of Adjusted EBITDA to exclude costs associated with the separation of certain officers of the Company and our limited voluntary opportunity plans, which offered certain employees the limited opportunity to elect resignation from employment for enhanced severance benefits. Costs associated with the separation of certain officers and the limited voluntary opportunity plans are recorded as part of restructuring and other related charges in our Consolidated Statements of Operations. We did not revise prior years’ Adjusted EBITDA amounts because there were no costs similar in nature to these items. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7, for an explanation of why we believe Adjusted EBITDA is a useful measure.

		For the Year Ended December 31,
		2017	2016	2015	2014	2013
Net income		$361	$163	$313	$245	$16
Provision for (benefit from) income taxes		(150)	116	69	147	81
Income before income taxes		211	279	382	392	97
Add:	Non-vehicle related depreciation and amortization	259	253	218	180	152
	Interest expense related to corporate debt, net	188	203	194	209	228
	Restructuring and other related charges	63	29	18	26	61
	Transaction-related costs, net	23	21	68	13	51
	Early extinguishment of corporate debt	3	27	23	56	147
	Impairment	2	—	—	—	33
	Charges for legal matter, net	(14)	26	—	—	—
Adjusted EBITDA		$735	$838	$903	$876	$769

(b)	Includes related-party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”). See Note 13 to our Consolidated Financial Statements.
In presenting the financial data above in conformity with GAAP, we are required to make estimates and assumptions that affect the amounts reported. See “Critical Accounting Policies” under Item 7 of this Annual Report for a detailed discussion of the accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

RESTRUCTURING AND OTHER RELATED CHARGES, TRANSACTION-RELATED COSTS, AND OTHER ITEMS
In 2017, 2016, 2015, 2014 and 2013 we recorded restructuring and other related charges of $63 million, $29 million, $18 million, $26 million, and $61 million, respectively. See Note 4 to our Consolidated Financial Statements.
During 2017, 2016, 2015, 2014 and 2013, we recorded $23 million, $21 million, $68 million, $13 million and $51 million, respectively, of transaction-related costs, primarily related to the acquisition and integration of acquired businesses with our operations. In 2017, these costs primarily related to integration-related costs of acquired businesses and acquisition-related costs of businesses pursued. In 2016, these costs primarily related to integration-related costs of acquired businesses. In 2015, these costs were primarily related to acquisition- and integration-related costs of acquired businesses, including $25 million of non-cash charges recognized in connection with the acquisition of the Avis and Budget license rights for Norway, Sweden and Denmark and Avis license rights for Poland, costs associated with the acquisition of the remaining 50% equity interest in our Brazilian licensee, which is now a wholly-owned subsidiary, and expenses related to certain pre-acquisition contingencies. In 2014, these costs were primarily related to acquisition- and integration-related costs of acquired businesses, including a non-cash gain recognized in connection with the acquisition of our Budget license rights in southern California and Las Vegas, and contingent consideration related to our Apex Car Rentals acquisition. In 2013, these costs were primarily related to the acquisition of Zipcar and the integration of acquired businesses. See Notes 2 and 5 to our Consolidated Financial Statements.
In 2017, 2016, 2015, 2014 and 2013 we recorded $3 million, $27 million, $23 million, $56 million and $147 million, respectively, of expense related to the early extinguishment of corporate debt. See Note 12 to our Consolidated Financial Statements.
In 2017, we recorded a $2 million impairment charge related to our Zipcar trademark. In 2013, we recorded a charge of $33 million for the impairment of our equity-method investment in our Brazilian licensee.
In 2017, we recognized recoverable insurance proceeds of $27 million and a charge of $13 million related to an adverse legal judgment against us in a personal injury case. In 2016, we recorded a charge of $26 million related to the same legal matter. This adverse legal judgment is recorded within operating expenses in our consolidated statement of operations.

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

OVERVIEW
OUR COMPANY
We operate three of the most globally recognized brands in the vehicle rental and other mobility solutions industry, Avis, Budget and Zipcar together with several brands well recognized in their respective markets, including Payless, Maggiore in Italy, FranceCars in France and Apex in both New Zealand and Australia. We are a leading vehicle rental operator in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet of more than 620,000 vehicles. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.
OUR SEGMENTS
We categorize our operations into two reportable business segments: Americas and International, as discussed in Part I of this Form 10-K.
BUSINESS AND TRENDS
Our revenues are derived principally from vehicle rentals in our Company-owned operations and include:

•	time & mileage fees charged to our customers for vehicle rentals;

•
payments from our customers with respect to certain operating expenses we incur, including gasoline and vehicle licensing fees, as well as concession fees, which we pay in exchange for the right to operate at airports and other locations; and

•	sales of loss damage waivers and insurance and other supplemental items in conjunction with vehicle rentals.
In addition, we receive royalty revenue from our licensees in conjunction with their vehicle rental transactions.

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
Throughout 2017, we operated in an uncertain and uneven economic environment marked by heightened geopolitical risks, competitive market conditions and relatively soft used-vehicle values in the U.S. We expect such economic conditions to continue in 2018 along with the incremental impact of rising interest rates. Nonetheless, we continue to anticipate that worldwide demand for vehicle rental and other mobility solutions will increase in 2018, most likely against a backdrop of modest and possibly uneven global economic growth. We will look to pursue opportunities for pricing increases in 2018 to enhance our profitability and returns on invested capital.

Our objective is to drive sustainable, profitable growth by delivering strategic initiatives aimed at winning customers through differentiated brands and products, increasing our margins via revenue growth and operational efficiency and enhancing our leadership in the evolving mobility landscape. Our strategies are intended to support and strengthen our brands, to grow our Adjusted EBITDA over time and to achieve growth and efficiency opportunities as mobility solutions continue to evolve. We operate in a highly competitive industry and we expect to continue to face challenges and risks. We seek to mitigate our exposure to risks in numerous ways, including delivering upon our core strategic initiatives and through continued optimization of fleet levels to match changes in demand for vehicle rentals, maintenance of liquidity to fund our fleet and operations, appropriate investments in technology and adjustments in the size and the nature and terms of our relationships with vehicle manufacturers.
During 2017:

•	Our net revenues totaled $8.8 billion and grew 2% compared to the prior year due to higher rental volumes, offset by lower time & mileage revenue per day.

•
Our net income was $361 million, representing $198 million year-over-year higher earnings, and our Adjusted EBITDA was $735 million, representing a $103 million year-over-year reduction, due to higher per-unit fleet costs in the Americas, partially offset by higher revenues, improved utilization and a $25 million positive impact from currency exchange rate movements.

•	We repurchased $200 million of our common stock, reducing our shares outstanding by approximately 6.1 million shares, or 7%.

•
We issued €250 million of 4½% euro-denominated Senior Notes due 2025, the proceeds of which were used to redeem all €175 million of our outstanding 6% euro-denominated Senior Notes due 2021 and a portion of our Floating Rate Senior Notes due 2017.

•
We increased our Floating Rate Term Loan due 2022 to $1.1 billion and reduced the loan interest rate to three-month LIBOR plus 2.00%. The incremental proceeds were used to redeem our outstanding Floating Rate Term Loan due 2019 and the remaining portion of our outstanding Floating Rate Senior Notes due 2017.

On December 22, 2017, the U.S. enacted Public Law 115-97, commonly referred to as the U.S. Tax Reform Act (the “Tax Act”). The Tax Act makes broad and complex changes to U.S. corporate tax laws, including, but not limited to, (i) reducing the U.S. federal corporate tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on cumulative earnings of foreign subsidiaries; (iii) repealing the like-kind exchange provisions for personal property; (iv) full capital expensing of qualified property for five years through 2022; (v) requiring a current inclusion in U.S. federal taxable income of certain earnings of foreign subsidiaries; (vi) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (vii) creating a new limitation on deductible interest expense; and (viii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
We expect our 2018 provision for income taxes to be primarily impacted by the reduced U.S. corporate tax rate, the inclusion in the U.S. tax base of certain foreign subsidiary earnings and the limitations on the deductibility of certain business expenses. While we are still evaluating the impact of these changes, certain of these changes could have a material impact on our financial condition or results of operations.

RESULTS OF OPERATIONS

We measure performance principally using the following key operating statistics: (i) rental days, which represent the total number of days (or portion thereof) a vehicle was rented, (ii) time & mileage revenue per rental day, which represents the average daily revenue we earned from rental time & mileage fees charged to our customers, both of which exclude our U.S. truck rental and Zipcar car sharing operations and (iii) per-unit fleet costs, which represent vehicle depreciation, lease charges and gain or loss on vehicle sales, divided by average rental fleet and exclude our U.S. truck rental operations. We also measure our ancillary revenues (rental-transaction revenue other than time & mileage revenue), such as from the sale of collision and loss damage waivers, insurance products, fuel service options and rental of other supplemental products. Our rental days and time & mileage revenue per rental day vehicle rental operating statistics are all calculated based on the actual rental of the vehicle during a 24-hour period. We believe that this methodology provides us with the most relevant statistics in order to manage the business. Our calculation may not be comparable to other companies’ calculation of similarly-titled statistics. We present currency exchange rate effects to provide a method of assessing how our business performed excluding the effects of foreign currency rate fluctuations. Currency exchange rate effects are calculated by translating the current-year results at the prior-period average exchange rate plus any related gains and losses on currency hedges.

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenue and “Adjusted EBITDA,” which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net charges for unprecedented personal-injury legal matters and income taxes. Net charges for unprecedented personal-injury legal matters are recorded within operating expenses in our consolidated results of operations. We have revised our definition of Adjusted EBITDA to exclude costs associated with the separation of certain officers of the Company and our limited voluntary opportunity plans, which offered certain employees the limited opportunity to elect resignation from employment for enhanced severance benefits. Costs associated with the separation of certain officers and the limited voluntary opportunity plans are recorded as part of restructuring and other related charges in our consolidated results of operations. We did not revise prior years’ Adjusted EBITDA amounts because there were no costs similar in nature to these costs. We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our operating businesses and in comparing our results from period to period. We also believe that Adjusted EBITDA is useful to investors because it allows investors to assess our results of operations and financial condition on the same basis that management uses internally. Adjusted EBITDA is a non-GAAP measure and should not be considered in isolation or as a substitute for net income or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

Our consolidated results of operations comprised the following:

	Year Ended December 31,		$ Change Favorable /(Unfavorable)
	2017	2016		% Change
Revenues
Vehicle rental	$6,219	$6,081	$138	2%
Other	2,629	2,578	51	2%
Net revenues	8,848	8,659	189	2%

Expenses
Operating	4,472	4,382	(90)	(2%)
Vehicle depreciation and lease charges, net	2,221	2,047	(174)	(9%)
Selling, general and administrative	1,120	1,134	14	1%
Vehicle interest, net	286	284	(2)	(1%)
Non-vehicle related depreciation and amortization	259	253	(6)	(2%)
Interest expense related to corporate debt, net:
Interest expense	188	203	15	7%
Early extinguishment of debt	3	27	24	89%
Restructuring and other related charges	63	29	(34)	*
Transaction-related costs, net	23	21	(2)	(10%)
Impairment	2	—	(2)	*
Total expenses	8,637	8,380	(257)	(3%)

Income before income taxes	211	279	(68)	(24%)
Provision for (benefit from) income taxes	(150)	116	266	*

Net income	$361	$163	$198	*
__________

*	Not meaningful.

During 2017, our revenues increased as a result of a 5% increase in rental volumes, partially offset by a 1% decrease in time & mileage revenue per day. Currency exchange rate movements increased revenues by $58 million.

Total expenses increased as a result of higher rental volumes, a 4% increase in per-unit fleet costs (including a 1% negative impact from currency exchange rate movements) and increased restructuring and other related charges, partially offset by cost mitigating actions. Currency movements increased expenses by $25 million year-over-year. Our effective tax rates were a benefit of 71% and a provision of 42% in 2017 and 2016, respectively, which in 2017 included a $213 million provisional income tax benefit related to the impact of the Tax Act. This net benefit primarily consists of a benefit of $317 million from the revaluation of net deferred tax liabilities as a result of the corporate income tax rate reduction and a provisional expense of $104 million for the one-time transition tax on cumulative foreign earnings. As a result of these items, our net income increased by $198 million.

For 2017, the Company reported earnings of $4.25 per diluted share, which includes after-tax restructuring and other related charges of ($0.48) per share, after-tax transaction-related costs of ($0.23) per share, after-tax debt extinguishment costs of ($0.02) per share, an after-tax impairment charge of ($0.01) per share and after-tax reversal of charges for legal matter of $0.10 per share and a net tax benefit from the impact of the Tax Act of $2.51 per share. For 2016, the Company reported earnings of $1.75 per diluted share, which includes after-tax restructuring and other related charges of ($0.23) per share, after-tax debt extinguishment costs of ($0.18) per share, after-tax charges for legal matter of ($0.17) per share and after-tax transaction-related costs, net, of ($0.17) per share.

In the year ended December 31, 2017:

•	Operating expenses were 50.5% of revenue compared to 50.6% in the prior year.

•
Vehicle depreciation and lease charges increased to 25.1% of revenue from 23.6% in 2016, primarily due to higher per-unit fleet costs and lower time & mileage revenue per day, partially offset by higher utilization.

•	Selling, general and administrative costs decreased to 12.7% of revenue compared to 13.1% in 2016, primarily due to cost mitigating actions, partially offset by higher marketing commissions.

•	Vehicle interest costs were 3.2% of revenue compared to 3.3% in the prior year.
Following is a more detailed discussion of the results of each of our reportable segments:

	2017		2016
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$6,100	$486	$6,121	$633
International	2,748	305	2,538	273
Corporate and Other (a)	—	(56)	—	(68)
Total Company	$8,848	$735	$8,659	$838

	Reconciliation of Net income to Adjusted EBITDA
			2017	2016
Net income			$361	$163
Provision for (benefit from) income taxes			(150)	116
Income before income taxes			211	279

Add:	Non-vehicle related depreciation and amortization		259	253
Interest expense related to corporate debt, net:
Interest expense			188	203
Early extinguishment of debt			3	27
Restructuring and other related charges (b)			63	29
Transaction-related costs, net (c)			23	21
Impairment (d)			2	—
Charges for legal matter, net (e)			(14)	26
Adjusted EBITDA			$735	$838
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Other related charges include costs associated with the separation of certain officers of the Company and our limited voluntary opportunity plans.

(c)	Primarily comprised of acquisition- and integration-related expenses.

(d)	Impairment charge is related to our Zipcar trademark.

(e)	Reported within operating expenses in our consolidated results of operations.

Americas

	2017	2016	% Change
Revenue	$6,100	$6,121	—%
Adjusted EBITDA	486	633	(23%)
Revenues decreased in 2017 compared with 2016, primarily due to a 1% reduction in time & mileage revenue per day, partially offset by 2% growth in rental volumes. Currency movements increased revenues by $9 million year-over-year.

Adjusted EBITDA decreased 23% in 2017 compared with 2016, due a 6% increase in per-unit fleet costs, lower revenues and higher marketing commissions, partially offset by cost mitigating actions and higher utilization.

In the year ended December 31, 2017:

•	Operating expenses decreased to 49.4% of revenue compared to 49.6% in 2016.

•	Vehicle depreciation and lease charges increased to 27.4% of revenue from 25.5% in 2016, primarily due to higher per-unit fleet costs, partially offset by higher utilization.

•	Selling, general and administrative costs, at 11.3% of revenue, remained level with the prior year.

•	Vehicle interest costs, at 3.7% of revenue, remained level with the prior year.
International

	2017	2016	% Change
Revenue	$2,748	$2,538	8%
Adjusted EBITDA	305	273	12%
Revenues increased 8% during 2017 compared with 2016, primarily due to a 12% increase in rental volumes, including a 7% benefit from FranceCars which was acquired in December 2016, partially offset by a 2% reduction in time & mileage revenue per day (including a 1% favorable effect from currency movements). Currency movements increased revenues by $49 million.
Adjusted EBITDA increased 12% in 2017 compared with 2016, due to increased revenues and cost mitigating actions, partially offset by higher marketing commissions. Currency movements increased Adjusted EBITDA by $24 million.

In the year ended December 31, 2017:

•	Operating expenses were 52.7% of revenue compared to 52.6% in 2016.

•	Vehicle depreciation and lease charges increased to 20.0% of revenue from 19.2% in the prior year, primarily due to lower time & mileage revenue per day.

•
Selling, general and administrative costs were reduced to 14.1% of revenue from 15.1% in the prior year, primarily due to increased revenues and cost mitigating actions, partially offset by higher marketing commissions.

•	Vehicle interest costs were 2.2% of revenue compared to 2.3% in the prior year.

Corporate and Other

	2017	2016	% Change
Revenue	$—	$—	*
Adjusted EBITDA	(56)	(68)	*
__________

*	Not meaningful

Adjusted EBITDA increased $12 million in 2017 compared with 2016, primarily due to lower selling, general and administrative expenses which are not attributable to a particular segment.
Year Ended December 31, 2016 vs. Year Ended December 31, 2015

Our consolidated results of operations comprised the following:

	Year Ended December 31,		$ Change Favorable /(Unfavorable)
	2016	2015		% Change
Revenues
Vehicle rental	$6,081	$6,026	$55	1%
Other	2,578	2,476	102	4%
Net revenues	8,659	8,502	157	2%

Expenses
Operating	4,382	4,284	(98)	(2%)
Vehicle depreciation and lease charges, net	2,047	1,933	(114)	(6%)
Selling, general and administrative	1,134	1,093	(41)	(4%)
Vehicle interest, net	284	289	5	2%
Non-vehicle related depreciation and amortization	253	218	(35)	(16%)
Interest expense related to corporate debt, net:
Interest expense	203	194	(9)	(5%)
Early extinguishment of debt	27	23	(4)	(17%)
Restructuring and other related charges	29	18	(11)	(61%)
Transaction-related costs, net	21	68	47	69%
Total expenses	8,380	8,120	(260)	(3%)

Income before income taxes	279	382	(103)	(27%)
Provision for income taxes	116	69	(47)	(68%)

Net income	$163	$313	$(150)	(48%)

During 2016, our revenues increased as a result of a 3% increase in rental volumes, partially offset by a 2% decrease in time & mileage revenue per day (including a $36 million (1%) negative impact from currency exchange rate movements).

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

For 2016, the Company reported earnings of $1.75 per diluted share, which includes after-tax restructuring and other related charges of ($0.23) per share, after-tax debt extinguishment costs of ($0.18) per share, after-tax charges for legal matter of ($0.17) per share and after-tax transaction-related costs, net, of ($0.17) per share. For 2015, the Company reported earnings of $2.98 per diluted share, which includes after-tax transaction-related costs, net, of ($0.52) per share, after-tax debt extinguishment costs of ($0.13) per share, after-tax restructuring and other related charges of ($0.12) per share and an income tax benefit related to resolution of prior-year tax matter of $0.93 per share.

In the year ended December 31, 2016:

•	Operating expenses increased to 50.6% of revenue compared to 50.4% in the prior year.

•	Vehicle depreciation and lease charges increased to 23.6% of revenue from 22.7% in 2015, due to higher per-unit fleet costs and lower time & mileage revenue per day.

•	Selling, general and administrative costs were 13.1% of revenue compared to 12.9% in 2015.

•	Vehicle interest costs were 3.3% of revenue compared to 3.4% in the prior year.
Following is a more detailed discussion of the results of each of our reportable segments:

	2016		2015
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$6,121	$633	$6,069	$682
International	2,538	273	2,433	277
Corporate and Other (a)	—	(68)	—	(56)
Total Company	$8,659	$838	$8,502	$903

	Reconciliation of Net income to Adjusted EBITDA
			2016	2015
Net income			$163	$313
Provision for income taxes			116	69
Income before income taxes			279	382

Add:	Non-vehicle related depreciation and amortization (b)		253	218
Interest expense related to corporate debt, net:
Interest expense			203	194
Early extinguishment of debt			27	23
Restructuring and other related charges			29	18
Transaction-related costs, net (c)			21	68
Charges for legal matter, net (d)			26	—
Adjusted EBITDA			$838	$903
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Amortization of acquisition-related intangible assets increased to $59 million in 2016 from $55 million in 2015.

(c)	Primarily comprised of acquisition- and integration-related expenses.

(d)	Reported within operating expenses in our consolidated results of operations.
Americas

	2016	2015	% Change
Revenue	$6,121	$6,069	1%
Adjusted EBITDA	633	682	(7%)
Revenues increased 1% in 2016 compared with 2015, primarily due to 1% growth in rental volumes, partially offset by a $15 million negative impact from currency exchange rate movements. Time & mileage revenue per day was essentially unchanged year-over-year.

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
Revenues increased 4% during 2016 compared with 2015, primarily due to an 8% increase in rental volumes, partially offset by a 5% decrease in time & mileage revenue per day (including a 2% negative impact from currency exchange rate changes). Currency movements negatively impacted revenues by $46 million (2%) year-over-year.

Adjusted EBITDA declined 1% in 2016 compared with 2015, due to lower time & mileage revenue per day, a $23 million (8%) negative impact from currency exchange rate changes and increased marketing costs and commissions, partially offset by an increase in rental volumes.

In the year ended December 31, 2016:

•	Operating expenses were 52.6% of revenue compared to 52.7% in 2015.

•
Vehicle depreciation and lease charges increased to 19.2% of revenue from 18.7% in the prior year, primarily due to lower time & mileage revenue per day, partially offset by a 1% decrease in per-unit fleet costs (including a 2% favorable impact from currency exchange rate changes).

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
FINANCIAL CONDITION

	As of December 31,
	2017	2016	Change
Total assets exclusive of assets under vehicle programs	$5,820	$6,065	$(245)
Total liabilities exclusive of liabilities under vehicle programs	5,935	5,775	160
Assets under vehicle programs	11,879	11,578	301
Liabilities under vehicle programs	11,191	11,647	(456)
Stockholders’ equity	573	221	352

Total assets exclusive of assets under vehicle programs decreased 4% compared to 2016 primarily due to a decrease in deferred income taxes associated with the Tax Act partially offset by an increase in cash and accounts receivable related to timing. See Note 8 to our Consolidated Financial Statements for details regarding the Tax Act. Total liabilities exclusive of liabilities under vehicle programs increased 3% compared to 2016 primarily due to an increase in other current liabilities. See Note 11 to our Consolidated Financial Statements for detail of our other current liabilities.

Assets under vehicle programs increased 3% compared to 2016. Liabilities under vehicle programs decreased 4% compared to 2016 due to a decrease in deferred income taxes associated with the Tax Act partially offset by increased investment in our fleet. See Note 8 to our Consolidated Financial Statements for details regarding the Tax Act. See Note 13 to our Consolidated Financial Statements for the changes in our vehicle financing. The increase in stockholders’ equity is primarily due to our net income.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During 2017, we issued €250 million of 4½% euro-denominated Senior Notes due 2025 at par. The proceeds from this borrowing were used to redeem all of our outstanding 6% euro-denominated Senior Notes due 2021 and a portion of our Floating Rate Senior Notes due 2017. We also increased our Floating Rate Term Loan borrowing by $188 million, these proceeds were used to repay the remainder of our outstanding Floating Rate Senior Notes due 2017. In addition, our Avis Budget Rental Car Funding subsidiary issued approximately $600 million in asset-backed notes with an expected final payment date of September 2022 and $500 million in asset-backed notes with an expected final payment date of December 2022. These borrowings had a weighted average interest rate of 3%. The proceeds from these borrowings were used to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the U.S. We also increased our capacity under our European rental fleet securitization program by €250 million, the proceeds of which were used to finance fleet purchases for certain of our European operations. In addition, we repurchased approximately 6.1 million shares of our outstanding common stock for approximately $200 million during 2017.

Cash Flows
Year Ended December 31, 2017 vs. Year Ended December 31, 2016
The following table summarizes our cash flows:

	Year Ended December 31,
	2017	2016 (a)	Change
Cash provided by (used in):
Operating activities	$2,648	$2,640	$8
Investing activities	(2,204)	(2,182)	(22)
Financing activities	(308)	(449)	141
Effects of exchange rate changes	45	(6)	51
Net change in cash and cash equivalents, program and restricted cash	181	3	178
Cash and cash equivalents, program and restricted cash, beginning of period	720	717	3
Cash and cash equivalents, program and restricted cash, end of period	$901	$720	$181
__________

(a)	See Note 2 to our Consolidated Financial Statements for the impact of adoption of ASU 2016-18 and ASU 2016-09.

Cash provided by operating activities during 2017 was substantially unchanged compared with 2016.

Cash used in investing activities during 2017 was substantially unchanged compared with 2016.

The decrease in cash used in financing activities during 2017 compared with 2016 primarily reflects a decrease in our repurchases of common stock.
We anticipate that our non-vehicle property and equipment additions will be approximately $225 million in 2018. As of December 31, 2017, we had approximately $100 million of authorized share repurchase capacity. We currently anticipate that we will utilize most of such capacity to repurchase common stock in 2018.
Year Ended December 31, 2016 vs. Year Ended December 31, 2015
The following table summarizes our cash flows:

	Year Ended December 31,
	2016 (a)	2015 (a)	Change
Cash provided by (used in):
Operating activities	$2,640	$2,627	$13
Investing activities	(2,182)	(2,685)	503
Financing activities	(449)	72	(521)
Effects of exchange rate changes	(6)	(50)	44
Net change in cash and cash equivalents, program and restricted cash	3	(36)	39
Cash and cash equivalents, program and restricted cash, beginning of period	717	753	(36)
Cash and cash equivalents, program and restricted cash, end of period	$720	$717	$3
__________

(a)	See Note 2 to our Consolidated Financial Statements for the impact of adoption of ASU 2016-18 and ASU 2016-09.

Cash provided by operating activities during 2016 was substantially unchanged compared with 2015.

The decrease in cash used in investing activities during 2016 compared with 2015 is primarily due to a net decrease in investment in vehicles and reduced business acquisition activity.

The increase in cash used in financing activities during 2016 compared with 2015 is primarily due to an increase in net payments under vehicle programs.

Debt and Financing Arrangements
At December 31, 2017, we had approximately $12.8 billion of indebtedness (including corporate indebtedness of approximately $3.6 billion and debt under vehicle programs of approximately $9.2 billion). For detailed information regarding our debt and borrowing arrangements, see Notes 12 and 13 to our Consolidated Financial Statements.

LIQUIDITY RISK
Our primary liquidity needs include the procurement of rental vehicles to be used in our operations, servicing of corporate and vehicle-related debt and the payment of operating expenses. Our primary sources of funding are operating revenue, cash received upon the sale of vehicles, borrowings under our vehicle-backed borrowing arrangements and our senior revolving credit facility, and other financing activities.
As a result of the Tax Act, we are subject to a one-time transition tax on cumulative earnings of foreign subsidiaries. We recorded a provisional charge for the one-time transition tax of $104 million in the fourth quarter of 2017. The Tax Act provides companies the ability to offset the one-time transition tax with available tax attributes or elect to pay the tax over an eight year period. Although the Tax Act generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries effective for years beginning January 1, 2018, we continue to evaluate the expected manner of recovery to determine whether or not to continue to assert indefinite reinvestment on a part or all of our undistributed foreign earnings. This requires us to analyze our global working capital and cash requirements in light of the Tax Act and the potential tax liabilities attributable to a repatriation to the U.S., such as foreign withholding taxes and U.S. tax on currency transaction gains or losses. We did not provide for U.S. taxes related to our undistributed earnings of approximately $1.3 billion as of December 31, 2017. We will record the tax effects of any change in our assertion in the period that the analysis is complete.
As discussed above, as of December 31, 2017, we have cash and cash equivalents of $0.6 billion, available borrowing capacity under our committed credit facilities of $1.0 billion, and available capacity under our vehicle programs of approximately $4.1 billion.
Our liquidity position could be negatively affected by financial market disruptions or a downturn in the U.S. and worldwide economies, which may result in unfavorable conditions in the mobility industry, in the asset-backed financing market and in the credit markets, generally. We believe these factors have in the past affected and could in the future affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a downturn in the worldwide economy or a disruption in the credit markets could impact our liquidity due to (i) decreased demand and pricing for vehicles in the used vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers being unable or unwilling to honor their obligations to repurchase or guarantee the depreciation on the related program vehicles and (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market (see Item 1A. Risk Factors for further discussion).
Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the financial and other covenants associated with our senior revolving credit facility and other borrowings, including a maximum leverage ratio. As of December 31, 2017, we were in compliance with the financial covenants governing our indebtedness.

CONTRACTUAL OBLIGATIONS
The following table summarizes our principal future contractual obligations as of December 31, 2017:

	2018	2019	2020	2021	2022	Thereafter	Total
Corporate debt	$26	$20	$16	$14	$1,493	$2,076	$3,645
Debt under vehicle programs	1,886	3,170	1,868	1,019	883	439	9,265
Debt interest	412	341	264	224	152	145	1,538
Operating leases (a)	729	611	401	291	183	549	2,764
Commitments to purchase vehicles (b)	8,146	—	—	—	—	—	8,146
Defined benefit pension plan contributions (c)	9	—	—	—	—	—	9
Other purchase commitments (d)	89	49	36	32	18	—	224
Total (e)	$11,297	$4,191	$2,585	$1,580	$2,729	$3,209	$25,591
 __________

(a)	Operating lease obligations are presented net of sublease rentals to be received (see Note 14 to our Consolidated Financial Statements) and include commitments to enter into operating leases.

(b)
Represents commitments to purchase vehicles, the majority of which are from Ford, Fiat Chrysler and General Motors. These commitments are generally subject to the vehicle manufacturers satisfying their obligations under the repurchase and guaranteed depreciation agreements. The purchase of such vehicles is generally financed through borrowings under vehicle programs in addition to cash received upon the sale of vehicles, many of which were purchased under repurchase and guaranteed depreciation programs (see Note 14 to our Consolidated Financial Statements).

(c)
Represents the expected contributions to our defined benefit pension plans in 2018. The amount of future contributions to our defined benefit pension plans will depend on the rates of return generated from plan assets and other factors (see Note 17 to our Consolidated Financial Statements) and are not included above.

(d)	Primarily represents commitments under service contracts for information technology, telecommunications and marketing agreements with travel service companies.

(e)
Excludes income tax uncertainties of $46 million, $13 million of which is subject to indemnification by Realogy and Wyndham. We are unable to estimate the period in which these income tax uncertainties are expected to be settled.

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

Our goodwill and other indefinite-lived intangible assets are allocated among our reporting units. During 2017, 2016 and 2015, there was no impairment of goodwill and no material impairment of other intangible assets, see Note 6 to our Consolidated Financial Statements. In the future, failure to achieve our business plans, a significant deterioration of the macroeconomic conditions of the countries in which we operate, or significant changes in the assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets (such as the discount rate) could result in significantly different estimates of fair value that could trigger an impairment of the goodwill of our reporting units or intangible assets.
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
Income Taxes. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reflected in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Tax Act enacted in the fourth quarter of 2017 included a change in the U.S. federal corporate income tax rate. For more information regarding the accounting for the effects of the Tax Act, see Note 8 of our Consolidated Financial Statements.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We manage our exposure to market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments, particularly currency forward contracts to manage and reduce currency exchange rate risk; swap contracts, futures and options contracts, to manage and reduce the interest rate risk related to our debt; and derivative commodity instruments to manage and reduce the risk of changing unleaded gasoline prices.
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
Currency Risk Management
We have exposure to currency exchange rate fluctuations worldwide and particularly with respect to the Australian, Canadian and New Zealand dollars, the euro and British pound sterling. We use currency forward contracts and currency swap contracts to manage exchange rate risk that arises from certain intercompany transactions and from non-functional currency denominated assets and liabilities and earnings denominated in non-U.S. dollar currencies. Our currency forward contracts are often not designated as hedges and therefore changes in the fair value of these derivatives are recognized in earnings as they occur. We anticipate that such currency exchange rate risk will remain a market risk exposure for the foreseeable future.
We assess our market risk based on changes in currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, cash flows and fair values based on a hypothetical 10% appreciation or depreciation in the value of the underlying currencies being hedged, against the U.S. dollar at December 31, 2017. With all other variables held constant, a hypothetical 10% change (increase or decrease) in currency exchange rates would not have a material impact on our 2017 earnings. Because unrealized gains or losses related to foreign currency forward and swap contracts are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these foreign currency contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.
Interest Rate Risk Management
Our primary interest rate exposure at December 31, 2017 was interest rate fluctuations in the U.S., specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.
We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate exposures and derivatives as of December 31, 2017, we estimate that a 10% change in interest rates would not have a material impact on our 2017 earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.

Commodity Risk Management
We have commodity price exposure related to fluctuations in the price of gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a hypothetical 10% change in the price of gasoline would not have a material impact on our earnings as of December 31, 2017.

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

(b)
Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2017, our internal control over financial reporting was effective. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their attestation report is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Avis Budget Group, Inc.
Parsippany, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Avis Budget Group, Inc. and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017 of the Company and our report dated February 22, 2018 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 22, 2018

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated by reference to our proxy statement relating to our 2018 annual meeting of stockholders, to be filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after the end of fiscal 2017, under the sections titled “Corporate Governance - Board of Directors,” “Corporate Governance - Functions and Meetings of the Board of Directors,” “Corporate Governance - Functions and Meetings of the Board of Directors - Codes of Conduct,” “Corporate Governance - Committees of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated by reference to our proxy statement relating to our 2018 annual meeting of stockholders, to be filed with the SEC no later than 120 days after the end of fiscal 2017, under the section titled “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated by reference to our proxy statement relating to our 2018 annual meeting of stockholders, to be filed with the SEC no later than 120 days after the end of fiscal 2017, under the section titled “Security Ownership of Certain Beneficial Owners.”
Information concerning our equity compensation plans is included in Part II of this report under the caption “Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated by reference to our proxy statement relating to our 2018 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of fiscal 2017, under the section titled “Corporate Governance - Related Person Transactions” and “Corporate Governance - Functions and Meetings of the Board of Directors - Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated by reference to our proxy statement relating to our 2018 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of fiscal 2017, under the section titled “Proposals To Be Voted On At Meeting-Proposal No. 2: Ratification of Appointment of Auditors.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 15(A)(1). FINANCIAL STATEMENTS

See Consolidated Financial Statements and Consolidated Financial Statements Index commencing on page F-1 hereof.

ITEM 15(A)(2). FINANCIAL STATEMENT SCHEDULES

See Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015 commencing on page G-1 hereof.

ITEM 15(A)(3). EXHIBITS

See Exhibit Index commencing on page H-1 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIS BUDGET GROUP, INC.

By:	/s/ DAVID T. CALABRIA
David T. Calabria
Senior Vice President and Chief Accounting Officer
Date:	February 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LARRY D. DE SHON	President and Chief Executive Officer	February 22, 2018
(Larry D. De Shon)

/s/ MARTYN SMITH	Interim Chief Financial Officer	February 22, 2018
(Martyn Smith)

/s/ DAVID T. CALABRIA	Senior Vice President and Chief Accounting Officer	February 22, 2018
(David T. Calabria)

/s/ BRIAN CHOI	Director	February 22, 2018
(Brian Choi)

/s/ MARY C. CHOKSI	Director	February 22, 2018
(Mary C. Choksi)

/s/ LEONARD S. COLEMAN, JR.	Director	February 22, 2018
(Leonard S. Coleman, Jr.)

/s/ JEFFREY H. FOX	Director	February 22, 2018
(Jeffrey H. Fox)

/s/ JOHN D. HARDY, JR.	Director	February 22, 2018
(John D. Hardy, Jr.)

/s/ LYNN KROMINGA	Director	February 22, 2018
(Lynn Krominga)

/s/ EDUARDO G. MESTRE	Director	February 22, 2018
(Eduardo G. Mestre)

/s/ RONALD L. NELSON	Executive Chairman of the Board of Directors	February 22, 2018
(Ronald L. Nelson)

/s/ F. ROBERT SALERNO	Director	February 22, 2018
(F. Robert Salerno)

/s/ STENDER E. SWEENEY	Director	February 22, 2018
(Stender E. Sweeney)

/s/ SANOKE VISWANATHAN	Director	February 22, 2018
(Sanoke Viswanathan)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Avis Budget Group, Inc.
Parsippany, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avis Budget Group, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 22, 2018

We have served as the Company’s auditor since 1997.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Vehicle rental	$6,219	$6,081	$6,026
Other	2,629	2,578	2,476
Net revenues	8,848	8,659	8,502

Expenses
Operating	4,472	4,382	4,284
Vehicle depreciation and lease charges, net	2,221	2,047	1,933
Selling, general and administrative	1,120	1,134	1,093
Vehicle interest, net	286	284	289
Non-vehicle related depreciation and amortization	259	253	218
Interest expense related to corporate debt, net:
Interest expense	188	203	194
Early extinguishment of debt	3	27	23
Restructuring and other related charges	63	29	18
Transaction-related costs, net	23	21	68
Impairment	2	—	—
Total expenses	8,637	8,380	8,120

Income before income taxes	211	279	382
Provision for (benefit from) income taxes	(150)	116	69

Net income	$361	$163	$313

Earnings per share
Basic	$4.32	$1.78	$3.02
Diluted	$4.25	$1.75	$2.98
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2017	2016	2015

Net income	$361	$163	$313

Other comprehensive income (loss), net of tax
Currency translation adjustments, net of tax of $33, $(9) and $(22), respectively	$110	$41	$(131)
Available-for-sale securities:
Net unrealized gains (losses) on available-for-sale securities, net of tax of $(1), $(1),and $1, respectively	1	1	(2)
Cash flow hedges:
Net unrealized holding gains (losses), net of tax of $0, $(1), and $4, respectively	1	—	(6)
Reclassification of cash flow hedges to earnings, net of tax of $(2), $(2) and $(3), respectively	2	4	5
Minimum pension liability adjustment:
Pension and post-retirement benefits, net of tax of $(4), $21 and $(1), respectively	11	(57)	6
Reclassification of pension and post-retirement benefits to earnings, net of tax of $(3), $(2) and $(2), respectively	5	4	3
	130	(7)	(125)
Total comprehensive income	$491	$156	$188

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$611	$490
Receivables (net of allowance for doubtful accounts of $36 and $38, respectively)	922	808
Other current assets	533	519
Total current assets	2,066	1,817

Property and equipment, net	704	685
Deferred income taxes	931	1,493
Goodwill	1,073	1,007
Other intangibles, net	850	870
Other non-current assets	196	193
Total assets exclusive of assets under vehicle programs	5,820	6,065

Assets under vehicle programs:
Program cash	283	225
Vehicles, net	10,626	10,464
Receivables from vehicle manufacturers and other	547	527
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	423	362
	11,879	11,578
Total assets	$17,699	$17,643

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,619	$1,488
Short-term debt and current portion of long-term debt	26	279
Total current liabilities	1,645	1,767

Long-term debt	3,573	3,244
Other non-current liabilities	717	764
Total liabilities exclusive of liabilities under vehicle programs	5,935	5,775

Liabilities under vehicle programs:
Debt	2,741	2,183
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	6,480	6,695
Deferred income taxes	1,594	2,429
Other	376	340
	11,191	11,647

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 250 shares; issued 137 shares, respectively	1	1
Additional paid-in capital	6,820	6,918
Accumulated deficit	(1,222)	(1,639)
Accumulated other comprehensive loss	(24)	(154)
Treasury stock, at cost—56 and 51 shares, respectively	(5,002)	(4,905)
Total stockholders’ equity	573	221
Total liabilities and stockholders’ equity	$17,699	$17,643

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income	$361	$163	$313
Adjustments to reconcile net income to net cash provided by operating activities:
Vehicle depreciation	1,947	1,877	1,837
(Gain) loss on sale of vehicles, net	52	(10)	(60)
Non-vehicle related depreciation and amortization	259	253	218
Deferred income taxes	(192)	51	58
Stock-based compensation	13	27	28
Amortization of debt financing fees	34	37	42
Early extinguishment of debt costs	3	27	23
Net change in assets and liabilities:
Receivables	(59)	(65)	(42)
Income taxes	(16)	5	(18)
Accounts payable and other current liabilities	49	2	(36)
Other, net	197	273	264
Net cash provided by operating activities	2,648	2,640	2,627

Investing activities
Property and equipment additions	(197)	(190)	(199)
Proceeds received on asset sales	8	19	15
Net assets acquired (net of cash acquired)	(21)	(55)	(256)
Other, net	5	1	3
Net cash used in investing activities exclusive of vehicle programs	(205)	(225)	(437)

Vehicle programs:
Investment in vehicles	(11,538)	(12,461)	(11,928)
Proceeds received on disposition of vehicles	9,600	10,504	9,680
Investment in debt securities of Avis Budget Rental Car Funding (AESOP)—related party	(61)	—	—
	(1,999)	(1,957)	(2,248)
Net cash used in investing activities	(2,204)	(2,182)	(2,685)

Financing activities
Proceeds from long-term borrowings	589	894	377
Payments on long-term borrowings	(602)	(847)	(301)
Net change in short-term borrowings	(4)	4	(22)
Debt financing fees	(9)	(20)	(7)
Repurchases of common stock	(210)	(398)	(436)
Other, net	1	—	(7)
Net cash used in financing activities exclusive of vehicle programs	(235)	(367)	(396)

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Year Ended December 31,
	2017	2016	2015
Vehicle programs:
Proceeds from borrowings	17,212	15,769	14,138
Payments on borrowings	(17,269)	(15,826)	(13,648)
Debt financing fees	(16)	(25)	(22)
	(73)	(82)	468
Net cash (used in) provided by financing activities	(308)	(449)	72

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	45	(6)	(50)

Net increase (decrease) in cash and cash equivalents, program and restricted cash	181	3	(36)
Cash and cash equivalents, program and restricted cash, beginning of period	720	717	753
Cash and cash equivalents, program and restricted cash, end of period	$901	$720	$717

Supplemental disclosure
Interest payments	$460	$461	$454
Income tax payments, net	$58	$60	$29
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2015	137.1	$1	$7,212	$(2,115)	$(22)	(31.4)	$(4,411)	$665

Comprehensive income:
Net income	—	—	—	313	—	—	—
Other comprehensive loss	—	—	—	—	(125)	—	—

Total comprehensive income								188

Net activity related to restricted stock units	—	—	(191)	—	—	0.9	178	(13)
Exercise of stock options	—	—	(3)	—	—	—	3	—
Change in excess tax benefit on equity awards	—	—	(7)	—	—	—	—	(7)
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	1	—
Repurchase of common stock	—	—	—	—	—	(8.8)	(394)	(394)

Balance at December 31, 2015	137.1	$1	$7,010	$(1,802)	$(147)	(39.3)	$(4,623)	$439

Comprehensive income:
Net income	—	—	—	163	—	—	—
Other comprehensive loss	—	—	—	—	(7)	—	—

Total comprehensive income								156

Non-controlling interest	—	—	5	—	—	—	—	5
Net activity related to restricted stock units	—	—	(89)	—	—	0.5	104	15
Exercise of stock options	—	—	(2)	—	—	—	2	—
Change in excess tax benefit on equity awards	—	—	(5)	—	—	—	—	(5)
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	2	1
Repurchase of common stock	—	—	—	—	—	(12.3)	(390)	(390)

Balance at December 31, 2016	137.1	$1	$6,918	$(1,639)	$(154)	(51.1)	$(4,905)	$221

Cumulative effect of accounting change	—	—	—	56	—	—	—	56

Comprehensive income:
Net income	—	—	—	361	—	—	—
Other comprehensive income	—	—	—	—	130	—	—

Total comprehensive income								491
Non-controlling interest	—	—	1	—	—	—	—	1
Net activity related to restricted stock units	—	—	(50)	—	—	0.4	54	4
Exercise of stock options	—	—	(48)	—	—	0.5	48	—
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	1	—
Repurchase of common stock	—	—	—	—	—	(6.1)	(200)	(200)

Balance at December 31, 2017	137.1	$1	$6,820	$(1,222)	$(24)	(56.3)	$(5,002)	$573
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

1.	Basis of Presentation
Avis Budget Group, Inc. provides vehicle rental and other mobility solutions to businesses and consumers worldwide. The accompanying Consolidated Financial Statements include the accounts and transactions of Avis Budget Group, Inc. and its subsidiaries, as well as entities in which Avis Budget Group, Inc. directly or indirectly has a controlling financial interest (collectively, the “Company”).
The Company operates the following reportable business segments:

•
Americas—consisting primarily of (i) vehicle rental operations in North America, South America, Central America and the Caribbean, (ii) car sharing operations in certain of these markets, and (iii) licensees in the areas in which the Company does not operate directly.

•
International—consisting primarily of (i) vehicle rental operations in Europe, the Middle East, Africa, Asia and Australasia, (ii) car sharing operations in certain of these markets, and (iii) licensees in the areas in which the Company does not operate directly.

The Company has completed the business acquisitions discussed in Note 5 to these Consolidated Financial Statements. The operating results of the acquired businesses are included in the accompanying Consolidated Financial Statements from the dates of acquisition.
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

Revenue Recognition
The Company derives revenue primarily through the operation and licensing of its rental systems and by providing vehicle rentals and other services to business and leisure travelers and others. Other revenue includes sales of loss damage waivers and insurance products, fuel and fuel service charges, and rentals of other supplemental items. Revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered to customers, the pricing is fixed or determinable and collection is reasonably assured.
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
Currency Translation
Assets and liabilities of foreign operations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the prevailing monthly average rate of exchange. The related translation adjustments are reflected in accumulated other comprehensive income (loss) in the stockholders’ equity section of the Consolidated Balance Sheets and in the Consolidated Statements of Comprehensive Income. The accumulated currency translation adjustment as of December 31, 2017 and 2016 was $71 million and $(39) million, respectively. The Company has designated its euro-denominated Notes as a hedge of its investment in euro-denominated foreign operations and, accordingly, records the effective portion of gains or losses on this net investment hedge in accumulated other comprehensive income (loss) as part of currency translation adjustments.
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
The Company capitalizes the costs of software developed for internal use when the preliminary project stage is completed and management (i) commits to funding the project and (ii) believes it is probable that the project will be completed and the software will be used to perform the function intended. The software developed or obtained for internal use is amortized on a straight-line basis commencing when such software is ready for its intended use. The net carrying value of software developed or obtained for internal use was $196 million and $184 million as of December 31, 2017 and 2016, respectively.

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
Vehicles
Vehicles are stated at cost, net of accumulated depreciation. The initial cost of the vehicles is recorded net of incentives and allowances from manufacturers. The Company acquires a portion of its rental vehicles pursuant to repurchase and guaranteed depreciation programs established by automobile manufacturers. Under these programs, the manufacturers agree to repurchase vehicles at a specified price and date, or guarantee the depreciation rate for a specified period of time, subject to certain eligibility criteria (such as car condition and mileage requirements). The Company depreciates vehicles such that the net book value on the date of return to the manufacturers is intended to equal the contractual guaranteed residual values, thereby minimizing any gain or loss.
Rental vehicles acquired outside of manufacturer repurchase and guaranteed depreciation programs are depreciated based upon their estimated residual values at their expected dates of disposition, after giving effect to anticipated conditions in the used car market. Any adjustments to depreciation are made prospectively.
The estimation of residual values requires the Company to make assumptions regarding the age and mileage of the car at the time of disposal, as well as expected used vehicle auction market conditions. The Company periodically evaluates estimated residual values and adjusts depreciation rates as appropriate. Differences between actual residual values and those estimated result in a gain or loss on disposal and are recorded as part of vehicle depreciation at the time of sale. Vehicle-related interest expense amounts are net of vehicle-related interest income of $8 million, $18 million and $13 million for 2017, 2016 and 2015, respectively.
Advertising Expenses
Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within selling, general and administrative expense on our Consolidated Statements of Operations, include television, print advertising, travel partner rewards programs, Internet and email advertising, social media, wireless mobile device applications and other advertising and promotions and were approximately $111 million, $127 million and $123 million in 2017, 2016 and 2015, respectively.
Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. In the fourth quarter of 2017, the U.S. enacted Public Law 115-97, commonly referred to as the U.S. Tax Reform Act (the “Tax Act”), which included a change in the U.S. federal corporate income tax rate.  For more information regarding the accounting for the effects of the Tax Act, see Note 8-Income Taxes.
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
The Company’s derivative assets and liabilities consist principally of currency exchange contracts, interest rate swaps, interest rate caps and commodity contracts, and are carried at fair value based on significant observable inputs (Level 2 inputs). Derivatives entered into by the Company are typically executed over-the-counter and are valued using internal valuation techniques, as no quoted market prices exist for such instruments. The valuation technique and inputs depend on the type of derivative and the nature of the underlying exposure. The Company principally uses discounted cash flows to value these instruments. These models take into account a variety of factors including, where applicable, maturity, currency exchange rates, interest rate yield curves of the Company and counterparties, credit curves, counterparty creditworthiness and commodity prices. These factors are applied on a consistent basis and are based upon observable inputs where available.

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
Currency Transactions
Currency gains and losses resulting from foreign currency transactions are generally included in operating expenses within the Consolidated Statement of Operations; however, the net gain or loss of currency transactions on intercompany loans and the unrealized gain or loss on intercompany loan hedges are included within interest expense related to corporate debt, net. During December 31, 2017, the Company recorded a gain of $3 million and during the years ended December 31, 2016 and 2015, the Company recorded losses of $6 million and $11 million, respectively, on such items.
Self-Insurance Reserves
The Consolidated Balance Sheets include $422 million and $437 million of liabilities associated with retained risks of liability to third parties as of December 31, 2017 and 2016, respectively. Such liabilities relate primarily to public liability and third-party property damage claims, as well as claims arising from the sale of ancillary insurance products including but not limited to supplemental liability, personal effects protection and personal accident insurance. These obligations represent an estimate for both reported claims not yet paid and claims incurred but not yet reported. The estimated reserve requirements for such claims are recorded on an undiscounted basis utilizing actuarial methodologies and various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents for which the Company is ultimately liable and changes in the cost per incident. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.
The Consolidated Balance Sheets also include liabilities of approximately $66 million and $71 million as of December 31, 2017 and 2016, respectively, related to workers’ compensation, health and welfare and other employee benefit programs. The liabilities represent an estimate for both reported claims not yet paid and claims incurred but not yet reported, utilizing actuarial methodologies similar to those described above. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.
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
Investments
Joint venture investments are typically accounted for under the equity method of accounting. Under this method, the Company records its proportional share of the joint venture’s net income or loss within operating expenses in the Consolidated Statements of Operations. The Company assesses equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. Any difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge if the loss in value is deemed other than temporary. As of December 31, 2017 and 2016, the Company had investments in several joint ventures with a carrying value of $32 million and $36 million, respectively, recorded within other non-current assets on the Consolidated Balance Sheets.
Aggregate realized gains and losses on equity investments and dividend income are recorded within operating expenses on the Consolidated Statements of Operations. During 2017, 2016 and 2015, the amounts realized from the sale of equity investments and dividend income were not material.

Adoption of New Accounting Pronouncements

Scope of Modification Accounting for Share-Based Payment Awards

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance on the types of changes to the terms or conditions of a share-based payment award to which an entity would be required to apply modification accounting. ASU 2017-09 becomes effective for the Company on January 1, 2018; however, as of December 31, 2017 the Company has elected to adopt the provisions of ASU 2017-09 early on a prospective basis. Accordingly, the adoption of this accounting pronouncement did not have an impact on the Company’s Consolidated Financial Statements.

Accounting for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which requires an entity to perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 becomes effective for the Company on January 1, 2020; however, as of October 1, 2017 the Company has elected to adopt the provisions of ASU 2017-04 early on a prospective basis. Accordingly, the adoption of this accounting pronouncement did not have an impact on the Company’s Consolidated Financial Statements.

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which assists entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 becomes effective for the Company on January 1, 2018; however, as of December 31, 2017 the Company has elected to adopt the provisions of ASU 2017-01 early on a prospective basis. Accordingly, the adoption of this accounting pronouncement did not have an impact on the Company’s Consolidated Financial Statements.

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. ASU 2016-18 becomes effective for the Company on January 1, 2018; however, as of December 31, 2017, the Company has elected to adopt the provisions of ASU 2016-18 early on a retrospective basis.

The following tables provide the impact of adoption on the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015.

	Year Ended December 31, 2016
	As Previously Reported	Effect of Change	As Adjusted
Decrease in program cash	$31	$(31)	$—
Other, net	3	(2)	1
Net cash used in investing activities	(2,149)	(33)	(2,182)

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(4)	(2)	(6)

Net increase in cash and cash equivalents, program and restricted cash	38	(35)	3
Cash and cash equivalents, program and restricted cash, beginning of period	452	265	717
Cash and cash equivalents, program and restricted cash, end of period	$490	$230	$720

	Year Ended December 31, 2015
	As Previously Reported	Effect of Change	As Adjusted
Increase in program cash	$(148)	$148	$—
Other, net	6	(3)	3
Net cash used in investing activities	(2,830)	145	(2,685)

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(41)	(9)	(50)

Net decrease in cash and cash equivalents, program and restricted cash	(172)	136	(36)
Cash and cash equivalents, program and restricted cash, beginning of period	624	129	753
Cash and cash equivalents, program and restricted cash, end of period	$452	$265	$717
Program cash primarily represents amounts specifically designated to purchase assets under vehicle programs and/or to repay the related debt, as such the Company considers it a restricted cash equivalent under this standard.
The following table provides a reconciliation of cash and cash equivalents, program and restricted cash reported within the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows:

	As of December 31,
	2017	2016
Cash and cash equivalents	$611	$490
Program cash	283	225
Restricted cash (a)	7	5
Total cash and cash equivalents, program and restricted cash	$901	$720
_________

(a)	Included within other current assets.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. These items include, debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of life insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. ASU 2016-15 becomes effective for the Company on January 1, 2018; however, as of December 31, 2017 the Company has elected to adopt the provisions of ASU 2016-15 early on a retrospective basis. The Company elected to account for distributions received from equity method investees using the nature of the distribution approach. The adoption of this accounting pronouncement did not have an impact on the Company’s Consolidated Financial Statements.

Improvements to Employee Share-Based Payment Accounting

On January 1, 2017, as a result of a new accounting pronouncement, the Company adopted Accounting Standards Update (”ASU”) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, minimum statutory withholding requirements and classification in the statement of cash flows. Accordingly, in the Company’s Consolidated Balance Sheet at January 1, 2017, deferred income tax assets, net of the valuation allowance were increased by $56 million related to previously unrecognized excess tax benefits associated with equity awards, with a corresponding decrease to accumulated deficit, using the modified retrospective method. In 2017, as a result of the adoption of ASU 2016-09, share-based compensation excess tax benefits or deductions are included in the Consolidated Statement of Operations as a component of provision for (benefit from) income taxes, previously these amounts were recognized in equity. In addition, in the Company’s Consolidated Statement of Cash Flows for the years ended December 31, 2016 and 2015, cash taxes paid related to shares directly withheld from employees for tax purposes of $11 million and $43 million, respectively, were reclassified from accounts payable and other current liabilities within net cash provided by operating activities to repurchases of common stock within net cash used in financing activities exclusive of vehicle programs. The Company elected to account for forfeitures on an actual basis, which did not have a material impact on its Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

On January 1, 2018, as a result of a new accounting pronouncement, the Company adopted ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Cost,” which requires an entity to disaggregate the components of net benefit cost recognized in the consolidated statements of operations. The adoption of this accounting pronouncement did not have an impact on the Company’s Consolidated Financial Statements.

Recognition and Measurement of Financial Assets and Financial Liabilities

On January 1, 2018, as a result of a new accounting pronouncement, the Company adopted ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which makes limited amendments to the classification and measurement of financial instruments. The new standard amends certain disclosure requirements associated with the fair value of financial instruments. The adoption of this accounting pronouncement did not have a material impact on the Company’s Consolidated Financial Statements.

Intra-Entity Transfers of Assets Other Than Inventory

On January 1, 2018, as a result of a new accounting pronouncement, the Company adopted ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which removes the prohibition in Topic 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The adoption of this accounting pronouncement did not have an impact on the Company’s Consolidated Financial Statements.

Revenue from Contracts with Customers

On January 1, 2018, as a result of a new accounting pronouncement, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The new guidance applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. Also, additional disclosures are required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The Company has adopted the requirements of the new standard on a modified retrospective basis applied to all contracts. Prior periods will not be retrospectively adjusted. As discussed in Leases below, the Company’s vehicle rental revenues will be accounted for under Topic 606 until the adoption of ASU 2016-02, “Leases (Topic 842) on January 1, 2019. Upon adoption of Topic 606, each transaction that generates customer loyalty points results in the deferral of revenue equivalent to the retail value of the redemption of the loyalty points. The associated revenue will be recognized at the time the customer redeems the loyalty points. Previously, the Company did not defer revenue and recorded an expense associated with the incremental cost of providing the future rental at the time when the loyalty points were earned. Accordingly, in the Company’s Consolidated Balance Sheet at January 1, 2018, customer loyalty program liability increased approximately $50 million related to the retail value of customer loyalty points earned, with a corresponding increase to accumulated deficit (approximately $40 million, net of tax) due to the cumulative impact of adopting Topic 606. Certain customers may receive cash-based rebates, which are accounted for as variable consideration under Topic 606. The Company currently estimates these rebates based on the expected amount to be provided to customers and reduces revenue recognized. There will not be significant changes to these rebate estimates under Topic 606.

Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which amends the existing guidance to allow companies to more accurately present the economic results of an entity’s risk management activities in the financial statements. ASU 2017-12 becomes effective for the Company on January 1, 2019. Early adoption is permitted. The Company is currently evaluating the effect of this accounting pronouncement on its Consolidated Financial Statements.

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires a lessee to recognize all long-term leases on its balance sheet as a liability for its lease obligation, measured at the present value of lease payments not yet paid, and a corresponding asset representing its right to use the underlying asset over the lease term and expands disclosure of key information about leasing arrangements. The ASU does not significantly change a lessee’s recognition, measurement and presentation of expenses and cash flows. Additionally, ASU 2016-02 aligns key aspects of lessor accounting with the new revenue recognition guidance in ASU 2014-09 (see above). ASU 2016-02 becomes effective for the Company on January 1, 2019. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach which includes a number of optional practical expedients that entities may elect to apply. The Company is currently evaluating and planning for the implementation of this ASU, including assessing its overall impact, and expects most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption, which will materially increase total assets and total liabilities relative to such amounts prior to adoption. The Company has determined portions of its vehicle rental contracts that convey the right to control the use of identified assets are within the scope of the accounting guidance contained in ASU 2016-02. As discussed in Revenue from Contracts with Customers above, the Company’s vehicle rental revenues will be accounted for under the revenue accounting standard Topic 606 effective January 1, 2018, until the adoption of this accounting pronouncement on January 1, 2019.

Income Taxes

In January 2018, the FASB issued FASB Staff Question and Answer Topic 740, No. 5: Accounting for Global Intangible Low-Taxed Income (“GILTI”), which provides guidance on accounting for the GILTI provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance allows accounting for tax on GILTI to be treated as a deferred tax item or as a component of current period income tax expense in the year incurred, subject to an accounting policy election. The Company has not completed its analysis of the GILTI provisions of the Tax Act and therefore has not made an accounting policy election related to such provision. The Company will complete its analysis in a subsequent period not to exceed one year from the date of the enactment of the Tax Act and will elect an accounting policy at such time.

3.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Year Ended December 31,
	2017	2016	2015
Net income for basic and diluted EPS	$361	$163	$313

Basic weighted average shares outstanding	83.4	92.0	103.4
Options and non-vested stock	1.4	1.3	1.6
Diluted weighted average shares outstanding	84.8	93.3	105.0

Earnings per share:
Basic	$4.32	$1.78	$3.02
Diluted	$4.25	$1.75	$2.98
The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS (shares in millions):

	As of December 31,
	2017	2016	2015
Non-vested stock (a)	0.5	0.2	0.1
__________

(a)	The weighted average grant date fair value for anti-dilutive non-vested stock for 2017, 2016 and 2015 was $38.40, $52.07 and $61.15, respectively.

4.	Restructuring and Other Related Charges

Restructuring

During fourth quarter 2017, the Company initiated a strategic restructuring initiative to better position its truck rental operations in the U.S., in which it closed certain rental locations and reduced the size of the older rental fleet, with the intent to increase fleet utilization and reduce vehicle and overhead costs (“Truck initiative”). During the year ended December 31, 2017, as part of this initiative, the Company formally communicated the termination of employment to approximately 25 employees, and as of December 31, 2017, the Company had terminated the employment of approximately 20 of these employees. The Company expects further restructuring expense of approximately $3 million related to this initiative to be incurred in 2018.

During first quarter 2017, the Company initiated a strategic restructuring initiative to drive operational efficiency throughout the organization by reducing headcount, improving processes and consolidating functions, closing certain rental locations and decreasing the size of its fleet (“T17”). During the year ended December 31, 2017, as part of this initiative, the Company formally communicated the termination of employment to approximately 680 employees, and as of December 31, 2017, the Company had terminated the employment of approximately 665 of these employees. The costs associated with this initiative primarily represent severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in cash. This initiative is substantially complete.

In 2014, the Company committed to various strategic initiatives to identify best practices and drive efficiency throughout its organization, by reducing headcount, improving processes and consolidating functions (“T15”). In first quarter 2016, the Company expanded the T15 restructuring to take advantage of additional efficiency opportunities. The expanded T15 restructuring fits within the initiative’s focus areas to identify best practices and drive efficiency throughout the organization, including the consolidation of rental locations. During the years ended December 31, 2016 and 2015, as part of this process, the Company formally communicated the termination of employment to approximately 615 and 325 employees, respectively. At December 31 2017, the Company had terminated approximately 990 employees as part of this initiative. The costs associated with this initiative primarily represent severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in cash. This initiative is complete.
In conjunction with previous acquisitions, the Company identified opportunities to integrate and streamline its operations, primarily in Europe (“Acquisition integration”). During the years ended December 31, 2016 and 2015, as part of this process, the Company formally communicated the termination of employment to approximately 115 and 180 employees, respectively. At December 31, 2017, the Company had terminated approximately 260 of these employees. This initiative is complete.
In 2011, subsequent to the acquisition of Avis Europe plc, the Company initiated restructuring initiatives, identifying synergies across the Company, enhancing organizational efficiencies and consolidating and rationalizing processes (“Avis Europe”). During the year ended December 31, 2014, as part of this process, the Company formally communicated the termination of employment to approximately 230 employees. The costs associated with severance, outplacement services and other costs associated with employee terminations were settled in cash. This initiative is complete.

The following tables summarize the change to our restructuring-related liabilities and identify the amounts recorded within the Company’s reporting segments for restructuring charges and corresponding payments and utilizations:

	Personnel Related	Facility Related	Other (a)	Total
Balance as of January 1, 2015	$14	$3	$—	$17
Restructuring expense:
T15	9	—	—	9
Acquisition integration	9	—	—	9
Restructuring payment:
T15	(12)	—	—	(12)
Acquisition integration	(3)	—	—	(3)
Avis Europe	(7)	(2)	—	(9)
Balance as of December 31, 2015	10	1	—	11
Restructuring expense:
T15	15	1	5	21
Acquisition integration	9	—	—	9
Avis Europe	(1)	—	—	(1)
Restructuring payment/utilization:
T15	(12)	(1)	(5)	(18)
Acquisition integration	(15)	—	—	(15)
Avis Europe	(1)	—	—	(1)
Balance as of December 31, 2016	5	1	—	6
Restructuring expense:
Truck initiative	1	—	4	5
T17	20	—	15	35
Restructuring payment/utilization:
Truck initiative	(1)	—	(4)	(5)
T17	(17)	(1)	(15)	(33)
T15	(3)	—	—	(3)
Acquisition integration	(1)	—	—	(1)
Balance as of December 31, 2017	$4	$—	$—	$4
__________

(a)	Includes expenses primarily related to the disposition of vehicles.

	Americas	International	Total
Balance as of January 1, 2015	$4	$13	$17
Restructuring expense:
T15	6	3	9
Acquisition integration	1	8	9
Restructuring payment:
T15	(8)	(4)	(12)
Acquisition integration	(1)	(2)	(3)
Avis Europe	(1)	(8)	(9)
Balance as of December 31, 2015	1	10	11
Restructuring expense:
T15	11	10	21
Acquisition integration	—	9	9
Avis Europe	—	(1)	(1)
Restructuring payment/utilization:
T15	(11)	(7)	(18)
Acquisition integration	—	(15)	(15)
Avis Europe	—	(1)	(1)
Balance as of December 31, 2016	1	5	6
Restructuring expense:
Truck initiative	5	—	5
T17	25	10	35
Restructuring payment/utilization:
Truck initiative	(5)	—	(5)
T17	(24)	(9)	(33)
T15	(1)	(2)	(3)
Acquisition integration	—	(1)	(1)
Balance as of December 31, 2017	$1	$3	$4

Other Related Charges

Officer Separation Costs

On May 12, 2017, the Company announced the resignation of David B. Wyshner as the Company’s President and Chief Financial Officer. In connection with Mr. Wyshner’s departure, the Company recorded other related charges of $7 million during the year ended December 31, 2017, inclusive of accelerated stock-based compensation expense of $2 million.

Limited Voluntary Opportunity Plans (“LVOP”)

During 2017, the Company offered voluntary termination programs to certain employees in the Americas’ field operations, shared services, and general and administrative functions for a limited time. These employees, if qualified, elected resignation from employment in return for enhanced severance benefits to be settled in cash. During the year ended December 31, 2017, the Company recorded other related charges of $16 million in connection with LVOP. Approximately 355 qualified employees elected to participate in the plans, and as of December 31, 2017, the Company had terminated the employment of approximately 340 of these participants.

5.	Acquisitions

2017

Avis and Budget Licensees

During 2017, the Company completed the acquisitions of various licensees in Europe and North America, for approximately $9 million, plus $4 million for acquired fleet. These investments were in line with the Company’s strategy to re-acquire licensees when advantageous to expand our footprint of Company-operated locations. The acquired fleet was financed under the Company’s existing financing arrangements.

In connection with these acquisitions, approximately $12 million was recorded in license agreements. The license agreements will be amortized over a weighted average useful life of approximately three years. In addition, at the time of the acquisitions, the Company recorded $2 million in non-cash charges within transaction-related costs, net in connection with the license rights reacquired by the Company. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

ACL Hire Limited

In November 2017, the Company completed the acquisition of ACL Hire Limited, a vehicle rental company in Scotland and the UK specializing in commercial and mid-size transit vans, for approximately $5 million, net of acquired cash, and agreed to an additional $2 million of contingent consideration which is contingent on ACL Hire Limited’s future financial performance. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s International reportable segment. In connection with this acquisition, approximately $5 million was recorded in goodwill. The goodwill is not deductible for tax purposes. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

2016

FranceCars

In December 2016, the Company completed the acquisition of FranceCars for approximately $45 million, net of acquired cash. The investment enabled the Company to expand its footprint with a leading provider of vehicle rental services in France. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s International reportable segment. In connection with this acquisition, approximately $22 million was recorded in goodwill, $6 million was recorded in customer relationships, and $9 million related to trademarks was recorded in other intangibles. The customer relationships and trademarks are being amortized over a weighted average useful life of approximately eight years. The goodwill is not deductible for tax purposes. Differences between the preliminary allocation of purchase price and the final allocation were not material for FranceCars.

2015

Maggiore Group

In April 2015, the Company completed the acquisition of Maggiore Group (“Maggiore”) for approximately $160 million, net of acquired cash and short-term investments. The investment enabled the Company to expand its footprint with a leading provider of vehicle rental services in Italy. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s International reportable segment. In connection with this acquisition, approximately $82 million was recorded in goodwill, $50 million was recorded in customer relationships, $34 million related to trademarks were recorded in other intangibles and $11 million was recorded in license agreements. The customer relationships, trademarks and license agreements are being amortized over a weighted average useful life of approximately ten years. The goodwill is not deductible for tax purposes. Differences between the preliminary allocation of purchase price and the final allocation were not material for Maggiore.

Brazil

In August 2013, the Company made an initial equity investment in its Brazilian licensee (“Brazil”) for a 50% ownership stake. In April 2015, the Company acquired the remaining 50% equity interest in Brazil, which is now a wholly-owned subsidiary, for cash consideration of $8 million plus $46 million principally to acquire debt interests and settle certain debt and accrued interest obligations. Since the Company previously accounted for its 50% interest in Brazil as an equity-method investment, in order to recognize Brazil as a wholly-owned subsidiary in April 2015, the Company remeasured its previously held equity method investment to fair value using the Income approach-discounted cash flow method (Level 3), resulting in a loss of $8 million during 2015 as part of transaction-related costs. $77 million was allocated to goodwill for the excess of the purchase price over preliminary fair value of net assets acquired, which was assigned to the Company’s Americas reportable segment and is not deductible for tax purposes. Differences between the preliminary allocation of purchase price and the final allocation were not material for Brazil.

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

6.	Intangible Assets
Intangible assets consisted of:

	As of December 31, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements (a)	$281	$140	$141	$261	$109	$152
Customer relationships (b)	242	119	123	224	90	134
Other (c)	51	18	33	46	12	34
	$574	$277	$297	$531	$211	$320

Unamortized Intangible Assets
Goodwill	$1,073			$1,007
Trademarks	$553			$550
_________

(a)	Primarily amortized over a period ranging from 0 to 40 years with a weighted average life of 18 years.

(b)	Primarily amortized over a period ranging from 3 to 20 years with a weighted average life of 12 years.

(c)	Primarily amortized over a period ranging from 4 to 10 years with a weighted average life of 9 years.
During 2017, the Company recorded an impairment related to the unamortized Zipcar trademark of $2 million based on a combination of observable and unobservable fair value inputs (Level 3), specifically the Income approach-relief from royalty method, which considers market inputs.

Amortization expense relating to all intangible assets was as follows:

	Year Ended December 31,
	2017	2016	2015
License agreements	$33	$35	$31
Customer relationships	24	23	21
Other	5	7	7
Total	$62	$65	$59
Based on the Company’s amortizable intangible assets at December 31, 2017, the Company expects related amortization expense of approximately $47 million for 2018, $42 million for 2019, $40 million for 2020, $30 million for 2021 and $24 million for 2022, excluding effects of currency exchange rates.

The carrying amounts of goodwill and related changes are as follows:

	Americas	International	Total Company

Gross goodwill as of January 1, 2016	$2,124	$967	$3,091
Accumulated impairment losses as of January 1, 2016	(1,587)	(531)	(2,118)
Goodwill as of January 1, 2016	537	436	973
Acquisitions	2	23	25
Currency translation adjustments and other	13	(4)	9
Goodwill as of December 31, 2016	552	455	1,007
Acquisitions	—	5	5
Currency translation adjustments and other	—	61	61
Goodwill as of December 31, 2017	$552	$521	$1,073

7.	Vehicle Rental Activities
The components of vehicles, net within assets under vehicle programs are as follows:

	As of December 31,
	2017	2016
Rental vehicles	$11,652	$10,937
Less: Accumulated depreciation	(1,652)	(1,454)
	10,000	9,483
Vehicles held for sale	626	981
Vehicles, net	$10,626	$10,464
The components of vehicle depreciation and lease charges, net are summarized below:

	Year Ended December 31,
	2017	2016	2015
Depreciation expense	$1,947	$1,877	$1,837
Lease charges	222	180	156
(Gain) loss on sale of vehicles, net	52	(10)	(60)
Vehicle depreciation and lease charges, net	$2,221	$2,047	$1,933

At December 31, 2017, 2016 and 2015, the Company had payables related to vehicle purchases included in liabilities under vehicle programs - other of $346 million, $321 million and $269 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $545 million, $520 million and $433 million, respectively.

8.	Income Taxes

On December 22, 2017 the U.S. enacted tax reform legislation (“the Tax Act) that made substantial changes to corporate income tax laws. Among the key provisions are, a U.S. corporate tax rate reduction from 35% to 21% effective for tax years beginning January 1, 2018, a one-time transition tax on the deemed repatriation of cumulative earnings from foreign subsidiaries and changes to U.S. taxation of foreign earnings from a worldwide to a territorial tax system effective for tax years beginning January 1, 2018. The Company is recognizing the effects of the Tax Act in its Consolidated Financial Statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of FASB Accounting Standards Codification Topic 740, Income Taxes, in the reporting period that the Tax Act was signed into law.
The Company has recorded a provisional income tax benefit of $317 million related to the remeasurement of its net deferred income tax liabilities as a result of the reduced corporate tax rate, and a provisional tax expense of $104 million for the one-time transition tax on the deemed repatriation of cumulative foreign subsidiary earnings.
The Company has not finalized the accounting for the effects of the Tax Act due to the complex analysis necessary to determine the historical earnings of foreign subsidiaries, the ability to utilize tax attributes such as foreign tax credits, and the impact of the repeal of the like-kind exchange provision for personal property together with the corresponding impact on deferred tax components and valuation allowances. Any adjustments to these provisional amounts will be recorded when the Company finalizes its accounting of the tax effects within a subsequent measurement period that will not exceed one year from the date of the enactment of the Tax Act.
The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015
Current
Federal	$—	$(1)	$(32)
State	5	3	3
Foreign	37	63	40
Current income tax provision	42	65	11

Deferred
Federal	(205)	51	45
State	(5)	5	(1)
Foreign	18	(5)	14
Deferred income tax provision	(192)	51	58
Provision for (benefit from) income taxes	$(150)	$116	$69
Pretax income for domestic and foreign operations consists of the following:

	Year Ended December 31,
	2017	2016	2015
United States (a)	$17	$127	$258
Foreign	194	152	124
Pretax income	$211	$279	$382
__________

(a)	For the years ended December 31, 2017, 2016 and 2015, includes corporate debt extinguishment costs of $3 million, $27 million and $23 million, respectively.

Deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2017	2016
Deferred income tax assets:
Net tax loss carryforwards	$1,104	$1,587
Accrued liabilities and deferred revenue	216	281
Tax credits	24	62
Depreciation and amortization	4	2
Acquisition and integration-related liabilities	2	5
Provision for doubtful accounts	8	7
Other	48	52
Valuation allowance (a)	(331)	(357)
Deferred income tax assets	1,075	1,639

Deferred income tax liabilities:
Depreciation and amortization	121	112
Prepaid expenses	20	32
Other	3	2
Deferred income tax liabilities	144	146
Deferred income tax assets, net	$931	$1,493
__________

(a)
The valuation allowance of $331 million at December 31, 2017 relates to tax loss carryforwards and certain deferred tax assets of $302 million and $29 million, respectively. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.

The valuation allowance of $357 million at December 31, 2016 relates to tax loss carryforwards, foreign tax credits and certain deferred tax assets of $289 million, $39 million and $29 million, respectively.

Deferred income tax assets and liabilities related to vehicle programs are comprised of the following:

	As of December 31,
	2017	2016
Deferred income tax assets:
Depreciation and amortization	$58	$52

Deferred income tax liabilities:
Depreciation and amortization	1,652	2,481
Deferred income tax liabilities under vehicle programs, net	$1,594	$2,429
At December 31, 2017, the Company had U.S. federal net operating loss carryforwards of approximately $3.2 billion, most of which expire in 2031. Such net operating loss carryforwards are primarily related to accelerated depreciation of the Company’s U.S. vehicles. Currently, the Company does not record valuation allowances on the majority of its U.S. federal tax loss carryforwards as there are adequate deferred tax liabilities that could be realized within the carryforward period. At December 31, 2017, the Company had foreign net operating loss carryforwards of approximately $889 million with an indefinite utilization period.
The Tax Act provides companies the ability to offset the one-time transition tax on cumulative earnings of foreign subsidiaries with available tax attributes or elect to pay the tax over an eight year period. Although the Tax Act generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries effective for years beginning January 1, 2018, the Company continues to evaluate the expected manner of recovery to determine whether or not to continue to assert indefinite reinvestment on a part or all of its undistributed foreign earnings. This requires the Company to analyze its global working capital and cash requirements in light of the Tax Act and the potential tax liabilities attributable to a repatriation to the U.S., such as foreign withholding taxes and U.S. tax on currency transaction gains or losses. The Company did not provide for U.S. taxes related to its undistributed earnings of approximately $1.3 billion as of December 31, 2017. The Company will record the tax effects of any change in its assertion within a subsequent measurement period that will not exceed one year from the date of the enactment of the Tax Act.
The reconciliation between the U.S. federal income tax statutory rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. federal statutory rate	35.0%	35.0%	35.0%
Adjustments to reconcile to the effective rate:
State and local income taxes, net of federal tax benefits	3.8	2.0	2.8
Changes in valuation allowances	(4.7)	(0.2)	(0.6)
Taxes on foreign operations at rates different than statutory U.S. federal rates	(3.6)	3.1	3.7
Resolution of a prior-year tax matter (a)	—	—	(25.6)
Stock-based compensation	(3.4)	—	—
Non-deductible transaction-related costs	—	—	0.9
U.S. Tax Act benefit	(100.8)	—	—
Other non-deductible expenses	2.2	1.7	1.8
Other	0.4	—	0.1
	(71.1)%	41.6%	18.1%
__________

a)	For the year ended December 31, 2015, the Company recognized a $98 million income tax benefit from the resolution of a prior-year income tax matter.

The following is a tabular reconciliation of the gross amount of unrecognized tax benefits for the year:

	2017	2016	2015
Balance at January 1	$59	$56	$63
Additions for tax positions related to current year	6	3	6
Additions for tax positions for prior years	9	3	3
Reductions for tax positions for prior years	(10)	(3)	(14)
Settlements	—	—	(1)
Statute of limitations	(1)	—	(1)
Balance at December 31	$63	$59	$56
The Company does not anticipate that total unrecognized tax benefits will change significantly in 2018.
The Company is subject to taxation in the United States and various foreign jurisdictions. As of December 31, 2017, the 2014 through 2016 tax years generally remain subject to examination by the federal tax authorities. The 2012 through 2016 tax years generally remain subject to examination by various state tax authorities. In significant foreign jurisdictions, the 2011 through 2016 tax years generally remain subject to examination by their respective tax authorities.
Substantially all of the gross amount of the unrecognized tax benefits at December 31, 2017, 2016 and 2015, if recognized, would affect the Company’s provision for, or benefit from, income taxes. As of December 31, 2017, the Company’s unrecognized tax benefits were offset by tax loss carryforwards in the amount of $19 million.
The following table presents unrecognized tax benefits:

	As of December 31,
	2017	2016
Unrecognized tax benefit in non-current income taxes payable (a)	$46	$40
Accrued interest payable on potential tax liabilities (b)	26	29
__________

(a)
Pursuant to the agreements governing the disposition of certain subsidiaries in 2006, the Company is entitled to indemnification for certain pre-disposition tax contingencies. As of December 31, 2017 and 2016, $13 million and $15 million, respectively, of unrecognized tax benefits are related to tax contingencies for which the Company believes it is entitled to indemnification.

(b)
The Company recognizes potential interest related to unrecognized tax benefits within interest expense related to corporate debt, net on the accompanying Consolidated Statements of Operations. Penalties incurred during the years ended December 31, 2017, 2016 and 2015, were not significant and were recognized as a component of the provision for income taxes.

9.	Other Current Assets
Other current assets consisted of:

	As of December 31,
	2017	2016
Prepaid expenses	$196	$212
Sales and use taxes	174	153
Other	163	154
Other current assets	$533	$519

10.	Property and Equipment, net
Property and equipment, net consisted of:

	As of December 31,
	2017	2016
Land	$49	$47
Buildings and leasehold improvements	626	597
Capitalized software	583	524
Furniture, fixtures and equipment	387	354
Projects in process	118	99
Buses and support vehicles	93	91
	1,856	1,712
Less: Accumulated depreciation and amortization	(1,152)	(1,027)
Property and equipment, net	$704	$685
Depreciation and amortization expense relating to property and equipment during 2017, 2016 and 2015 was $197 million, $188 million and $159 million, respectively (including $95 million, $87 million and $61 million, respectively, of amortization expense relating to capitalized software).

11.	Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consisted of:

	As of December 31,
	2017	2016
Accounts payable	$359	$343
Accrued sales and use taxes	218	206
Accrued payroll and related	176	173
Public liability and property damage insurance liabilities – current	145	141
Deferred revenue – current	135	114
Accrued commissions	117	86
Accrued insurance	103	70
Other	366	355
Accounts payable and other current liabilities	$1,619	$1,488

12.	Long-term Corporate Debt and Borrowing Arrangements
Long-term debt and other borrowing arrangements consisted of:

	Maturity Date	As of December 31,
		2017	2016
Floating Rate Senior Notes	December 2017	—	249
Floating Rate Term Loan	March 2019	—	144
6% euro-denominated Senior Notes	March 2021	—	194
Floating Rate Term Loan (a)	March 2022	1,136	816
5⅛% Senior Notes	June 2022	400	400
5½% Senior Notes	April 2023	675	675
6⅜% Senior Notes	April 2024	350	350
4⅛% euro-denominated Senior Notes	November 2024	360	316
5¼% Senior Notes	March 2025	375	375
4½% euro-denominated Senior Notes	May 2025	300	—
Other (b)		49	57
Deferred financing fees		(46)	(53)
Total		3,599	3,523
Less: Short-term debt and current portion of long-term debt		26	279
Long-term debt		$3,573	$3,244
__________

(a)
The floating rate term loan is part of the Company’s senior revolving credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	Primarily includes capital leases which are secured by liens on the related assets.
Term Loan
Floating Rate Term Loan due 2019. The Company issued $500 million, $200 million, and $300 million of Floating Rate Term Loan due 2019 in March 2012, October 2012 and October 2013, respectively, under the Company’s senior credit facility. The term loan bears interest at the greater of three-month LIBOR or 0.75%, plus 225 basis points, for an aggregate rate of 3.25% at December 31, 2016. In March 2017, the Company repaid all of it outstanding Floating Rate Term Loan due 2019.
Floating Rate Term Loan due 2022. In May 2016, the Company extended the maturity date for $825 million of its $970 million existing corporate floating rate term loan borrowing by three years to March 2022. The extended portion then bore interest at LIBOR plus 2.50%, subject to a LIBOR floor of 0.75%, for an aggregate rate of 3.50%; however, the Company entered into an interest rate swap to hedge $600 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 4.21%.
In March 2017, the Company increased its Floating Rate Term Loan due 2022 to $1.1 billion and reduced the loan interest rate to three-month LIBOR plus 2.00%, for an aggregate rate of 3.70%; however, the Company entered into an interest rate swap to hedge $700 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.79%. The Company used the incremental term loan proceeds to repay all of its outstanding Floating Rate Term Loan due 2019. In June 2017, the Company used the remaining proceeds to redeem the remainder of its outstanding Floating Rate Senior Notes due 2017.
Senior Notes
Floating Rate Senior Notes due 2017. In November 2013, the Company issued its Floating Rate Senior Notes at 98.75% of their face value for aggregate proceeds of $247 million. The interest rate on these notes is equal to three-month LIBOR plus 275 basis points, for an aggregate rate of 3.68% at December 31, 2017; however, the Company has entered into an interest rate swap to hedge its interest rate exposure related to these notes at an aggregate rate of 3.58%. In June 2017, the Company repaid all of it outstanding Floating Rate Senior Notes due 2017.

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

In October 2016, the Company redeemed €275 million (approximately $302 million) of its principal amount for €287 million (approximately $315 million) plus accrued interest. In April 2017, the Company redeemed its outstanding €175 million (approximately $187 million) principal amount for €180 million (approximately $193 million ) plus accrued interest.

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

6⅜% Senior Notes due 2024. In March 2016, the Company issued $350 million of 6⅜% Senior Notes due 2024 at par, with interest payable semi-annually. The Company has the right to redeem these notes in whole or in part at any time on or after April 1, 2019 at specified redemption prices plus accrued interest. In May 2016, the Company used the net proceeds from the offering to redeem $300 million principal amount of its previous 4⅞% Senior Notes and for general corporate purposes.

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

4½% euro-denominated Senior Notes due 2025. In March 2017, the Company issued €250 million of 4½% euro-denominated Senior Notes due 2025, at par, with interest payable semi-annually. The notes are unsecured obligations of the Company’s Avis Budget Finance plc subsidiary, are guaranteed on a senior basis by the Company and certain of its domestic subsidiaries and rank equally with all of the Company’s existing senior unsecured debt. The Company has the right to redeem these notes in whole or in part on or after May 15, 2020 at specified redemption prices plus accrued interest. In April 2017, the Company used the net proceeds from the offering to redeem its outstanding €175 million principal amount of 6% euro-denominated Senior Notes due 2021 for €180 million plus accrued interest. In June 2017, the Company used the remaining proceeds to redeem a portion of its Floating Rate Senior Notes due 2017.

The 5⅛% Senior Notes, the 5½% Senior Notes, 6⅜% Senior Notes and the 5¼% Senior Notes are senior unsecured obligations of the Company’s Avis Budget Car Rental, LLC (“ABCR”) subsidiary, are guaranteed by the Company and certain of its domestic subsidiaries and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness.

In connection with the debt amendments and repayments for the years ended December 31, 2017, 2016 and 2015, the Company recorded $3 million, $27 million and $23 million in early extinguishment of debt costs, respectively.

Debt Maturities
The following table provides contractual maturities of the Company’s corporate debt at December 31, 2017:

Year	Amount
2018	$26
2019	20
2020	16
2021	14
2022	1,493
Thereafter	2,076
$3,645

Committed Credit Facilities And Available Funding Arrangements
At December 31, 2017, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2021 (a)	$1,800	$—	$782	$1,018
Other facilities (b)	3	3	—	—
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 3.10% to 3.18% as of December 31, 2017.

At December 31, 2017 and 2016, the Company had various uncommitted credit facilities available, which bear interest at rates of 0.75% to 5.25%, under which it had drawn approximately $2 million and $5 million, respectively.

Debt Covenants

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility also contains a maximum leverage ratio requirement. As of December 31, 2017, the Company was in compliance with the financial covenants governing its indebtedness.

13.	Debt under Vehicle Programs and Borrowing Arrangements
Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of December 31,
	2017	2016
Americas – Debt due to Avis Budget Rental Car Funding	$6,516	$6,733
Americas – Debt borrowings	660	577
International – Debt borrowings (a)	1,942	1,449
International – Capital leases	146	162
Other	1	7
Deferred financing fees (b)	(44)	(50)
Total	$9,221	$8,878
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company's car rental fleet.

(b)	Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of December 31, 2017 and 2016 were $36 million and $38 million, respectively.

Americas

Debt due to Avis Budget Rental Car Funding. Avis Budget Rental Car Funding, an unconsolidated bankruptcy remote qualifying special purpose limited liability company, issues privately placed notes to investors as well as to banks and bank-sponsored conduit entities. Avis Budget Rental Car Funding uses the proceeds from its note issuances to make loans to a wholly-owned subsidiary of the Company, AESOP Leasing LP (“AESOP Leasing”), on a continuing basis. AESOP Leasing is required to use the proceeds of such loans to acquire or finance the acquisition of vehicles used in the Company’s rental car operations. By issuing debt through the Avis Budget Rental Car Funding program, the Company pays a lower rate of interest than if it had issued debt directly to third parties. Avis Budget Rental Car Funding is not consolidated, as the Company is not the “primary beneficiary” of Avis Budget Rental Car Funding. The Company determined that it is not the primary beneficiary because the Company does not have the obligation to absorb the potential losses or receive the benefits of Avis Budget Rental Car Funding’s activities since the Company’s only significant source of variability in the earnings, losses or cash flows of Avis Budget Rental Car Funding is exposure to its own creditworthiness, due to its loan from Avis Budget Rental Car Funding. Because Avis Budget Rental Car Funding is not consolidated, AESOP Leasing’s loan obligations to Avis Budget Rental Car Funding are reflected as related party debt on the Company’s Consolidated Balance Sheets. The Company also has an asset within Assets under vehicle programs on its Consolidated Balance Sheets which represents securities issued to the Company by Avis Budget Rental Car Funding. AESOP Leasing is consolidated, as the Company is the “primary beneficiary” of AESOP Leasing; as a result, the vehicles purchased by AESOP Leasing remain on the Company’s Consolidated Balance Sheets. The Company determined it is the primary beneficiary of AESOP Leasing, as it has the ability to direct its activities, an obligation to absorb a majority of its expected losses and the right to receive the benefits of AESOP Leasing’s activities. AESOP Leasing’s vehicles and related assets, which as of December 31, 2017, approximate $8.2 billion and many of which are subject to manufacturer repurchase and guaranteed depreciation agreements, collateralize the debt issued by Avis Budget Rental Car Funding. The assets and liabilities of AESOP Leasing are presented on the Company’s Consolidated Balance Sheets within Assets under vehicle programs and Liabilities under vehicle programs, respectively. The assets of AESOP Leasing, included within assets under vehicle programs (excluding the investment in Avis Budget Rental Car Funding (AESOP) LLC—related party) are restricted. Such assets may be used only to repay the respective AESOP Leasing liabilities, included within Liabilities under vehicle programs, and to purchase new vehicles, although if certain collateral coverage requirements are met, AESOP Leasing may pay dividends from excess cash. The creditors of AESOP Leasing and Avis Budget Rental Car Funding have no recourse to the general credit of the Company. The Company periodically provides Avis Budget Rental Car Funding with non-contractually required support, in the form of equity and loans, to serve as additional collateral for the debt issued by Avis Budget Rental Car Funding.
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
During March 2016 and June 2016, Avis Budget Rental Car Funding issued approximately $450 million in asset-backed notes with an expected final payment date of June 2021 and approximately $500 million in asset-backed notes with an expected final payment date of November 2021, respectively. During March 2017 and December 2017, Avis Budget Rental Car Funding issued approximately $600 million in asset-backed notes with an expected final payment date of September 2022 and $500 million in asset-backed notes with an expected final payment date of March 2023, respectively. The Company used the proceeds from these borrowings to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. Borrowings under the Avis Budget Rental Car Funding program primarily represent fixed rate notes and had a weighted average interest rate of 3% as of December 31, 2017 and 2016.
Debt borrowings. The Company finances the acquisition of vehicles used in its Canadian rental operations through a consolidated, bankruptcy remote special-purpose entity, which issues privately placed notes to investors and bank-sponsored conduits. The Company finances the acquisition of fleet for its truck rental operations in the United States through a combination of debt facilities and leases. These debt borrowings represent a mix of fixed and floating rate debt and had a weighted average interest rate of 3% and 4% as of December 31, 2017 and 2016, respectively.

International
Debt borrowings. In 2013, the Company entered into a three-year, €500 million (approximately $687 million) European rental fleet securitization program, which is used to finance fleet purchases for certain of the Company’s European operations. During 2017, 2016, 2015 and 2014, the Company increased its capacity under this program by €250 million (approximately $281 million), €400 million (approximately $458 million), €210 million (approximately $235 million) and €290 million (approximately $370 million), respectively, and extended the securitization’s maturity to 2019. The Company finances the acquisition of vehicles used in its International rental car operations through this and other consolidated, bankruptcy remote special-purpose entities, which issue privately placed notes to banks and bank-sponsored conduits. The International borrowings primarily represent floating rate notes and had a weighted average interest rate of 2% as of December 31, 2017 and 2016.
Capital leases. The Company obtained a portion of its International vehicles under capital lease arrangements. For the year ended December 31, 2017 and 2016, the weighted average interest rate on these borrowings were 1% and 2%, respectively. All capital leases are on a fixed repayment basis and interest rates are fixed at the contract date.
Debt Maturities
The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2017:

Debt under Vehicle Programs
2018(a)	$1,886
2019	3,170
2020	1,868
2021	1,019
2022	883
Thereafter	439
$9,265
__________

(a)	Vehicle-backed debt maturing within one year primarily represents term asset-backed securities.

Committed Credit Facilities And Available Funding Arrangements
The following table presents available funding under the Company’s debt arrangements related to its vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2017:

	Total Capacity (a)	Outstanding Borrowings	Available Capacity
Americas – Debt due to Avis Budget Rental Car Funding (b)	$9,296	$6,516	$2,780
Americas – Debt borrowings (c)	924	660	264
International – Debt borrowings (d)	2,942	1,942	1,000
International – Capital leases (e)	169	146	23
Other	1	1	—
Total	$13,332	$9,265	$4,067
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by $8.0 billion of underlying vehicles and related assets.

(c)	The outstanding debt is collateralized by $0.9 billion of underlying vehicles and related assets.

(d)	The outstanding debt is collateralized by $2.3 billion of underlying vehicles and related assets.

(e)	The outstanding debt is collateralized by $0.2 billion of underlying vehicles and related assets.

Debt Covenants
The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions, and in some cases also require compliance with certain financial requirements. As of December 31, 2017, the Company is not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under its vehicle-backed funding programs.

14.	Commitments and Contingencies
Lease Commitments
The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Many of the Company’s operating leases for facilities contain renewal options. These renewal options vary, but the majority include clauses for various term lengths and prevailing market rate rents.
Future minimum lease payments required under noncancelable operating leases, including minimum concession fees charged by airport authorities, which in many locations are recoverable from vehicle rental customers, as of December 31, 2017, are as follows:

Amount
2018	$729
2019	611
2020	401
2021	291
2022	183
Thereafter	549
$2,764
The future minimum lease payments in the above table have been reduced by minimum future sublease rental inflows in the aggregate of $3 million for all periods shown in the table.
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

	2017	2016	2015
Rent expense (including minimum concession fees)	$715	$699	$679
Contingent concession expense	221	214	195
	936	913	874
Less: sublease rental income	(4)	(5)	(5)
Total	$932	$908	$869
Commitments under capital leases, other than those within the Company’s vehicle rental programs, for which the future minimum lease payments have been reflected in Note 13-Debt Under Vehicle Programs and Borrowing Arrangements, are not significant.
The Company leases a portion of its vehicles under operating leases, some of which extend through 2024. As of December 31, 2017, the Company has guaranteed up to $302 million of residual values for these vehicles at the end of their respective lease terms. The Company believes that, based on current market conditions, the net proceeds from the sale of these vehicles at the end of their lease terms will equal or exceed their net book values and therefore has not recorded a liability related to guaranteed residual values.
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

The Company is involved in claims, legal proceedings and governmental inquiries that are incidental to its vehicle rental and car sharing operations, including, among others, contract and licensee disputes, competition matters, employment and wage-and-hour claims, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. The Company estimates that the potential exposure resulting from adverse outcomes of legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $50 million in excess of amounts accrued as of December 31, 2017; however, the Company does not believe that the impact should result in a material liability to the Company in relation to its consolidated financial condition or results of operations.
Commitments to Purchase Vehicles
The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $8.1 billion of vehicles from manufacturers over the next 12 months financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.
Other Purchase Commitments
In the normal course of business, the Company makes various commitments to purchase other goods or services from specific suppliers, including those related to marketing, advertising, computer services and capital expenditures. As of December 31, 2017, the Company had approximately $224 million of purchase obligations, which extend through 2022.
Concentrations
Concentrations of credit risk at December 31, 2017, include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including Ford, Fiat Chrysler and General Motors, and primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $23 million and $14 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.
Asset Retirement Obligations
The Company maintains a liability for asset retirement obligations. An asset retirement obligation is a legal obligation to perform certain activities in connection with the retirement, disposal or abandonment of assets. The Company’s asset retirement obligations, which are measured at discounted fair values, are primarily related to the removal of underground gasoline storage tanks at its rental facilities. The liability accrued for asset retirement obligations was $23 million and $24 million at December 31, 2017 and 2016, respectively.
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
Cash Dividend Payments
During 2017, 2016 and 2015, the Company did not declare or pay any cash dividends. The Company’s ability to pay dividends to holders of its common stock is limited by the Company’s senior credit facility, the indentures governing its senior notes and its vehicle financing programs.
Share Repurchases
The Company’s Board of Directors has authorized the repurchase of up to approximately $1.5 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in 2016. During 2017, 2016 and 2015, the Company repurchased approximately 27 million shares of common stock at a cost of $1.0 billion under the program. As of December 31, 2017, approximately $100 million of authorization remained available to repurchase common stock under this plan.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges (a)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Minimum Pension Liability Adjustment (b)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2015	$51	$(1)	$2	$(74)	$(22)
Other comprehensive income (loss) before reclassifications	(131)	(6)	(2)	6	(133)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	—	3	8
Net current-period other comprehensive income (loss)	(131)	(1)	(2)	9	(125)
Balance, December 31, 2015	(80)	(2)	—	(65)	(147)
Other comprehensive income (loss) before reclassifications	41	—	1	(57)	(15)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4	—	4	8
Net current-period other comprehensive income (loss)	41	4	1	(53)	(7)
Balance, December 31, 2016	(39)	2	1	(118)	(154)
Other comprehensive income (loss) before reclassifications	110	1	1	11	123
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	—	5	7
Net current-period other comprehensive income (loss)	110	3	1	16	130
Balance, December 31, 2017	$71	$5	$2	$(102)	$(24)
 __________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries (see Note 8-Income Taxes for potential impacts of the Tax Act) and include a $33 million gain, net of tax, related to the Company’s hedge of its investment in euro-denominated foreign operations (See Note 18-Financial Instruments). As a result of the Tax Act, management is evaluating its intention to continue to indefinitely reinvest in foreign subsidiaries.

(a)
For the years ended December 31, 2017, 2016 and 2015, the amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $4 million ($2 million, net of tax), $6 million ($4 million, net of tax) and $7 million ($4 million, net of tax), respectively. For the years ended December 31, 2016 and 2015, amounts reclassified from accumulated comprehensive income (loss) into vehicle interest expense were $1 million ($0 million, net of tax) and $1 million ($1 million, net of tax), respectively.

(b)
For the years ended December 31, 2017, 2016 and 2015, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $8 million ($5 million, net of tax), $6 million ($4 million, net of tax) and $5 million ($3 million, net of tax), respectively.

16.	Stock-Based Compensation

The Company’s Amended and Restated Equity and Incentive Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock- or cash-based awards to employees, directors and other individuals who perform services for the Company and its subsidiaries. The maximum number of shares reserved for grant of awards under the plan is 20.1 million, with approximately 4.0 million shares available as of December 31, 2017. The Company typically settles stock-based awards with treasury shares.
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
The grant date fair value of the performance-based RSUs incorporates the total shareholder return metric, which is estimated using a Monte Carlo simulation model to estimate the Company’s ranking relative to an applicable stock index. During the year ended December 31, 2017, the Company did not issue any stock unit awards containing a market condition. The weighted average assumptions used in the Monte Carlo simulation model to calculate the fair value of the Company’s stock unit awards are outlined in the table below.

	2016	2015
Expected volatility of stock price	46%	37%
Risk-free interest rate	0.98%	0.74%
Valuation period	3 years	3 years
Dividend yield	0%	0%

Annual activity related to stock units consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2017	878	$34.83
Granted (a)	914	35.32
Vested (b)	(470)	37.12
Forfeited	(162)	33.07
Outstanding and expected to vest at December 31, 2017 (c)	1,160	$34.54	0.9	$51
Performance-based and market-based RSUs
Outstanding at January 1, 2017	923	$34.11
Granted (a)	572	35.21
Vested (b)	(146)	36.55
Forfeited	(355)	37.82
Outstanding at December 31, 2017	994	$33.06	1.4	$44
Outstanding and expected to vest at December 31, 2017 (c)	97	$36.64	2.2	$4
__________

(a)
Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors, which are discussed separately below. The weighted-average fair value of time-based RSUs and performance-based and market-based RSUs granted in 2016 was $25.92 and $23.33, respectively, and the weighted-average fair value of time-based RSUs and performance-based and market-based RSUs granted in 2015 was $54.70 and $55.51, respectively.

(b)
The total fair value of RSUs vested during 2017, 2016 and 2015 was $23 million, $31 million and $25 million, respectively. The total grant date fair value of cash units vested during the year 2016 was $2 million.

(c)
Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $31 million and will be recognized over a weighted average vesting period of 1.0 year.

Stock Options

The annual stock option activity consisted of (in thousands of shares):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2017	810	$2.91	2.3	$27
Granted (a)	—	—		—
Exercised (b)	(537)	0.79		21
Forfeited/expired	—	—
Outstanding and exercisable at December 31, 2017	273	$7.08	1.7	$10
__________

(a)	No stock options were granted during 2016 or 2015.

(b)	Stock options exercised during 2016 and 2015 had intrinsic values of $1 million in each period, and the cash received from the exercise of options was insignificant in 2017, 2016 and 2015.
Non-employee Directors Deferred Compensation Plan
The Company grants stock awards on a quarterly basis to non-employee directors representing between 50% and 100% of a director’s annual compensation and such awards can be deferred under the Non-employee Directors Deferred Compensation Plan. During 2017, 2016 and 2015, the Company granted 36,000, 40,000 and 22,000 awards, respectively, to non-employee directors.
Employee Stock Purchase Plan
The Company is authorized to sell shares of its common stock to eligible employees at 95% of fair market value. This plan has been deemed to be non-compensatory and therefore no compensation expense has been recognized.
Stock-Compensation Expense
During 2017, 2016 and 2015, the Company recorded stock-based compensation expense of $10 million ($7 million, net of tax), $28 million ($18 million, net of tax) and $26 million ($17 million, net of tax), respectively. Approximately $56 million of tax benefits were recorded in accumulated deficit upon adoption of ASU 2016-09 on January 1, 2017 related to these tax deductions (see Note 2-Summary of Significant Accounting Policies).

17.	Employee Benefit Plans
Defined Contribution Savings Plans
The Company sponsors several defined contribution savings plans in the United States and certain foreign subsidiaries that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches portions of the contributions of participating employees on the basis specified by the plans. The Company’s contributions to these plans were $36 million, $33 million and $32 million during 2017, 2016 and 2015, respectively.
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
The components of net periodic benefit cost consisted of the following:

	Year Ended December 31,
	2017	2016	2015
Service cost	$5	$4	$5
Interest cost	19	21	22
Expected return on plan assets	(30)	(27)	(31)
Amortization of unrecognized amounts	8	5	5
Net periodic benefit cost (a)	$2	$3	$1
__________

(a)	All components of the net periodic benefit cost are recorded within selling, general and administrative expenses.
The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2018 is $7 million, which consists primarily of net actuarial losses.
The Company uses a measurement date of December 31 for its pension plans. The funded status of the pension plans were as follows:

	As of December 31,
Change in Benefit Obligation	2017	2016
Benefit obligation at end of prior year	$720	$656
Service cost	5	4
Interest cost	19	21
Actuarial (gain) loss	15	115
Currency translation adjustment	44	(53)
Net benefits paid	(24)	(23)
Benefit obligation at end of current year	$779	$720

Change in Plan Assets
Fair value of assets at end of prior year	$523	$527
Actual return on plan assets	59	60
Employer contributions	24	12
Currency translation adjustment	32	(53)
Net benefits paid	(24)	(23)
Fair value of assets at end of current year	$614	$523

	As of December 31,
Funded Status	2017	2016
Classification of net balance sheet assets (liabilities):
Non-current assets	$24	$—
Current liabilities	(3)	(1)
Non-current liabilities	(186)	(196)
Net funded status	$(165)	$(197)

The following assumptions were used to determine pension obligations and pension costs for the principal plans in which the Company’s employees participated:

	For the Year Ended December 31,
U.S. Pension Benefit Plans	2017	2016	2015
Discount rate:
Net periodic benefit cost	3.90%	4.40%	4.00%
Benefit obligation	3.50%	3.90%	4.40%
Long-term rate of return on plan assets	7.00%	7.00%	7.25%

Non-U.S. Pension Benefit Plans
Discount rate:
Net periodic benefit cost	2.45%	3.45%	3.30%
Benefit obligation	2.55%	2.45%	3.45%
Long-term rate of return on plan assets	4.70%	4.45%	4.65%
To select discount rates for its defined benefit pension plans, the Company uses a modeling process that involves matching the expected cash outflows of such plans, to yield curves constructed from portfolios of AA-rated fixed-income debt instruments. The Company uses the average yields of the hypothetical portfolios as a discount rate benchmark.
The Company’s expected rate of return on plan assets of 7.00% and 4.70% for the U.S. plans and non-U.S. plans, respectively, used to determine pension obligations and pension costs, is a long-term rate based on historic plan asset returns in individual jurisdictions, over varying long-term periods combined with current market expectations and broad asset mix considerations.
As of December 31, 2017, plans with benefit obligations in excess of plan assets had accumulated benefit obligations of $453 million and plan assets of $264 million. As of December 31, 2016, plans with benefit obligations in excess of plan assets had accumulated benefit obligations of $720 million and plan assets of $523 million. The accumulated benefit obligation for all plans was $769 million and $712 million as of December 31, 2017 and 2016, respectively. The Company expects to contribute approximately $4 million to the U.S. plans and $5 million to the non-U.S. plans in 2018.
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
The following table presents the defined benefit pension plans’ assets measured at fair value, as of December 31:

	2017
Asset Class	Level 1	Level 2	Total
Cash equivalents and short-term investments	$12	$29	$41
U.S. equities	102	43	145
Non-U.S. equities	50	100	150
Real estate	—	18	18
Government bonds	7	11	18
Corporate bonds	90	37	127
Other assets	3	112	115
Total assets	$264	$350	$614

	2016
Asset Class	Level 1	Level 2	Total
Cash equivalents and short-term investments	$12	$15	$27
U.S. equities	87	34	121
Non-U.S. equities	40	70	110
Real estate	—	15	15
Government bonds	7	70	77
Corporate bonds	82	40	122
Other assets	2	49	51
Total assets	$230	$293	$523
The Company estimates that future benefit payments from plan assets will be $26 million, $28 million, $28 million, $29 million, $31 million and $170 million for 2018, 2019, 2020, 2021, 2022 and 2023 to 2027, respectively.
Multiemployer Plans
The Company contributes to a number of multiemployer plans under the terms of collective-bargaining agreements that cover a portion of its employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects: (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; (iii) if the Company elects to stop participating in a multiemployer plan, it may be required to contribute to such plan an amount based on the under-funded status of the plan; and (iv) the Company has no involvement in the management of the multiemployer plans’ investments. For the years ended December 31, 2017, 2016 and 2015, the Company contributed a total of $9 million in each of the periods to multiemployer plans.

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
The amount of gains or losses reclassified from other comprehensive income (loss) to earnings resulting from ineffectiveness or from excluding a component of the hedges’ gain or loss from the effectiveness calculation for cash flow and net investment hedges during 2017, 2016 and 2015 was not material, nor is the amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income (loss) to earnings over the next 12 months.
Interest Rate Risk. The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The after-tax amount of gains or losses reclassified from accumulated other comprehensive income (loss) to earnings resulting from ineffectiveness for 2017, 2016 and 2015 was not material to the Company’s results of operations, nor is the amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income (loss) to earnings over the next 12 months.
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
There were no significant concentrations of credit risk with any individual counterparty or groups of counterparties at December 31, 2017 or 2016, other than (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, and primarily with respect to receivables for program cars that were disposed but for which the Company has not yet received payment from the manufacturers (see Note 2-Summary of Significant Accounting Policies), (ii) receivables from Realogy and Wyndham related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition and (iii) risks related to leases which have been assumed by Realogy but of which the Company is a guarantor. Concentrations of credit risk associated with trade receivables are considered minimal due to the Company’s diverse customer base. The Company does not normally require collateral or other security to support credit sales.
Fair Value
Derivative instruments and hedging activities
As described above, derivative assets and liabilities consist principally of currency exchange contracts, interest rate swaps, interest rate caps and commodity contracts.
The Company held derivative instruments with absolute notional values as follows:

	As of December 31,
	2017	2016
Interest rate caps (a)	$10,968	$9,736
Interest rate swaps	1,000	1,950
Foreign exchange contracts	934	692
__________

(a)
Represents $8.0 billion of interest rate caps sold, partially offset by approximately $3.0 billion of interest rate caps purchased at December 31, 2017 and $7.4 billion of interest rate caps sold, partially offset by approximately $2.3 billion of interest rate caps purchased at December 31, 2016. These amounts exclude $5.0 billion and $5.1 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary at December 31, 2017 and 2016, respectively.
Fair values (Level 2) of derivative instruments are as follows:

	As of December 31, 2017		As of December 31, 2016
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$8	$—	$7	$4
Derivatives not designated as hedging instruments
Interest rate caps (b)	—	1	1	7
Foreign exchange contracts (c)	3	7	7	2
Total	$11	$8	$15	$13
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income (loss), as discussed in Note 15-Stockholders’ Equity.

(a)	Included in other non-current assets or other non-current liabilities.

(b)	Included in assets under vehicle programs or liabilities under vehicle programs.

(c)	Included in other current assets or other current liabilities.

The effects of derivatives recognized in the Company’s Consolidated Financial Statements are as follows:

	Year Ended December 31,
	2017	2016	2015
Financial instruments designated as hedging instruments (a)
Interest rate swaps	$3	$4	$(1)
Euro-denominated notes	(50)	14	34
Financial instruments not designated as hedging instruments (b)
Foreign exchange contracts (c)	(42)	42	48
Interest rate caps (d)	(1)	(2)	(2)
Commodity contracts (e)	(1)	—	—
Total	$(91)	$58	$79
__________

(a)	Recognized, net of tax, as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

(b)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.

(c)
For the year ended December 31, 2017, included a $23 million loss included in interest expense and a $19 million loss included in operating expenses. For the year ended December 31, 2016, included a $68 million gain in interest expense and a $26 million loss included in operating expenses. For the year ended December 31, 2015, included a $32 million gain in interest expense and a $16 million gain included in operating expenses.

(d)	For the years ended December 31, 2017, 2016 and 2015, amounts are included in vehicle interest, net.

(e)	Included in operating expenses.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

	As of December 31, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$26	$26	$279	$280
Long-term debt	3,573	3,677	3,244	3,265

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$6,480	$6,537	$6,695	$6,722
Vehicle-backed debt	2,740	2,745	2,176	2,187
Interest rate swaps and interest rate caps (a)	1	1	7	7
___________

(a)	Derivatives in liability position.

19.	Segment Information

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
Management evaluates the operating results of each of its reportable segments based upon revenue and “Adjusted EBITDA,” which the Company defines as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charge, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net charges for an unprecedented personal-injury legal matter and income taxes. Net charges for the legal matter are recorded within operating expenses in the Company’s Consolidated Statements of Operations. The Company has revised its definition of Adjusted EBITDA to exclude costs associated with the separation of certain officers of the Company and its limited voluntary opportunity plans, which offered certain employees the limited opportunity to elect resignation from employment for enhanced severance benefits. Costs associated with the separation of certain officers and the limited voluntary opportunity plans are recorded as part of restructuring and other related charges in the Company’s Consolidated Statements of Operations. The Company did not revise prior years’ Adjusted EBITDA amounts because there were no costs similar in nature to these items. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended December 31, 2017

	Americas	International	Corporate and Other (a)	Total
Net revenues	$6,100	$2,748	$—	$8,848
Vehicle depreciation and lease charges, net	1,671	550	—	2,221
Vehicle interest, net	226	60	—	286
Adjusted EBITDA	486	305	(56)	735
Non-vehicle depreciation and amortization	168	91	—	259
Assets exclusive of assets under vehicle programs	3,388	2,353	79	5,820
Assets under vehicle programs	9,017	2,862	—	11,879
Capital expenditures (excluding vehicles)	122	62	13	197
__________

(a)	Primarily represents unallocated corporate expenses and receivables from our former subsidiaries.

Year Ended December 31, 2016

	Americas	International	Corporate and Other (a)	Total
Net revenues	$6,121	$2,538	$—	$8,659
Vehicle depreciation and lease charges, net	1,559	488	—	2,047
Vehicle interest, net	226	58	—	284
Adjusted EBITDA	633	273	(68)	838
Non-vehicle depreciation and amortization	165	88	—	253
Assets exclusive of assets under vehicle programs	4,017	1,990	58	6,065
Assets under vehicle programs	9,210	2,368	—	11,578
Capital expenditures (excluding vehicles)	121	62	7	190
__________

(a)	Primarily represents unallocated corporate expenses and receivables from our former subsidiaries.
Year Ended December 31, 2015

	Americas	International	Corporate and Other (a)	Total
Net revenues	$6,069	$2,433	$—	$8,502
Vehicle depreciation and lease charges, net	1,478	455	—	1,933
Vehicle interest, net	234	55	—	289
Adjusted EBITDA	682	277	(56)	903
Non-vehicle depreciation and amortization	143	75	—	218
Assets exclusive of assets under vehicle programs	3,940	1,901	77	5,918
Assets under vehicle programs	9,440	2,276	—	11,716
Capital expenditures (excluding vehicles)	131	68	—	199
__________

(a)	Primarily represents unallocated corporate expenses and receivables from our former subsidiaries.
Provided below is a reconciliation of Adjusted EBITDA to income before income taxes.

	For the Year Ended December 31,
	2017	2016	2015
Adjusted EBITDA	$735	$838	$903
Less: Non-vehicle related depreciation and amortization (a)	259	253	218
Interest expense related to corporate debt, net	188	203	194
Early extinguishment of corporate debt	3	27	23
Restructuring and other related charges	63	29	18
Transaction-related costs, net	23	21	68
Impairment	2	—	—
Charges for legal matter, net (b)	(14)	26	—
Income before income taxes	$211	$279	$382
__________

(a)	Includes amortization of intangible assets recognized in purchase accounting of $58 million in 2017, $59 million in 2016 and $55 million in 2015.

(b)	Reported within operating expenses in our Consolidated Statements of Operations.

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
2017
Net revenues	$5,629	$3,219	$8,848
Assets exclusive of assets under vehicle programs	3,069	2,751	5,820
Assets under vehicle programs	8,192	3,687	11,879
Net long-lived assets	1,451	1,176	2,627

2016
Net revenues	$5,674	$2,985	$8,659
Assets exclusive of assets under vehicle programs	3,699	2,366	6,065
Assets under vehicle programs	8,552	3,026	11,578
Net long-lived assets	1,489	1,073	2,562

2015
Net revenues	$5,635	$2,867	$8,502
Assets exclusive of assets under vehicle programs	3,677	2,241	5,918
Assets under vehicle programs	8,786	2,930	11,716
Net long-lived assets	1,502	1,069	2,571

20.	Guarantor and Non-Guarantor Consolidating Financial Statements
The following consolidating financial information presents Consolidating Condensed Statements of Operations for the years ended December 31, 2017, 2016 and 2015, Consolidating Condensed Balance Sheets as of December 31, 2017 and December 31, 2016 and Consolidating Condensed Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the notes issued by the Subsidiary Issuers. See Note 12-Long-term Corporate Debt and Borrowing Arrangements for additional description of these guaranteed notes. The Senior Notes have separate investors than the equity investors of the Company and are guaranteed by the Parent and certain subsidiaries.
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
The following tables provide the impact of adoption of ASU 2016-18 on the Company’s Consolidating Condensed Statements of Cash Flows for the years ended December 31, 2016 and 2015.

	Year Ended December 31, 2016
	As Previously Reported Non-Guarantor	Effect of Change	As Adjusted Non-Guarantor	As Previously Reported Total	Effect of Change	As Adjusted Total
Decrease in program cash	$31	$(31)	$—	$31	$(31)	$—
Other, net	4	(2)	2	3	(2)	1
Net cash used in investing activities	(2,368)	(33)	(2,401)	(2,149)	(33)	(2,182)

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(4)	(2)	(6)	(4)	(2)	(6)

Net increase in cash and cash equivalents, program and restricted cash	97	(35)	62	38	(35)	3
Cash and cash equivalents, program and restricted cash, beginning of period	378	265	643	452	265	717
Cash and cash equivalents, program and restricted cash, end of period	$475	$230	$705	$490	$230	$720

	Year Ended December 31, 2015
	As Previously Reported Non-Guarantor	Effect of Change	As Adjusted Non-Guarantor	As Previously Reported Total	Effect of Change	As Adjusted Total
Increase in program cash	$(148)	$148	$—	$(148)	$148	$—
Other, net	8	(3)	5	6	(3)	3
Net cash used in investing activities	(2,711)	145	(2,566)	(2,830)	145	(2,685)

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(41)	(9)	(50)	(41)	(9)	(50)

Net increase (decrease) in cash and cash equivalents, program and restricted cash	(34)	136	102	(172)	136	(36)
Cash and cash equivalents, program and restricted cash, beginning of period	412	129	541	624	129	753
Cash and cash equivalents, program and restricted cash, end of period	$378	$265	$643	$452	$265	$717

The following table provides a reconciliation of the cash and cash equivalents, program and restricted cash reported within the Consolidating Condensed Balance Sheets to the amounts shown in the Consolidating Condensed Statements of Cash Flows.

	As of December 31,
	2017		2016
	Non-Guarantor	Total	Non-Guarantor	Total
Cash and cash equivalents	$593	$611	$475	$490
Program cash	283	283	225	225
Restricted cash (a)	7	7	5	5
Total cash and cash equivalents, program and restricted cash	$883	$901	$705	$720
_________

(a)	Included within other current assets.

Consolidating Condensed Statements of Operations
For the Year Ended December 31, 2017

		Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
	Revenues
	Vehicle rental	$—	$—	$4,108	$2,111	$—	$6,219
	Other	—	—	1,204	3,820	(2,395)	2,629
	Net revenues	—	—	5,312	5,931	(2,395)	8,848

	Expenses
	Operating	3	20	2,598	1,851	—	4,472
	Vehicle depreciation and lease charges, net	—	—	2,226	2,183	(2,188)	2,221
	Selling, general and administrative	39	8	619	454	—	1,120
	Vehicle interest, net	—	—	199	294	(207)	286
	Non-vehicle related depreciation and amortization	—	1	160	98	—	259
	Interest expense related to corporate debt, net:
	Interest expense	—	157	1	30	—	188
	Intercompany interest expense (income)	(12)	95	23	(106)	—	—
	Early extinguishment of debt	—	4	—	(1)	—	3
	Restructuring and other related charges	—	7	44	12	—	63
	Transaction-related costs, net	—	1	3	19	—	23
Transaction-related costs, net	Impairment	—	—	2	—	—	2
	Total expenses	30	293	5,875	4,834	(2,395)	8,637

	Income (loss) before income taxes and equity in earnings of subsidiaries	(30)	(293)	(563)	1,097	—	211
	Provision for (benefit from) income taxes	(5)	267	(527)	115	—	(150)
	Equity in earnings of subsidiaries	386	946	982	—	(2,314)	—
	Net income	$361	$386	$946	$982	$(2,314)	$361

	Comprehensive income	$491	$515	$1,073	$1,103	$(2,691)	$491

For the Year Ended December 31, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$4,134	$1,947	$—	$6,081
Other	—	—	1,209	3,563	(2,194)	2,578
Net revenues	—	—	5,343	5,510	(2,194)	8,659

Expenses
Operating	4	18	2,622	1,738	—	4,382
Vehicle depreciation and lease charges, net	—	—	1,993	2,045	(1,991)	2,047
Selling, general and administrative	38	18	631	447	—	1,134
Vehicle interest, net	—	—	198	289	(203)	284
Non-vehicle related depreciation and amortization	—	2	155	96	—	253
Interest expense related to corporate debt, net:
Interest expense	—	141	3	59	—	203
Intercompany interest expense (income)	(13)	(7)	23	(3)	—	—
Early extinguishment of debt	—	10	—	17	—	27
Restructuring and other related charges	—	—	9	20	—	29
Transaction-related costs, net	—	2	1	18	—	21
Total expenses	29	184	5,635	4,726	(2,194)	8,380

Income (loss) before income taxes and equity in earnings of subsidiaries	(29)	(184)	(292)	784	—	279
Provision for (benefit from) income taxes	(11)	(70)	123	74	—	116
Equity in earnings of subsidiaries	181	295	710	—	(1,186)	—
Net income	$163	$181	$295	$710	$(1,186)	$163

Comprehensive income	$156	$173	$283	$712	$(1,168)	$156

For the Year Ended December 31, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues
Vehicle rental	$—	$—	$4,124	$1,902	$—	$6,026
Other	—	—	1,181	3,335	(2,040)	2,476
Net revenues	—	—	5,305	5,237	(2,040)	8,502

Expenses
Operating	2	17	2,587	1,678	—	4,284
Vehicle depreciation and lease charges, net	—	1	1,819	1,936	(1,823)	1,933
Selling, general and administrative	32	15	619	427	—	1,093
Vehicle interest, net	—	—	204	302	(217)	289
Non-vehicle related depreciation and amortization	—	1	133	84	—	218
Interest expense related to corporate debt, net:
Interest expense	—	159	(5)	40	—	194
Intercompany interest expense (income)	(12)	(11)	16	7	—	—
Early extinguishment of debt	—	23	—	—	—	23
Transaction-related costs, net	—	22	6	40	—	68
Restructuring and other related charges	—	—	6	12	—	18
Total expenses	22	227	5,385	4,526	(2,040)	8,120

Income (loss) before income taxes and equity in earnings of subsidiaries	(22)	(227)	(80)	711	—	382
Provision for (benefit from) income taxes	(9)	(178)	170	86	—	69
Equity in earnings of subsidiaries	326	375	625	—	(1,326)	—
Net income	$313	$326	$375	$625	$(1,326)	$313

Comprehensive income	$188	$203	$253	$504	$(960)	$188

Consolidating Condensed Balance Sheets
As of December 31, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$4	$14	$—	$593	$—	$611
Receivables, net	—	—	255	667	—	922
Other current assets	4	89	101	339	—	533
Total current assets	8	103	356	1,599	—	2,066

Property and equipment, net	—	167	321	216	—	704
Deferred income taxes	14	704	154	59	—	931
Goodwill	—	—	471	602	—	1,073
Other intangibles, net	—	27	480	343	—	850
Other non-current assets	46	29	16	105	—	196
Intercompany receivables	187	382	1,506	824	(2,899)	—
Investment in subsidiaries	381	4,681	3,938	—	(9,000)	—
Total assets exclusive of assets under vehicle programs	636	6,093	7,242	3,748	(11,899)	5,820

Assets under vehicle programs:
Program cash	—	—	—	283	—	283
Vehicles, net	—	34	61	10,531	—	10,626
Receivables from vehicle manufacturers and other	—	1	—	546	—	547
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	423	—	423
	—	35	61	11,783	—	11,879
Total assets	$636	$6,128	$7,303	$15,531	$(11,899)	$17,699

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$23	$207	$552	$837	$—	$1,619
Short-term debt and current portion of long-term debt	—	17	3	6	—	26
Total current liabilities	23	224	555	843	—	1,645

Long-term debt	—	2,910	3	660	—	3,573
Other non-current liabilities	40	83	216	378	—	717
Intercompany payables	—	2,515	382	2	(2,899)	—
Total liabilities exclusive of liabilities under vehicle programs	63	5,732	1,156	1,883	(2,899)	5,935
Liabilities under vehicle programs:
Debt	—	15	57	2,669	—	2,741
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,480	—	6,480
Deferred income taxes	—	—	1,407	187	—	1,594
Other	—	—	2	374	—	376
	—	15	1,466	9,710	—	11,191
Total stockholders’ equity	573	381	4,681	3,938	(9,000)	573
Total liabilities and stockholders’ equity	$636	$6,128	$7,303	$15,531	$(11,899)	$17,699

As of December 31, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$3	$12	$—	$475	$—	$490
Receivables, net	—	—	231	577	—	808
Other current assets	2	101	90	326	—	519
Total current assets	5	113	321	1,378	—	1,817

Property and equipment, net	—	148	341	196	—	685
Deferred income taxes	20	1,219	268	—	(14)	1,493
Goodwill	—	—	489	518	—	1,007
Other intangibles, net	—	28	502	340	—	870
Other non-current assets	75	24	16	78	—	193
Intercompany receivables	171	359	1,466	670	(2,666)	—
Investment in subsidiaries	42	3,717	3,698	—	(7,457)	—
Total assets exclusive of assets under vehicle programs	313	5,608	7,101	3,180	(10,137)	6,065

Assets under vehicle programs:
Program cash	—	—	—	225	—	225
Vehicles, net	—	24	70	10,370	—	10,464
Receivables from vehicle manufacturers and other	—	1	—	526	—	527
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	362	—	362
	—	25	70	11,483	—	11,578
Total assets	$313	$5,633	$7,171	$14,663	$(10,137)	$17,643

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$23	$189	$512	$764	$—	$1,488
Short-term debt and current portion of long-term debt	—	264	3	12	—	279
Total current liabilities	23	453	515	776	—	1,767

Long-term debt	—	2,730	3	511	—	3,244
Other non-current liabilities	69	88	253	368	(14)	764
Intercompany payables	—	2,306	359	1	(2,666)	—
Total liabilities exclusive of liabilities under vehicle programs	92	5,577	1,130	1,656	(2,680)	5,775
Liabilities under vehicle programs:
Debt	—	14	66	2,103	—	2,183
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,695	—	6,695
Deferred income taxes	—	—	2,258	171	—	2,429
Other	—	—	—	340	—	340
	—	14	2,324	9,309	—	11,647
Total stockholders’ equity	221	42	3,717	3,698	(7,457)	221
Total liabilities and stockholders’ equity	$313	$5,633	$7,171	$14,663	$(10,137)	$17,643

Consolidating Condensed Statements of Cash Flows
For the Year Ended December 31, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$110	$(89)	$97	$2,697	$(167)	$2,648

Investing activities
Property and equipment additions	—	(49)	(81)	(67)	—	(197)
Proceeds received on asset sales	—	1	—	7	—	8
Net assets acquired (net of cash acquired)	—	(1)	(5)	(15)	—	(21)
Intercompany loan receipts (advances)	—	—	—	(264)	264	—
Other, net	100	110	110	5	(320)	5
Net cash provided by (used in) investing activities exclusive of vehicle programs	100	61	24	(334)	(56)	(205)

Vehicle programs:
Investment in vehicles	—	(1)	—	(11,537)	—	(11,538)
Proceeds received on disposition of vehicles	—	46	—	9,554	—	9,600
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC — related party	—	—	—	(61)	—	(61)
	—	45	—	(2,044)	—	(1,999)
Net cash provided by (used in) investing activities	100	106	24	(2,378)	(56)	(2,204)

Financing activities
Proceeds from long-term borrowings	—	325	—	264	—	589
Payments on long-term borrowings	—	(406)	(2)	(194)	—	(602)
Net change in short-term borrowings	—	—	—	(4)	—	(4)
Debt financing fees	—	(5)	—	(4)	—	(9)
Repurchases of common stock	(210)	—	—	—	—	(210)
Intercompany loan borrowings (payments)	—	264	—	—	(264)	—
Other, net	1	(192)	(110)	(185)	487	1
Net cash provided by (used in) financing activities exclusive of vehicle programs	(209)	(14)	(112)	(123)	223	(235)

Vehicle programs:
Proceeds from borrowings	—	—	—	17,212	—	17,212
Payments on borrowings	—	(1)	(9)	(17,259)	—	(17,269)
Debt financing fees	—	—	—	(16)	—	(16)
	—	(1)	(9)	(63)	—	(73)
Net cash provided by (used in) financing activities	(209)	(15)	(121)	(186)	223	(308)
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	—	—	—	45	—	45
Net increase in cash and cash equivalents, program and restricted cash	1	2	—	178	—	181
Cash and cash equivalents, program and restricted cash, beginning of period	3	12	—	705	—	720
Cash and cash equivalents, program and restricted cash, end of period	$4	$14	$—	$883	$—	$901

For the Year Ended December 31, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$279	$(10)	$80	$2,633	$(342)	$2,640

Investing activities
Property and equipment additions	—	(32)	(89)	(69)	—	(190)
Proceeds received on asset sales	—	7	4	8	—	19
Net assets acquired (net of cash acquired)	—	—	(4)	(51)	—	(55)
Intercompany loan receipts (advances)	—	—	28	(316)	288	—
Other, net	118	(1)	—	2	(118)	1
Net cash provided by (used in) investing activities exclusive of vehicle programs	118	(26)	(61)	(426)	170	(225)

Vehicle programs:
Investment in vehicles	—	(9)	(4)	(12,448)	—	(12,461)
Proceeds received on disposition of vehicles	—	31	—	10,473	—	10,504
	—	22	(4)	(1,975)	—	(1,957)
Net cash provided by (used in) investing activities	118	(4)	(65)	(2,401)	170	(2,182)

Financing activities
Proceeds from long-term borrowings	—	557	—	337	—	894
Payments on long-term borrowings	—	(525)	(5)	(317)	—	(847)
Net change in short-term borrowings	—	—	—	4	—	4
Debt financing fees	—	(15)	—	(5)	—	(20)
Repurchases of common stock	(398)	—	—	—	—	(398)
Intercompany loan borrowings (payments)	—	316	—	(28)	(288)	—
Other, net	—	(385)	—	(75)	460	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(398)	(52)	(5)	(84)	172	(367)

Vehicle programs:
Proceeds from borrowings	—	8	—	15,761	—	15,769
Payments on borrowings	—	—	(9)	(15,817)	—	(15,826)
Debt financing fees	—	—	(1)	(24)	—	(25)
	—	8	(10)	(80)	—	(82)
Net cash provided by (used in) financing activities	(398)	(44)	(15)	(164)	172	(449)
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	—	—	—	(6)	—	(6)
Net increase (decrease) in cash and cash equivalents, program and restricted cash	(1)	(58)	—	62	—	3
Cash and cash equivalents, program and restricted cash, beginning of period	4	70	—	643	—	717
Cash and cash equivalents, program and restricted cash, end of period	$3	$12	$—	$705	$—	$720

For the Year Ended December 31, 2015

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$103	$249	$146	$2,204	$(75)	$2,627

Investing activities
Property and equipment additions	—	(26)	(98)	(75)	—	(199)
Proceeds received on asset sales	—	7	1	7	—	15
Net assets acquired (net of cash acquired)	—	(8)	(9)	(239)	—	(256)
Intercompany loan receipts (advances)	—	(30)	(96)	—	126	—
Other, net	334	(127)	1	5	(210)	3
Net cash provided by (used in) investing activities exclusive of vehicle programs	334	(184)	(201)	(302)	(84)	(437)

Vehicle programs:
Investment in vehicles	—	(1)	(2)	(11,925)	—	(11,928)
Proceeds received on disposition of vehicles	—	19	—	9,661	—	9,680
	—	18	(2)	(2,264)	—	(2,248)
Net cash provided by (used in) investing activities	334	(166)	(203)	(2,566)	(84)	(2,685)

Financing activities
Proceeds from long-term borrowings	—	375	—	2	—	377
Payments on long-term borrowings	—	(256)	(4)	(41)	—	(301)
Net change in short-term borrowings	—	—	—	(22)	—	(22)
Debt financing fees	—	(7)	—	—	—	(7)
Repurchases of common stock	(436)	—	—	—	—	(436)
Intercompany loan borrowings (payments)	—	—	—	126	(126)	—
Other, net	1	(335)	70	(28)	285	(7)
Net cash provided by (used in) financing activities exclusive of vehicle programs	(435)	(223)	66	37	159	(396)

Vehicle programs:
Proceeds from borrowings	—	—	—	14,138	—	14,138
Payments on borrowings	—	—	(9)	(13,639)	—	(13,648)
Debt financing fees	—	—	—	(22)	—	(22)
	—	—	(9)	477	—	468
Net cash provided by (used in) financing activities	(435)	(223)	57	514	159	72
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	—	—	—	(50)	—	(50)
Net increase (decrease) in cash and cash equivalents, program and restricted cash	2	(140)	—	102	—	(36)
Cash and cash equivalents, program and restricted cash, beginning of period	2	210	—	541	—	753
Cash and cash equivalents, program and restricted cash, end of period	$4	$70	$—	$643	$—	$717

21.	Selected Quarterly Financial Data—(unaudited)
Provided below are selected unaudited quarterly financial data for 2017 and 2016.
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

	2017
	First	Second	Third	Fourth (a)
Net revenues	$1,839	$2,238	$2,752	$2,019
Net income (loss)	(107)	3	245	220

Per share information:
Basic
Net income (loss)	$(1.25)	$0.04	$2.96	$2.70
Weighted average shares	85.7	84.0	82.6	81.3

Diluted
Net income (loss)	$(1.25)	$0.04	$2.91	$2.65
Weighted average shares	85.7	85.2	84.0	82.7

	2016
	First	Second	Third	Fourth
Net revenues	$1,881	$2,243	$2,656	$1,879
Net income (loss)	(51)	36	209	(31)

Per share information:
Basic
Net income (loss)	$(0.53)	$0.39	$2.32	$(0.35)
Weighted average shares	96.3	93.9	90.4	87.4

Diluted
Net income (loss)	$(0.53)	$0.38	$2.28	$(0.35)
Weighted average shares	96.3	95.1	91.8	87.4
__________

(a)
Net income for fourth quarter 2017 includes provisional amounts for the Tax Act of (i) a tax benefit of $317 million resulting from the remeasurement of net deferred income tax liabilities as a result of the reduced corporate tax rate and (ii) a tax provision of $104 million for the one-time transition tax on the deemed repatriation of cumulative foreign subsidiary earnings. This estimate will be finalized in a subsequent measurement period during 2018.

22.	Subsequent Events

On January 14, 2018, the Company’s Board of Directors authorized the adoption of a short-term stockholder rights plan, which expires on January 13, 2019. Pursuant to the rights plan, the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock, payable to holders of record as of the close of business on January 26, 2018. Each right, which is exercisable only in the event any person or group acquires a voting or economic position of 15% or more of the Company’s outstanding common stock (with certain limited exceptions), would entitle any holder other than the person or group whose ownership position has exceeded the ownership limit to purchase common stock having a value equal to twice the $100 exercise price of the right, or, at the election of the Board of Directors, to exchange each right for one share of common stock (subject to adjustment).

In February 2018, the Company amended the terms of its Floating Rate Term Loan due 2022 and its Senior revolving credit facility maturing 2021. The Company extended its Floating Rate Term Loan maturity term to 2025 and its Senior revolving credit facility maturity to 2023.

*****

Schedule II – Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period	Expensed	Other Adjustments	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31,
2017 (a)	$38	$29	$3	$(34)	$36
2016 (a)	34	27	(2)	(21)	38
2015 (a)	34	24	(3)	(21)	34

Tax Valuation Allowance:
Year Ended December 31,
2017 (a)	$357	$—	$13	$(39)	$331
2016 (a)	351	17	3	(14)	357
2015 (a)(b)	319	20	12	—	351
__________

(a)	Other adjustments relate to currency translation adjustments.

(b)	Other adjustments relate to the acquisition of Brazil.

G-1

EXHIBIT NO.	DESCRIPTION
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

3.4
Certificate of Elimination of Series R Preferred Stock Avis Budget Group, Inc., dated May 3, 2017 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 3, 2017).

3.5
Certificate of Designations of Series S Preferred Stock of Avis Budget Group, Inc., as filed with the Secretary of State of the State of Delaware on January 16, 2018 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated January 16, 2018).

4.1
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
333-189524, dated June 21, 2013).

4.2	Form of 5.50% Senior Notes due 2023 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 8, 2013).
4.3
Indenture dated as of May 16, 2014 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and Deutsche Bank Trust Company Americas as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 19, 2014).

4.4	Form of 5.125% Senior Notes Due 2022 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 19, 2014).
4.5
Indenture dated as of March 11, 2015 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and The Bank of Nova Scotia Trust Company of New York as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 17, 2015).

4.6	Form of 5.25% Senior Notes Due 2025 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 17, 2015).
4.7
Indenture dated as of March 29, 2016 for the 6.375% Senior Notes due 2024, among Avis Budget Car Rental LLC and Avis Budget Finance, Inc. as Issuers the Guarantors from time to time parties thereto and Deutsche Bank Trust Company Americas as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, dated May 4, 2016).

4.8
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

4.9	Form of 4.125% Senior Notes due 2024 (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, dated November 3, 2016).
4.10
Indenture dated as of March 8, 2017 among Avis Budget Finance, plc, as Issuer, the Guarantors from time to time parties hereto, Deutsche Bank Trust Company Americas, as Trustee, Deutsche Bank AG, London Branch, as Paying Agent and Deutsche Bank Luxembourg S.A., as Registrar (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, dated May 4, 2017).

4.11	Form of 4.50% Senior Notes Due 2025 (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, dated May 4, 2017).
4.12
Rights Agreement, dated as of January 23, 2017, between Avis Budget Group, Inc. and Computershare Trust Company, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 23, 2017).

4.13
Amendment No. 1, dated May 3, 2017, to the Rights Agreement, dated as of January 23, 2017, between Avis Budget Group, Inc. and Computershare Trust Company, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated J May 3, 2017).

4.14
Rights Agreement, dated as of January 14, 2018, between Avis Budget Group, Inc. and Computershare Trust Company, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 16, 2018).

10.1
Employment Agreement between Avis Budget Group, Inc. and Larry D. DeShon dated as of September 15, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 18, 2015).†

10.2
Separation Agreement, dated June 7, 2017, between David B. Wyshner and Avis Budget Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 8, 2017). †

10.3
Agreement between Avis Budget Group, Inc. and Mark J. Servodidio (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, dated February 24, 2016).†

10.4
Agreement between Avis Budget Group, Inc. and Joseph Ferraro (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, dated February 24, 2016).†

10.5
Employment Letter, between Martyn Smith and Avis Budget Group, Inc. dated as of June 6, 2017,(Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 8, 2017).†

10.6
Amended and Restated Cooperation Agreement, dated May 3, 2017, by and among Avis Budget Group, Inc. and SRS (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 3, 2017).

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

10.10	Amendment to Various Equity-Based Plans (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).†
10.11	Avis Budget Group, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 18, 2009).†
10.11(a)
Amendment No. 1 to the Avis Budget Group, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.17(b) to Avis Budget Car Rental, LLC and Avis Budget Finance, Inc.’s Registration Statement on Form S-4, Registration No. 333-17490, dated October 25, 2011).†

10.12
Form of Award Agreement-Restricted Stock Units (Incorporated by reference to Exhibit 10.17(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, dated February 29, 2012).†

10.13	Form of Award Agreement-Stock Appreciation Rights (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 4, 2006).†
10.14	Form of Award Agreement-Stock Options (Incorporated by reference to Exhibit 10.15(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, dated February 26, 2009).†
10.15	Form of Award Agreement-Stock Options (Incorporated by reference to Exhibit 10.15(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, dated February 26, 2009).†
10.16	Form of Other Stock or Cash-Based Award Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, dated August 6, 2009).†
10.17
Avis Budget Group, Inc. Non-Employee Directors Deferred Compensation Plan, amended and restated as of January 1, 2013 (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 dated February 21, 2013).†

10.18
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

10.20	Amended and Restated Equalization Benefit Plan (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated February 29, 2008).†
10.21	Avis Rent A Car System, LLC Pension Plan (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).†
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

10.29
Tax Sharing Agreement among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 1, 2006).

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

10.31
Agreement dated October 31, 2016 between Avis Budget Car Rental, LLC and General Motors LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 3, 2016).††

10.32
Agreement dated October 31, 2017 between Avis Budget Car Rental, LLC and General Motors LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 3, 2017).††

10.33
Avis Budget Car Rental 2017 Model Year Program Letter dated August 26, 2016 between Avis Budget Car Rental, LLC and Ford Motor Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2016).††

10.34
Avis Budget Car Rental 2018 Model Year Program Letter dated August 29, 2017 between Avis Budget Car Rental, LLC and Ford Motor Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2017).††

10.35
Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).

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

10.40
AESOP I Operating Sublease Agreement dated as of March 26, 2013 between Zipcar, Inc. and Avis Budget Car Rental, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 dated May 8, 2013).

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

10.46
Series 2014-1 Supplement, dated as of February 12, 2014, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2014-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 18, 2014).

10.47
Series 2014-2 Supplement, dated as of July 24, 2014, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2014-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 24, 2014).

10.48
Series 2015-1 Supplement, dated as of January 29, 2015, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2015-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2015).

10.49
Series 2015-2 Supplement, dated as of May 27, 2015, between Avis Budget Rental Car Funding (AESOP) LLC and the Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2015-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 29, 2015).

10.50
Series 2016-1 Supplement, dated as of March 30, 2016, between Avis Budget Rental Car Funding (AESOP) LLC and the Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2016-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 5, 2016).

10.51
Series 2016-2 Supplement, dated as of June 1, 2016, between Avis Budget Rental Car Funding (AESOP) LLC and the Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2016-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2016).

10.52
Series 2017-1 Supplement, dated as of March 15, 2017, between Avis Budget Rental Car Funding (AESOP) LLC and the Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2017-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2017).

10.53
Series 2017-2 Supplement, dated as of December 13, 2017, between Avis Budget Rental Car Funding (AESOP) LLC and the Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2017-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2017).

10.54
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

10.55
First Amendment dated as of March 3, 2017, to the Fourth Amended and Restated Credit Agreement dated as of October 7, 2016, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, Avis Budget Group, Inc., the Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, Citibank, N.A., Bank of America, N.A., Barclays Bank plc and Credit Agricole Corporate and Investment Bank, as Co-Documentation Agents Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 9, 2017).

10.56
Second Amendment dated August 23, 2017, to the Fourth Amended and Restated Credit Agreement dated as of October 7, 2016, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, Avis Budget Group, Inc., the Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, Citibank, N.A., Bank of America, N.A., Barclays Bank plc and Credit Agricole Corporate and Investment Bank, as Co-Documentation Agents Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 24, 2017).

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

10.57(b)
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

10.61
Purchase Agreement, dated as of May 13, 2014, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc. as issuers, Avis Budget Group, Inc. and certain of its subsidiaries as guarantors, Morgan Stanley
& Co. LLC for itself and on behalf of the several initial purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 19, 2014).

10.62
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

10.63
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

10.64
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

10.65
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

10.66
Amended and Restated Framework Agreement dated May 21, 2014 among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, Deutsche Bank AG, London Branch, Caceis Bank France, FCT CarFin, Eurotitrisation, the Senior Noteholders named therein and certain other entities named therein (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, dated August 5, 2014).††

10.67
Master Definitions Agreement dated March 5, 2013, among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate and Investment Bank, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, Deutsche Bank AG, London Branch, the Senior Noteholders named therein and certain other entities named therein (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, dated August 5, 2014).††

10.68
Fourth Master Amendment and Restatement Deed, by and among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate And Investment Bank, the Opcos, Servicers, Lessees and Fleetcos listed therein, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, the Account Banks listed therein, Deutsche Bank Ag, London Branch, the Senior Noteholders listed therein, Structured Finance Management (Ireland) Limited, CarFin Finance Holdings Limited, Intertrust (Netherlands) B.V. And Vistra B.V., Credit Agricole Corporate And Investment Bank, FCT CarFin, Caceis Bank France, Caceis Corporate Trust, Deutsche Bank Luxembourg S.A. and Fiserv Automotive Solutions, Inc., dated December 15, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2014).††

10.69
Seventh Master Amendment and Restatement Deed, by and among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate And Investment Bank, the Opcos, Servicers, Lessees and Fleetcos listed therein, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, the Account Banks listed therein, Deutsche Bank Ag, London Branch, the Senior Noteholders and certain other entities named therein, dated January 22, 2016 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated April 21, 2016).††

10.70
Ninth Master Amendment and Restatement Deed, by and among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate And Investment Bank, the Opcos, Servicers, Lessees and Fleetcos listed therein, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, the Account Banks listed therein, Deutsche Bank Ag, London Branch, the Senior Noteholders and certain other entities named therein, dated May 16, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2017).††

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