Form 10-Q
period 2018-03-31
AVIS BUDGET GROUP, INC.
filed 2018-05-03
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the issuer’s common stock was 81,259,043 shares as of April 30, 2018.

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

We operate in a continuously changing business environment and new risk factors emerge from time to time. New risk factors, factors beyond our control, or changes in the impact of identified risk factors may cause actual results to differ materially from those set forth in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Other factors and assumptions not identified above, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and other portions of our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2018 (the “2017 Form 10-K”), could cause actual results to differ materially from those projected in any forward-looking statements.

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
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$1,968	$1,839

Expenses
Operating	1,092	1,049
Vehicle depreciation and lease charges, net	515	504
Selling, general and administrative	296	262
Vehicle interest, net	72	64
Non-vehicle related depreciation and amortization	61	63
Interest expense related to corporate debt, net:
Interest expense	46	49
Early extinguishment of debt	5	3
Restructuring and other related charges	6	7
Transaction-related costs, net	4	3
Total expenses	2,097	2,004

Loss before income taxes	(129)	(165)
Benefit from income taxes	(42)	(58)

Net loss	$(87)	$(107)

Comprehensive loss	$(79)	$(79)

Loss per share
Basic	$(1.08)	$(1.25)
Diluted	$(1.08)	$(1.25)
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$544	$611
Receivables, net	880	922
Other current assets	699	533
Total current assets	2,123	2,066

Property and equipment, net	716	704
Deferred income taxes	967	931
Goodwill	1,085	1,073
Other intangibles, net	849	850
Other non-current assets	226	196
Total assets exclusive of assets under vehicle programs	5,966	5,820

Assets under vehicle programs:
Program cash	147	283
Vehicles, net	12,354	10,626
Receivables from vehicle manufacturers and other	332	547
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	423	423
	13,256	11,879
Total assets	$19,222	$17,699

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,777	$1,619
Short-term debt and current portion of long-term debt	26	26
Total current liabilities	1,803	1,645

Long-term debt	3,581	3,573
Other non-current liabilities	763	717
Total liabilities exclusive of liabilities under vehicle programs	6,147	5,935

Liabilities under vehicle programs:
Debt	2,628	2,741
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	7,754	6,480
Deferred income taxes	1,567	1,594
Other	671	376
	12,620	11,191
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, at each date	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, at each date	1	1
Additional paid-in capital	6,780	6,820
Accumulated deficit	(1,344)	(1,222)
Accumulated other comprehensive loss	(22)	(24)
Treasury stock, at cost—56 shares, at each date	(4,960)	(5,002)
Total stockholders’ equity	455	573
Total liabilities and stockholders’ equity	$19,222	$17,699
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(87)	$(107)
Adjustments to reconcile net loss to net cash provided by operating activities:
Vehicle depreciation	460	437
(Gain) loss on sale of vehicles, net	(1)	24
Non-vehicle related depreciation and amortization	61	63
Stock-based compensation	5	1
Amortization of debt financing fees	8	9
Early extinguishment of debt costs	5	3
Net change in assets and liabilities:
Receivables	16	30
Income taxes and deferred income taxes	(44)	(70)
Accounts payable and other current liabilities	109	63
Other, net	(29)	(6)
Net cash provided by operating activities	503	447

Investing activities
Property and equipment additions	(57)	(42)
Proceeds received on asset sales	4	2
Net assets acquired (net of cash acquired)	(10)	—
Other, net	(19)	—
Net cash used in investing activities exclusive of vehicle programs	(82)	(40)

Vehicle programs:
Investment in vehicles	(4,226)	(3,944)
Proceeds received on disposition of vehicles	2,572	2,958
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	—	(33)
	(1,654)	(1,019)
Net cash used in investing activities	(1,736)	(1,059)

Avis Budget Group, Inc. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued) (In millions) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Financing activities
Proceeds from long-term borrowings	81	590
Payments on long-term borrowings	(89)	(143)
Net change in short-term borrowings	(1)	—
Repurchases of common stock	(14)	(61)
Debt financing fees	(8)	(7)
Other, net	1	—
Net cash (used in) provided by financing activities exclusive of vehicle programs	(30)	379

Vehicle programs:
Proceeds from borrowings	5,100	5,812
Payments on borrowings	(4,045)	(5,236)
Debt financing fees	(1)	(5)
	1,054	571
Net cash provided by financing activities	1,024	950

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	9	12

Net (decrease) increase in cash and cash equivalents, program and restricted cash	(200)	350
Cash and cash equivalents, program and restricted cash, beginning of period	901	720
Cash and cash equivalents, program and restricted cash, end of period	$701	$1,070
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

The operating results of acquired businesses are included in the accompanying Consolidated Condensed Financial Statements from the dates of acquisition. The fair value of the assets acquired and liabilities assumed in connection with the Company’s fourth quarter 2017 acquisitions of ACL Hire Limited and various licensees in Europe and North America have not yet been finalized; however, there have been no significant changes to the preliminary allocation of the purchase price during the three months ended March 31, 2018.

In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2017 Form 10-K.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are fully described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for fiscal year 2017.

Reclassifications. Certain reclassifications have been made to prior years’ Consolidated Condensed Financial Statements to conform to the current year presentation. These reclassifications have no impact on reported net loss (see “Adoption of New Accounting Pronouncements” below).

As of December 31, 2017, the Company elected to adopt the provisions of ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” early on a retrospective basis. ASU 2016-18 clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. The following table provides the impact of adoption on the Company’s Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2017.

	Three Months Ended March 31, 2017
	As Previously Reported	Effect of Change	As Adjusted
Decrease in program cash	$87	$(87)	$—
Net cash used in investing activities	(972)	(87)	(1,059)

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	8	4	12

Net increase in cash and cash equivalents, program and restricted cash	433	(83)	350
Cash and cash equivalents, program and restricted cash, beginning of period	490	230	720
Cash and cash equivalents, program and restricted cash, end of period	$923	$147	$1,070

Restricted Cash. Program cash primarily represents amounts specifically designated to purchase assets under vehicle programs and/or to repay the related debt, as such the Company considers it a restricted cash equivalent. The following table provides a reconciliation of cash and cash equivalents, program and restricted cash reported within the Consolidated Condensed Balance Sheets to the amounts shown in the Consolidated Condensed Statements of Cash Flows.

	As of March 31,
	2018	2017
Cash and cash equivalents	$544	$923
Program cash	147	142
Restricted cash (a)	10	5
Total cash and cash equivalents, program and restricted cash	$701	$1,070
________

(a)	Included within other current assets.

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

Currency Transactions. The Company records the gain or loss on foreign-currency transactions on certain intercompany loans and the gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three months ended March 31, 2018 and 2017, the Company recorded a $1 million gain and an immaterial amount, respectively, on such items.

Adoption of New Accounting Pronouncements

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

On January 1, 2018, as a result of a new accounting pronouncement, the Company early adopted ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for the adjustment of deferred taxes due to the reduction of the corporate income tax rate as a result of U.S. tax reform. Accordingly, the Company has reclassified $4 million of net tax benefits from accumulated other comprehensive loss to beginning accumulated deficit related to the following (see Note 14 - Stockholders’ Equity). Prior period amounts have not been retrospectively adjusted.

Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for Sale Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
$7	$1	$—	$(12)	$(4)

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

On January 1, 2018, as a result of a new accounting pronouncement, the Company adopted ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Cost,” which requires an entity to disaggregate the components of net benefit cost recognized in its consolidated statements of operations. The adoption of this accounting pronouncement did not have a material impact on the Company’s Consolidated Condensed Financial Statements.

Recognition and Measurement of Financial Assets and Financial Liabilities

On January 1, 2018, as a result of a new accounting pronouncement, the Company adopted ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which makes limited amendments to the classification and measurement of financial instruments. The amendments supersede the guidance to classify equity securities with readily determinable fair values into different categories (trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. Accordingly, the Company has reclassified $2 million of net unrealized gains associated with available for sale equity securities from accumulated other comprehensive loss to beginning accumulated deficit (see Note 14 - Stockholders’ Equity).

Intra-Entity Transfers of Assets Other Than Inventory

On January 1, 2018, as a result of a new accounting pronouncement, the Company adopted ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which removes the prohibition in Topic 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The adoption of this accounting pronouncement did not have an impact on the Company’s Consolidated Condensed Financial Statements.

Revenue from Contracts with Customers

On January 1, 2018, as a result of a new accounting pronouncement, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The new guidance applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. Also, additional disclosures are required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The Company has adopted the requirements of the new standard on a modified retrospective basis applied to all contracts. Prior periods have not been retrospectively adjusted. As discussed in Leases below, the Company’s rental related revenues will be accounted for under Topic 606 until the adoption of ASU 2016-02, “Leases (Topic 842)” on January 1, 2019. Under Topic 606, each transaction that generates customer loyalty points results in the deferral of revenue generally equivalent to the retail value of the redemption of the loyalty points. The associated revenue will be recognized at the time the customer redeems the loyalty points. Previously, the Company did not defer revenue and recorded an expense associated with the incremental cost of providing the future rental at the time when the loyalty points were earned. In the Company’s Consolidated Condensed Balance Sheet at January 1, 2018, customer loyalty program liability increased approximately $50 million related to the retail value of customer loyalty points earned, with a corresponding increase to accumulated deficit (approximately $40 million, net of tax) due to the cumulative impact of adopting Topic 606. Certain customers may receive cash-based rebates, which are accounted for as variable consideration under Topic

606. The Company estimates these rebates based on the expected amount to be provided to customers and reduces revenue recognized.

The impact of adoption of Topic 606 on the Company’s Consolidated Condensed Statement of Comprehensive Income and Consolidated Condensed Balance Sheet was as follows:

	Three Months Ended March 31, 2018
	As Reported	Balances without Adoption of Topic 606	Effect of Change
Consolidated Condensed Statement of Comprehensive Income
Revenues	$1,968	$1,975	$(7)

Expenses
Operating	1,092	1,093	(1)
Total expenses	2,097	2,098	(1)

Loss before income taxes	(129)	(123)	(6)
Benefit from income taxes	(42)	(40)	(2)
Net loss	$(87)	$(83)	$(4)

Comprehensive loss	$(79)	$(75)	$(4)

	March 31, 2018
	As Reported	Balances without Adoption of Topic 606	Effect of Change
Consolidated Condensed Balance Sheet
Deferred income taxes	$967	$955	$12
Total assets exclusive of assets under vehicle programs	5,966	5,954	12
Total assets	19,222	19,210	12

Accounts payable and other current liabilities	1,777	1,771	6
Total current liabilities	1,803	1,797	6

Other non-current liabilities	763	713	50
Total liabilities exclusive of liabilities under vehicle programs	6,147	6,097	50

Accumulated deficit	(1,344)	(1,300)	(44)
Total stockholders’ equity	$455	$499	$(44)

Recently Issued Accounting Pronouncements

Accounting for Hedging Activities

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which amends the existing guidance to allow companies to more accurately present the economic results of an entity’s risk management activities in the financial statements. ASU 2017-12 becomes effective for the Company on January 1, 2019. Early adoption is permitted. The Company is currently evaluating the effect of this accounting pronouncement on its Consolidated Condensed Financial Statements.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which sets forth a current expected credit loss impairment model for financial assets that replaces the current incurred loss model. This model requires a financial asset (or group of financial assets), including trade receivables, measured at amortized cost to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. ASU 2016-13 becomes effective for the Company on January 1, 2020. Early adoption is permitted as of January 1, 2019. The adoption of this accounting pronouncement is not expected to have a material impact on the Company's Consolidated Condensed Financial Statements.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires a lessee to recognize all long-term leases on its balance sheet as a liability for its lease obligation, measured at the present value of lease payments not yet paid, and a corresponding asset representing its right to use the underlying asset over the lease term and expands disclosure of key information about leasing arrangements. The ASU does not significantly change a lessee’s recognition, measurement and presentation of expenses and cash flows. Additionally, ASU 2016-02 aligns key aspects of lessor accounting with the new revenue recognition guidance in ASU 2014-09 (see above). ASU 2016-02 becomes effective for the Company on January 1, 2019. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach which includes a number of optional practical expedients that entities may elect to apply. The Company is currently evaluating and planning for the implementation of this ASU, including assessing its overall impact, and expects most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption, which will materially increase total assets and total liabilities relative to such amounts prior to adoption. The Company has determined portions of its vehicle rental contracts that convey the right to control the use of identified assets are within the scope of the accounting guidance contained in ASU 2016-02. As discussed in Revenue from Contracts with Customers above, the Company’s rental related revenues are accounted for under the revenue accounting standard Topic 606, until the adoption of this accounting pronouncement on January 1, 2019. The Company is monitoring the recently ratified ASU, “Leases (Topic 842) Targeted Improvements” that when issued will provide a transition method allowing the Company to only apply the new lease standard in the year of adoption. Additionally, it will provide a practical expedient for lessors to combine nonlease components with related lease components if certain conditions are met. This will allow the Company to account for these combined components of its vehicle rental contracts under Topic 842.

Income Taxes

In January 2018, the FASB issued FASB Staff Question and Answer Topic 740, No. 5: Accounting for Global Intangible Low-Taxed Income (“GILTI”), which provides guidance on accounting for the GILTI provisions of the U.S. enacted tax reform legislation (“the Tax Act”). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance allows accounting for tax on GILTI to be treated as a deferred tax item or as a component of current period income tax expense in the year incurred, subject to an accounting policy election. The Company has not completed its analysis of the GILTI provisions of the Tax Act and therefore has not made an accounting policy election related to such provision. The Company will complete its analysis in a subsequent period not to exceed one year from the date of the enactment of the Tax Act and will elect an accounting policy at such time.

2.	Revenues

The following table presents the Company’s revenues disaggregated by geography.

Three Months Ended March 31, 2018
Americas	$1,348
Europe, Middle East and Africa	447
Asia and Australasia	173
Total revenues	$1,968

The following table presents the Company’s revenues disaggregated by brand.

Three Months Ended March 31, 2018
Avis	$1,145
Budget	642
Other	181
Total revenues	$1,968
________
Other includes Zipcar, Payless, Apex, Maggiore and FranceCars.

The Company derives revenues primarily by providing vehicle rentals and other related products and mobility services to commercial and leisure customers, as well as through licensing of its rental systems. Other related products and mobility services include sales of collision and loss damage waivers under which a customer is relieved from financial responsibility arising from vehicle damage incurred during the rental; products and services for driving convenience such as fuel service options, chauffeur drive services, roadside safety net, electronic toll collection, tablet rentals, access to satellite radio, portable navigation units and child safety seat rentals; and rentals of other supplemental items including automobile towing equipment and other moving accessories and supplies. The Company also receives payment from customers for certain operating expenses that it incurs, including airport concession fees that are paid by the Company in exchange for the right to operate at airports and other locations, as well as vehicle licensing fees. In addition, the Company collects membership fees in connection with its car sharing business.

Revenue is recognized when obligations under the terms of a contract with the customer are satisfied; generally this occurs evenly over the contract (over time); when control of the promised products or services is transferred to the customer. Revenue is measured as the amount of consideration the Company expects to be entitled to receive in exchange for transferring products or services. Certain customers may receive cash-based rebates, which are accounted for as variable consideration. The Company estimates these rebates based on the expected amount to be provided to customers and reduces revenue recognized. Vehicle rental and rental-related revenues are recognized evenly over the period of rental. Licensing revenues principally consist of royalties paid by the Company’s licensees and are recorded as the licensees’ revenues are earned (over the rental period). The Company renews license agreements in the normal course of business and occasionally terminates, purchases or sells license agreements. In connection with ongoing fees that the Company receives from its licensees pursuant to license agreements, the Company is required to provide certain services, such as training, marketing and the operation of reservation systems. Revenues and expenses associated with gasoline, airport concessions and vehicle licensing are recorded on a gross basis within revenues and operating expenses. Membership fees related to the Company’s car sharing business are generally nonrefundable, are deferred and recognized ratably over the period of membership.

Deferred Revenue

The Company records deferred revenues when cash payments are received in advance of satisfying its performance obligations, including amounts that are refundable. In addition, certain customers earn loyalty points on rentals, for which the Company defers a portion of its rental revenues representing the relative fair value of points expected to be redeemed. The Company estimates points that will never be redeemed based upon actual redemption and expiration patterns. Currently loyalty points expire at the earlier of 12 months of member inactivity or five years from when they were earned. Future changes to expiration assumptions or expiration policy, or to program rules, may result in changes to deferred revenue as well as recognized revenues from the program.

The following table presents changes in the Company’s deferred revenue balances during the three months ended March 31, 2018.

	Balance at January 1, 2018	Revenue deferred	Revenue recognized	Balance at March 31, 2018
Prepaid rentals(a)	$101	$367	$313	$155
Other deferred revenue(b)	93	52	50	95
Total deferred revenue	$194	$419	$363	$250
________

(a)	At March 31, 2018, included in accounts payable and other current liabilities.

(b)
At March 31, 2018, $39 million included in accounts payable and other current liabilities and $56 million in other non-current liabilities. Non-current amounts are expected to be recognized as revenue within two to three years.

3.	Restructuring and Other Related Charges

Restructuring

During first quarter 2018, the Company initiated a strategic restructuring plan to improve processes and reduce headcount in response to its new workforce planning technology that allows more effective management of staff levels (“Workforce planning”). During the three months ended March 31, 2018, as part of this process, the Company formally communicated the termination of employment to 47 employees, and as of March 31, 2018, the Company had terminated 43 of these employees. The costs associated with this initiative primarily represent severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in cash. The Company expects further restructuring expense of approximately $15 million related to this initiative to be incurred in 2018.

During fourth quarter 2017, the Company initiated a strategic restructuring initiative to better position its truck rental operations in the U.S., in which it closed certain rental locations and reduced the size of the older rental fleet, with the intent to increase fleet utilization and reduce vehicle and overhead costs (“Truck initiative”). The Company expects further restructuring expense of approximately $2 million related to this initiative to be incurred in 2018.

During first quarter 2017, the Company initiated a strategic restructuring initiative to drive operational efficiency throughout the organization by reducing headcount, improving processes and consolidating functions, closing certain rental locations and decreasing the size of its fleet (“T17”). As of March 31, 2018, the Company had terminated the employment of 673 employees related to this initiative. The costs associated with this initiative primarily represent severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in cash. This initiative is substantially complete.

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded within the Company’s reporting segments for restructuring charges and corresponding payments and utilizations:

	Americas	International	Total
Balance as of January 1, 2018	$1	$3	$4
Restructuring expense:
Workforce planning	1	3	4
Truck initiative	1	—	1
Restructuring payment/utilization:
Workforce planning	(1)	(2)	(3)
Truck initiative	(1)	—	(1)
T17	(1)	(1)	(2)
Balance as of March 31, 2018	$—	$3	$3

	Personnel Related	Other (a)	Total
Balance as of January 1, 2018	$4	$—	$4
Restructuring expense:
Workforce planning	4	—	4
Truck initiative	—	1	1
Restructuring payment/utilization:
Workforce planning	(3)	—	(3)
Truck initiative	—	(1)	(1)
T17	(2)	—	(2)
Balance as of March 31, 2018	$3	$—	$3
__________

(a)	Includes expenses primarily related to the disposition of vehicles.

Other Related Charges

Limited Voluntary Opportunity Plans (“LVOP”)

During 2017, the Company offered voluntary termination programs to certain employees in the Americas’ field operations, shared services, and general and administrative functions for a limited time. These employees, if qualified, elected resignation from employment in return for enhanced severance benefits to be settled in cash. As of March 31, 2018, 358 qualified employees elected to participate in the plans and the employment of substantially all participants had been terminated.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended March 31,
	2018	2017
Net loss for basic and diluted EPS	$(87)	$(107)

Basic and diluted weighted average shares outstanding (a)	81.0	85.7

Loss per share:
Basic and diluted	$(1.08)	$(1.25)
__________

(a)
For the three months ended March 31, 2018 and 2017, 0.1 million and 0.8 million outstanding options, respectively, and 1.5 million and 2.6 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

5.	Other Investments

In March 2018, the Company made an initial equity investment of $19 million in its licensee in Greece (“Greece”), for a 20% ownership stake. In connection with this investment, the Company entered into an agreement to purchase an additional 20% equity interest, 10% in March 2019 and 10% in March 2020, for $20 million. The Company’s equity investment is recorded within other non-current assets. The Company’s share of Greece’s operating results are reported within operating expenses and are not material for the three months ended March 31, 2018.

6.	Other Current Assets

Other current assets consisted of:

	As of March 31, 2018	As of December 31, 2017
Sales and use taxes	$293	$174
Prepaid expenses	218	196
Other	188	163
Other current assets	$699	$533

7.	Intangible Assets

Intangible assets consisted of:

	As of March 31, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$294	$147	$147	$281	$140	$141
Customer relationships	246	127	119	242	119	123
Other	52	19	33	51	18	33
Total	$592	$293	$299	$574	$277	$297

Unamortized Intangible Assets
Goodwill (a)	$1,085			$1,073
Trademarks	$550			$553
_________

(a)	The increase in the carrying amount since December 31, 2017, primarily reflects currency translation.

For the three months ended March 31, 2018 and 2017, amortization expense related to amortizable intangible assets was approximately $14 million and $15 million, respectively. Based on the Company’s amortizable intangible assets at March 31, 2018, the Company expects amortization expense of approximately $38 million for the remainder of 2018, $46 million for 2019, $44 million for 2020, $31 million for 2021, $25 million for 2022 and $22 million for 2023, excluding effects of currency exchange rates.

8.	Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	March 31,	December 31,
	2018	2017
Rental vehicles	$13,616	$11,652
Less: Accumulated depreciation	(1,608)	(1,652)
	12,008	10,000
Vehicles held for sale	346	626
Vehicles, net	$12,354	$10,626

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended March 31,
	2018	2017
Depreciation expense	$460	$437
Lease charges	56	43
(Gain) loss on sale of vehicles, net	(1)	24
Vehicle depreciation and lease charges, net	$515	$504

At March 31, 2018 and 2017, the Company had payables related to vehicle purchases included in liabilities under vehicle programs - other of $641 million and $546 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $329 million and $277 million, respectively.

9.	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2018 is a benefit of 32.6%. Such rate differed from the Federal statutory rate of 21.0% primarily due to U.S. and foreign taxes on our international operations and state taxes. Tax benefits associated with stock-based compensation increased the benefit for income taxes recorded in the current period.

The Company’s effective tax rate for the three months ended March 31, 2017 was a benefit of 35.2%.

The Company has not finalized the accounting for the effects of the Tax Act due to the complex analysis necessary to determine the historical earnings of foreign subsidiaries, the ability to utilize tax attributes such as foreign tax credits, and the impact of the repeal of the like-kind exchange provision for personal property together with the corresponding impact on deferred tax components and valuation allowances. Therefore, the  Company has not recorded any adjustments to the provisional amounts recorded in 2017 during the three months ended March 31, 2018. Any adjustments to provisional amounts recorded in 2017 will be recorded when the Company finalizes its accounting of the tax effects within a subsequent measurement period that will not exceed one year from the date of the enactment of the Tax Act.

The Company continues to evaluate whether or not to continue to assert indefinite reinvestment on a part or all of its undistributed foreign earnings. This requires the Company to analyze its global working capital and cash requirements in light of the Tax Act and the potential tax liabilities attributable to a repatriation to the U.S., such as foreign withholding taxes and U.S. tax on currency transaction gains or losses. The Company did not record any deferred taxes attributable to its investments in its foreign subsidiaries. The Company will record the tax effects of any change in its assertion within a subsequent measurement period that will not exceed one year from the date of the enactment of the Tax Act.

10.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	March 31,	December 31,
	2018	2017
Accounts payable	$386	$359
Accrued sales and use taxes	266	218
Accrued marketing and commissions	198	190
Deferred revenue – current	194	135
Accrued payroll and related	149	176
Public liability and property damage insurance liabilities – current	146	145
Accrued insurance	109	103
Other	329	293
Accounts payable and other current liabilities	$1,777	$1,619

11.	Long-term Corporate Debt and Borrowing Arrangements

Long-term corporate debt and borrowing arrangements consisted of:

		As of	As of
	Maturity Dates	March 31,	December 31,
		2018	2017
Floating Rate Term Loan	March 2022	$—	$1,136
5⅛% Senior Notes	June 2022	400	400
5½% Senior Notes	April 2023	675	675
6⅜% Senior Notes	April 2024	350	350
4⅛% euro-denominated Senior Notes	November 2024	370	360
Floating Rate Term Loan (a)	February 2025	1,131	—
5¼% Senior Notes	March 2025	375	375
4½% euro-denominated Senior Notes	May 2025	308	300
Other (b)		46	49
Deferred financing fees		(48)	(46)
Total		3,607	3,599
Less: Short-term debt and current portion of long-term debt		26	26
Long-term debt		$3,581	$3,573
__________

(a)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of March 31, 2018, the floating rate term loan due 2025 bears interest at three-month LIBOR plus 200 basis points, for an aggregate rate of 4.31%. The Company has entered into a swap to hedge $700 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.79%.

(b)	Primarily includes capital leases which are secured by liens on the related assets.

In February 2018, the Company amended the terms of its Floating Rate Term Loan due 2022 and extended its maturity term to 2025.

Committed Credit Facilities and Available Funding Arrangements

At March 31, 2018, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2023 (a)	$1,800	$—	$1,087	$713
Other facilities (b)	2	2	—	—
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 3.22% as of March 31, 2018.

In February 2018, the Company amended the terms of its Senior revolving credit facility maturing 2021 and extended its maturity to 2023.

At March 31, 2018, the Company had various uncommitted credit facilities available, under which it had drawn approximately $1 million, which bear interest at rates between 0.00% and 4.50%.
Debt Covenants

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility also contains a consolidated first lien leverage ratio requirement. As of March 31, 2018, the Company was in compliance with the financial covenants governing its indebtedness.

12.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	March 31,	December 31,
	2018	2017
Americas - Debt due to Avis Budget Rental Car Funding (a)	$7,787	$6,516
Americas - Debt borrowings	646	660
International - Debt borrowings	1,798	1,942
International - Capital leases	186	146
Other	4	1
Deferred financing fees (b)	(39)	(44)
Total	$10,382	$9,221
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company’s car rental fleet.

(b)	Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of March 31, 2018 and December 31, 2017 were $33 million and $36 million, respectively.

Debt Maturities

The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at March 31, 2018.

Debt under Vehicle Programs
Within 1 year	$1,903
Between 1 and 2 years	5,046
Between 2 and 3 years	1,415
Between 3 and 4 years	783
Between 4 and 5 years	1,160
Thereafter	114
Total	$10,421

Committed Credit Facilities and Available Funding Arrangements

As of March 31, 2018, available funding under the Company’s vehicle programs, including related party debt due to Avis Budget Rental Car Funding, consisted of:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding	$8,887	$7,787	$1,100
Americas - Debt borrowings	901	646	255
International - Debt borrowings	3,043	1,798	1,245
International - Capital leases	215	186	29
Other	4	4	—
Total	$13,050	$10,421	$2,629
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)
The outstanding debt is collateralized by vehicles and related assets of $9.2 billion for Americas - Debt due to Avis Budget Rental Car Funding; $1.0 billion for Americas - Debt borrowings; $2.3 billion for International - Debt borrowings; and $0.2 billion for International - Capital leases.

Debt Covenants

The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of March 31, 2018, the Company is not aware of any instances of non-compliance with any of the financial covenants contained in the debt agreements under its vehicle-backed funding programs.

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

The Company is involved in claims, legal proceedings and governmental inquiries that are incidental to its vehicle rental and car sharing operations, including, among others, contract and licensee disputes, competition matters, employment and wage-and-hour claims, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. The Company estimates that the potential exposure resulting from adverse outcomes of legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $50 million in excess of amounts accrued as of March 31, 2018. The Company does not believe that the impact should result in a material liability to the Company in relation to its consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $5.4 billion of vehicles from manufacturers over the next 12 months financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations

Concentrations of credit risk at March 31, 2018 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $23 million and $14 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

14.	Stockholders’ Equity

Stockholder Rights Plan

In January 2018, the Company’s Board of Directors authorized the adoption of a short-term stockholder rights plan, with an expiration date in January 2019. Effective April 16, 2018, the Company terminated the rights plan. Pursuant to the rights plan, the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock, payable to holders of record as of the close of business on January 26, 2018. Each right, which was exercisable only in the event any person or group were to acquire beneficial ownership of 15% or more of the Company’s outstanding common stock (with certain limited exceptions), would have entitled any holder other than the person or group whose ownership position had exceeded the ownership limit to purchase common stock having a value equal to twice the $100 exercise price of the right, or, at the election of the Board of Directors, to exchange each right for one share of common stock (subject to adjustment). On April 16, 2018, the Company also entered into a new cooperation agreement with SRS Investment Management LLC and certain of its affiliates.

Share Repurchases

The Company’s Board of Directors has authorized the repurchase of up to $1.5 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in 2016. During the three months ended March 31, 2018, the Company did not repurchase any shares of common stock under the program. During the three months ended March 31, 2017, the Company repurchased approximately 1.5 million shares of common stock at a cost of approximately $50 million under the program. As of March 31, 2018, approximately $100 million of authorization remains available to repurchase common stock under this plan.

Total Comprehensive Income (Loss)

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income.

The components of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2018	2017
Net loss	$(87)	$(107)
Other comprehensive income:
Currency translation adjustments (net of tax of $5 and $3, respectively)	1	25
Net unrealized gain (loss) on cash flow hedges (net of tax of $(2) and $0, respectively)	6	1
Minimum pension liability adjustment (net of tax of $(1) and $(1), respectively)	1	2
	8	28
Comprehensive loss	$(79)	$(79)
__________
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries (See Note 9 - Income Taxes).

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(a)	Net Unrealized Gains (Losses) on Available-for Sale Securities	Minimum Pension Liability Adjustment(b)	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$71	$5	$2	$(102)	$(24)
Cumulative effect of accounting change (c)	7	1	(2)	(12)	(6)
Balance, January 1, 2018	$78	$6	$—	$(114)	$(30)
Other comprehensive income (loss) before reclassifications	1	6	—	—	7
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	1	1
Net current-period other comprehensive income (loss)	1	6	—	1	8
Balance, March 31, 2018	$79	$12	$—	$(113)	$(22)

Balance, January 1, 2017	$(39)	$2	$1	$(118)	$(154)
Other comprehensive income (loss) before reclassifications	25	—	—	1	26
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	—	1	2
Net current-period other comprehensive income (loss)	25	1	—	2	28
Balance, March 31, 2017	$(14)	$3	$1	$(116)	$(126)
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include a $20 million gain, net of tax, as of March 31, 2018 related to the Company’s hedge of its net investment in euro-denominated foreign operations (see Note 16 - Financial Instruments).

(a)	For the three months ended March 31, 2017, the amount reclassified from accumulated other comprehensive income (loss) into corporate interest expense was $1 million ($1 million, net of tax).

(b)
For the three months ended March 31, 2018 and 2017, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $2 million ($1 million, net of tax) and $2 million ($1 million, net of tax), respectively.

(c)	See Note 1 - Basis of Presentation for the impact of adoption of ASU 2016-01 and ASU 2018-02.

15.	Stock-Based Compensation

The Company recorded stock-based compensation expense of $5 million and $1 million ($4 million and $0 million, net of tax) during the three months ended March 31, 2018 and 2017, respectively.
The activity related to restricted stock units (“RSUs”) consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2018	1,160	$34.54
Granted (a)	317	48.66
Vested (b)	(357)	35.20
Forfeited	(28)	33.12
Outstanding and expected to vest at March 31, 2018 (c)	1,092	$38.45	1.3	$51
Performance-based and market-based RSUs
Outstanding at January 1, 2018	994	$33.06
Granted (a)	349	48.72
Vested	—	—
Forfeited	(138)	54.00
Outstanding at March 31, 2018	1,205	$35.20	1.8	$56
Outstanding and expected to vest at March 31, 2018 (c)	269	$44.47	2.6	$13
__________

(a)
Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs and performance-based RSUs granted during the three months ended March 31, 2017 was $34.41.

(b)	The total fair value of RSUs vested during March 31, 2018 and 2017 was $13 million and $19 million, respectively.

(c)	Aggregate unrecognized compensation expense related to time-based RSUs and performance-based RSUs amounted to $48 million and will be recognized over a weighted average vesting period of 1.6 years.

The stock option activity consisted of (in thousands of shares):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2018	273	$7.08	1.7	$10
Granted	—	—
Exercised	(167)	11.04		6
Forfeited/expired	—	—
Outstanding and exercisable at March 31, 2018	106	$0.79	0.8	$5

16.	Financial Instruments

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
The amount of gains or losses reclassified from other comprehensive income (loss) to earnings resulting from ineffectiveness or from excluding a component of the hedges’ gain or loss from the effectiveness calculation for cash flow and net investment hedges during the three months ended March 31, 2018 and 2017 was not material, nor is the amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income (loss) to earnings over the next 12 months.

Interest Rate Risk. The Company uses various hedging strategies including interest rate swaps and interest rate caps to create what it deems an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps and interest rate caps to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. The Company records the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, in its Consolidated Condensed Statements of Comprehensive Income. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income (loss) into earnings. The amount of gains or losses reclassified from other comprehensive income (loss) to earnings resulting from ineffectiveness related to the Company’s cash flow hedges was not material during the three months ended March 31, 2018 and 2017. The Company estimates that $4 million of gains currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.

The Company enters into derivative commodity contracts to manage its exposure in the U.S. to changes in the price of unleaded gasoline. Changes in the fair value of these derivatives are recorded within operating expenses.

The Company held derivative instruments with absolute notional values as follows:

As of March 31, 2018
Interest rate caps (a)	$8,964
Interest rate swaps	1,000
Foreign exchange contracts	1,356

Commodity contracts (millions of gallons of unleaded gasoline)	8
__________

(a)
Represents $6.0 billion of interest rate caps sold, partially offset by approximately $3.0 billion of interest rate caps purchased. These amounts exclude $3.0 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary as it is not consolidated by the Company.

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of March 31, 2018		As of December 31, 2017
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$16	$—	$8	$—

Derivatives not designated as hedging instruments
Interest rate caps (b)	—	3	—	1
Foreign exchange contracts (c)	10	5	3	7
Total	$26	$8	$11	$8
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income (loss).

(a)	Included in other non-current assets or other non-current liabilities.

(b)	Included in assets under vehicle programs or liabilities under vehicle programs.

(c)	Included in other current assets or other current liabilities.

The effects of derivatives recognized in the Company’s Consolidated Condensed Financial Statements were as follows:

	Three Months Ended March 31,
	2018	2017
Derivatives designated as hedging instruments (a)
Interest rate swaps	$6	$1
Euro-denominated notes	(13)	(5)
Derivatives not designated as hedging instruments (b)
Foreign exchange contracts (c)	(9)	(12)
Commodity contracts (d)	—	(1)
Total	$(16)	$(17)
__________

(a)	Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.

(b)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.

(c)
For the three months ended March 31, 2018, included a $13 million loss in interest expense and a $4 million gain in operating expense. For the three months ended March 31, 2017, included a $7 million loss in interest expense and a $5 million loss in operating expense.

(d)	Included in operating expense.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments were as follows:

	As of March 31, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$26	$26	$26	$26
Long-term debt	3,581	3,648	3,573	3,677

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$7,754	$7,762	$6,480	$6,537
Vehicle-backed debt	2,625	2,627	2,740	2,745
Interest rate swaps and interest rate caps (a)	3	3	1	1
__________

(a)	Derivatives in a liability position.

17.	Segment Information

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

Management evaluates the operating results of each of its reportable segments based upon revenues and “Adjusted EBITDA,” which the Company defines as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net charges for unprecedented personal-injury legal matters, non-operational charges related to shareholder activist activity and income taxes. Net charges for unprecedented personal-injury legal matters are recorded within operating expenses in the Company’s Consolidated Condensed Statement of Comprehensive Income. The

Company has revised its definition of Adjusted EBITDA to exclude non-operational charges related to shareholder activist activity. Non-operational charges related to shareholder activist activity include third party advisory, legal and other professional service fees and are recorded within selling, general and administrative expenses in the Company’s Consolidated Condensed Statement of Comprehensive Income. The Company did not revise prior years’ Adjusted EBITDA amounts because there were no costs similar in nature to these costs. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

		Three Months Ended March 31,
		2018		2017
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$1,348	$15	$1,314	$(20)
	International	620	3	525	7
	Corporate and Other (a)	—	(16)	—	(14)
Total Company		$1,968	$2	$1,839	$(27)

Reconciliation of Adjusted EBITDA to loss before income taxes
			2018		2017
	Adjusted EBITDA		$2		$(27)
Less:	Non-vehicle related depreciation and amortization		61		63
	Interest expense related to corporate debt, net:
	Interest expense		46		49
	Early extinguishment of debt		5		3
	Non-operational charges related to shareholder activist activity		9		—
	Restructuring and other related charges		6		7
	Transaction-related costs, net		4		3
	Charges for legal matter, net		—		13
	Loss before income taxes		$(129)		$(165)
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

Since December 31, 2017, there have been no significant changes in segment assets exclusive of assets under vehicle programs. As of March 31, 2018 and December 31, 2017, Americas assets under vehicle programs were approximately $10.2 billion and $9.0 billion, respectively, due to seasonality. As of March 31, 2018 and December 31, 2017, International assets under vehicle programs were approximately $3.1 billion and $2.9 billion, respectively, due to seasonality.

18.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, Consolidating Condensed Balance Sheets as of March 31, 2018 and December 31, 2017, and Consolidating Condensed Statements of Cash Flows for the three months ended March 31, 2018 and 2017 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, and the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the notes issued by the Subsidiary Issuers. See Note 11 - Long-term Corporate Debt and Borrowing Arrangements for additional description of these guaranteed notes. The Senior Notes are guaranteed by the Parent and certain subsidiaries.

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

The following tables provide the impact of adoption of ASU 2016-18 on the Company’s Consolidating Condensed Statements of Cash Flows for the three months ended March 31, 2017.

	Three Months Ended March 31, 2017
	As Previously Reported Non-Guarantor	Effect of Change	As Adjusted Non-Guarantor	As Previously Reported Total	Effect of Change	As Adjusted Total
Decrease in program cash	$87	$(87)	$—	$87	$(87)	$—
Net cash used in investing activities	(1,223)	(87)	(1,310)	(972)	(87)	(1,059)

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	8	4	12	8	4	12

Net increase in cash and cash equivalents, program and restricted cash	166	(83)	83	433	(83)	350
Cash and cash equivalents, program and restricted cash, beginning of period	475	230	705	490	230	720
Cash and cash equivalents, program and restricted cash, end of period	$641	$147	$788	$923	$147	$1,070

The following table provides a reconciliation of the cash and cash equivalents, program and restricted cash reported within the Consolidating Condensed Balance Sheets to the amounts shown in the Consolidating Condensed Statements of Cash Flows.

	As of March 31,
	2018		2017
	Non-Guarantor	Total	Non-Guarantor	Total
Cash and cash equivalents	$518	$544	$641	$923
Program cash	147	147	142	142
Restricted cash (a)	10	10	5	5
Total cash and cash equivalents, program and restricted cash	$675	$701	$788	$1,070
_________

(a)	Included within other current assets.

Consolidating Condensed Statements of Comprehensive Income

Three Months Ended March 31, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$—	$1,184	$1,359	$(575)	$1,968

Expenses
Operating	1	4	621	466	—	1,092
Vehicle depreciation and lease charges, net	—	—	536	504	(525)	515
Selling, general and administrative	18	3	155	120	—	296
Vehicle interest, net	—	—	52	70	(50)	72
Non-vehicle related depreciation and amortization	—	—	36	25	—	61
Interest expense related to corporate debt, net:
Interest expense	—	39	1	6	—	46
Intercompany interest expense (income)	(3)	22	6	(25)	—	—
Early extinguishment of debt	—	5	—	—	—	5
Restructuring and other related charges	—	—	3	3	—	6
Transaction-related costs, net	—	—	—	4	—	4
Total expenses	16	73	1,410	1,173	(575)	2,097
Income (loss) before income taxes and equity in earnings of subsidiaries	(16)	(73)	(226)	186	—	(129)
Provision for (benefit from) income taxes	(6)	(19)	(19)	2	—	(42)
Equity in earnings (loss) of subsidiaries	(77)	(23)	184	—	(84)	—
Net income (loss)	$(87)	$(77)	$(23)	$184	$(84)	$(87)

Comprehensive income (loss)	$(79)	$(69)	$(21)	$184	$(94)	$(79)

Three Months Ended March 31, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$—	$1,153	$1,271	$(585)	$1,839

Expenses
Operating	1	4	640	404	—	1,049
Vehicle depreciation and lease charges, net	—	—	546	493	(535)	504
Selling, general and administrative	10	2	153	97	—	262
Vehicle interest, net	—	—	45	69	(50)	64
Non-vehicle related depreciation and amortization	—	—	40	23	—	63
Interest expense related to corporate debt, net:
Interest expense	—	46	1	2	—	49
Intercompany interest expense (income)	(3)	1	6	(4)	—	—
Early extinguishment of debt	—	3	—	—	—	3
Restructuring and other related charges	—	—	6	1	—	7
Transaction-related costs, net	—	—	—	3	—	3
Total expenses	8	56	1,437	1,088	(585)	2,004
Income (loss) before income taxes and equity in earnings of subsidiaries	(8)	(56)	(284)	183	—	(165)
Provision for (benefit from) income taxes	(2)	(23)	(39)	6	—	(58)
Equity in earnings (loss) of subsidiaries	(101)	(68)	177	—	(8)	—
Net income (loss)	$(107)	$(101)	$(68)	$177	$(8)	$(107)

Comprehensive income (loss)	$(79)	$(74)	$(41)	$203	$(88)	$(79)

Consolidating Condensed Balance Sheets

As of March 31, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$3	$23	$—	$518	$—	$544
Receivables, net	—	—	233	647	—	880
Other current assets	2	102	119	476	—	699
Total current assets	5	125	352	1,641	—	2,123

Property and equipment, net	—	176	319	221	—	716
Deferred income taxes	13	720	169	65	—	967
Goodwill	—	—	471	614	—	1,085
Other intangibles, net	—	27	479	343	—	849
Other non-current assets	46	37	13	130	—	226
Intercompany receivables	192	387	1,529	933	(3,041)	—
Investment in subsidiaries	252	4,619	3,948	—	(8,819)	—
Total assets exclusive of assets under vehicle programs	508	6,091	7,280	3,947	(11,860)	5,966

Assets under vehicle programs:
Program cash	—	—	—	147	—	147
Vehicles, net	—	46	57	12,251	—	12,354
Receivables from vehicle manufacturers and other	—	2	—	330	—	332
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	423	—	423
	—	48	57	13,151	—	13,256
Total assets	$508	$6,139	$7,337	$17,098	$(11,860)	$19,222

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$14	$219	$621	$923	$—	$1,777
Short-term debt and current portion of long-term debt	—	17	2	7	—	26
Total current liabilities	14	236	623	930	—	1,803

Long-term debt	—	2,902	3	676	—	3,581
Other non-current liabilities	39	80	259	385	—	763
Intercompany payables	—	2,652	387	2	(3,041)	—
Total liabilities exclusive of liabilities under vehicle programs	53	5,870	1,272	1,993	(3,041)	6,147

Liabilities under vehicle programs:
Debt	—	17	55	2,556	—	2,628
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	7,754	—	7,754
Deferred income taxes	—	—	1,391	176	—	1,567
Other	—	—	—	671	—	671
	—	17	1,446	11,157	—	12,620
Total stockholders’ equity	455	252	4,619	3,948	(8,819)	455
Total liabilities and stockholders’ equity	$508	$6,139	$7,337	$17,098	$(11,860)	$19,222

As of December 31, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$4	$14	$—	$593	$—	$611
Receivables, net	—	—	255	667	—	922
Other current assets	4	89	101	339	—	533
Total current assets	8	103	356	1,599	—	2,066

Property and equipment, net	—	167	321	216	—	704
Deferred income taxes	14	704	154	59	—	931
Goodwill	—	—	471	602	—	1,073
Other intangibles, net	—	27	480	343	—	850
Other non-current assets	46	29	16	105	—	196
Intercompany receivables	187	382	1,506	824	(2,899)	—
Investment in subsidiaries	381	4,681	3,938	—	(9,000)	—
Total assets exclusive of assets under vehicle programs	636	6,093	7,242	3,748	(11,899)	5,820

Assets under vehicle programs:
Program cash	—	—	—	283	—	283
Vehicles, net	—	34	61	10,531	—	10,626
Receivables from vehicle manufacturers and other	—	1	—	546	—	547
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	423	—	423
	—	35	61	11,783	—	11,879
Total assets	$636	$6,128	$7,303	$15,531	$(11,899)	$17,699

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$23	$207	$552	$837	$—	$1,619
Short-term debt and current portion of long-term debt	—	17	3	6	—	26
Total current liabilities	23	224	555	843	—	1,645

Long-term debt	—	2,910	3	660	—	3,573
Other non-current liabilities	40	83	216	378	—	717
Intercompany payables	—	2,515	382	2	(2,899)	—
Total liabilities exclusive of liabilities under vehicle programs	63	5,732	1,156	1,883	(2,899)	5,935

Liabilities under vehicle programs:
Debt	—	15	57	2,669	—	2,741
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,480	—	6,480
Deferred income taxes	—	—	1,407	187	—	1,594
Other	—	—	2	374	—	376
	—	15	1,466	9,710	—	11,191
Total stockholders’ equity	573	381	4,681	3,938	(9,000)	573
Total liabilities and stockholders’ equity	$636	$6,128	$7,303	$15,531	$(11,899)	$17,699

Consolidating Condensed Statements of Cash Flows

Three Months Ended March 31, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$12	$41	$30	$427	$(7)	$503

Investing activities
Property and equipment additions	—	(15)	(23)	(19)	—	(57)
Proceeds received on asset sales	—	2	—	2	—	4
Net assets acquired (net of cash acquired)	—	(3)	(3)	(4)	—	(10)
Other, net	—	—	—	(19)	—	(19)
Net cash provided by (used in) investing activities exclusive of vehicle programs	—	(16)	(26)	(40)	—	(82)

Vehicle programs:
Investment in vehicles	—	—	(1)	(4,225)	—	(4,226)
Proceeds received on disposition of vehicles	—	7	—	2,565	—	2,572
	—	7	(1)	(1,660)	—	(1,654)
Net cash provided by (used in) investing activities	—	(9)	(27)	(1,700)	—	(1,736)

Financing activities
Proceeds from long-term borrowings	—	81	—	—	—	81
Payments on long-term borrowings	—	(88)	(1)	—	—	(89)
Net change in short-term borrowings	—	—	—	(1)	—	(1)
Repurchases of common stock	(14)	—	—	—	—	(14)
Debt financing fees	—	(8)	—	—	—	(8)
Other, net	1	(7)	—	—	7	1
Net cash provided by (used in) financing activities exclusive of vehicle programs	(13)	(22)	(1)	(1)	7	(30)

Vehicle programs:
Proceeds from borrowings	—	—	—	5,100	—	5,100
Payments on borrowings	—	(1)	(2)	(4,042)	—	(4,045)
Debt financing fees	—	—	—	(1)	—	(1)
	—	(1)	(2)	1,057	—	1,054
Net cash provided by (used in) financing activities	(13)	(23)	(3)	1,056	7	1,024

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	—	—	—	9	—	9

Net increase (decrease) in cash and cash equivalents, program and restricted cash	(1)	9	—	(208)	—	(200)
Cash and cash equivalents, program and restricted cash, beginning of period	4	14	—	883	—	901
Cash and cash equivalents, program and restricted cash, end of period	$3	$23	$—	$675	$—	$701

Three Months Ended March 31, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$7	$(130)	$24	$546	$—	$447

Investing activities
Property and equipment additions	—	(8)	(19)	(15)	—	(42)
Proceeds received on asset sales	—	1	—	1	—	2
Intercompany loan receipts (advances)	—	—	—	(270)	270	—
Other, net	53	—	—	—	(53)	—
Net cash provided by (used in) investing activities exclusive of vehicle programs	53	(7)	(19)	(284)	217	(40)

Vehicle programs:
Investment in vehicles	—	—	(1)	(3,943)	—	(3,944)
Proceeds received on disposition of vehicles	—	8	—	2,950	—	2,958
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	—	—	—	(33)	—	(33)
	—	8	(1)	(1,026)	—	(1,019)
Net cash provided by (used in) investing activities	53	1	(20)	(1,310)	217	(1,059)

Financing activities
Proceeds from long-term borrowings	—	325	—	265	—	590
Payments on long-term borrowings	—	(142)	(1)	—	—	(143)
Intercompany loan borrowings (payments)	—	270	—	—	(270)	—
Repurchases of common stock	(61)	—	—	—	—	(61)
Debt financing fees	—	(3)	—	(4)	—	(7)
Other, net	—	(53)	—	—	53	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(61)	397	(1)	261	(217)	379

Vehicle programs:
Proceeds from borrowings	—	—	—	5,812	—	5,812
Payments on borrowings	—	—	(3)	(5,233)	—	(5,236)
Debt financing fees	—	—	—	(5)	—	(5)
	—	—	(3)	574	—	571
Net cash provided by (used in) financing activities	(61)	397	(4)	835	(217)	950

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	—	—	—	12	—	12

Net increase in cash and cash equivalents, program and restricted cash	(1)	268	—	83	—	350
Cash and cash equivalents, program and restricted cash, beginning of period	3	12	—	705	—	720
Cash and cash equivalents, program and restricted cash, end of period	$2	$280	$—	$788	$—	$1,070

19.	Subsequent Event

In April 2018, the Company’s Avis Budget Rental Car Funding subsidiary issued approximately $400 million in asset-backed notes with an expected final payment date of September 2023 incurring interest at a weighted average rate of 4%.

* * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein, and with our 2017 Form 10-K. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including but not limited to those included elsewhere in this Quarterly Report on Form 10-Q and those included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and other portions of our 2017 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions and those relating to our results of operations are presented before taxes.

OVERVIEW

Our Company

We operate three of the most globally recognized brands in the vehicle rental and other mobility solutions industry, Avis, Budget and Zipcar together with several brands well recognized in their respective markets, including Payless in the U.S. and certain other regions, Maggiore in Italy, FranceCars in France and Apex in both New Zealand and Australia. We are a leading vehicle rental operator in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet of more than 620,000 vehicles. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

Our Segments

We categorize our operations into two reportable business segments: Americas, consisting primarily of our vehicle rental operations in North America, South America, Central America and the Caribbean, car sharing operations in certain of these markets, and licensees in the areas in which the Company does not operate directly; and International, consisting primarily of our vehicle rental operations in Europe, the Middle East, Africa, Asia and Australasia, car sharing operations in certain of these markets, and licensees in the areas in which the Company does not operate directly.

Business and Trends

Our revenues are derived principally from vehicle rentals in our Company-owned operations and include:

•	time & mileage fees charged to our customers for vehicle rentals;

•
payments from our customers with respect to certain operating expenses we incur, including gasoline and vehicle licensing fees, as well as concession fees, which we pay in exchange for the right to operate at airports and certain other locations; and

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

Thus far in 2018, worldwide demand for vehicle rental and other mobility solutions has increased, and pricing in the Americas and used-vehicle values in the U.S. have stabilized. We expect such economic conditions to continue throughout 2018, counterbalanced by the incremental impact of rising interest rates and certain other headwinds. We will continue to pursue opportunities to enhance our profitability and return on invested capital.

Our objective is to drive sustainable, profitable growth by delivering strategic initiatives aimed at winning customers through differentiated brands and products, increasing our margins via revenue growth and operational efficiency and enhancing our leadership in the mobility landscape. Our strategies are intended to support and strengthen our brands, to grow our earnings and Adjusted EBITDA over time and to achieve growth and efficiency opportunities as mobility solutions continue to evolve. We operate in a highly competitive industry and we expect to continue to face challenges and risks. We seek to mitigate our exposure to risks in numerous ways, including delivering upon our core strategic initiatives, and through continued optimization of fleet levels to match changes in demand for vehicle rentals; maintenance of liquidity to fund our fleet and operations; appropriate investments in technology; and adjustments in the size and the nature and terms of our relationships with vehicle manufacturers.

In 2017, the U.S. enacted Public Law 115-97, commonly referred to as the U.S. Tax Reform Act (the “Tax Act”). The Tax Act makes broad and complex changes to U.S. corporate tax laws. We expect our 2018 provision for income taxes to be primarily impacted by the reduced U.S. corporate tax rate, the inclusion in the U.S. tax base of certain foreign subsidiary earnings and the limitations on the deductibility of certain business expenses. While we are still evaluating the impact of these changes, certain of these changes could have a material impact on our financial condition or results of operations.

During the three months ended March 31, 2018:

•	Our revenues totaled $2.0 billion and increased 7% compared to the three months ended March 31, 2017 due to higher rental volumes and a 3% benefit from currency exchange rate movements.

•
Our net loss was $87 million, representing a $20 million year-over-year improvement in earnings, and our Adjusted EBITDA was $2 million, representing a $29 million year-over-year increase, driven by higher revenues and lower per-unit fleet costs in the Americas.

•
We amended the terms of our Floating Rate Term Loan due 2022 and our Senior revolving credit facility maturing 2021. We extended our Floating Rate Term Loan maturity term to 2025 and our Senior revolving credit facility maturity to 2023.

RESULTS OF OPERATIONS

We measure performance principally using the following key operating statistics: (i) rental days, which represent the total number of days (or portion thereof) a vehicle was rented, (ii) revenue per day, which represents revenues divided by rental days, (iii) vehicle utilization, which represents rental days divided by available rental days, available rental days is defined as average rental fleet times the number of days in the period, and (iv) per-unit fleet costs, which represent vehicle depreciation, lease charges and gain or loss on vehicle sales, divided by average rental fleet. Our rental days, revenue per day and vehicle utilization operating statistics are all calculated based on the actual rental of the vehicle during a 24-hour period. We believe that this methodology provides us with the most relevant statistics in order to manage the business. Our calculation may not be comparable to other companies’ calculation of similarly-titled statistics. We present currency exchange rate effects to provide a method of assessing how our business performed excluding the effects of foreign currency rate fluctuations. Currency exchange rate effects are calculated by translating the current-year results at the prior-period average exchange rate plus any related gains and losses on currency hedges.

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenues and “Adjusted EBITDA,” which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net charges for unprecedented personal-injury legal matters, non-operational charges related to shareholder activist activity and income taxes. Net charges for unprecedented personal-injury legal matters are recorded within operating expenses in our consolidated condensed statement of operations. We have revised our definition of Adjusted EBITDA to exclude non-operational charges related to shareholder activist activity. Non-operational charges related to shareholder activist activity include third party advisory, legal and other professional service fees and are recorded within selling, general and administrative expenses in our consolidated condensed statement of operations. We did not revise prior years’ Adjusted EBITDA amounts because there were no costs similar in nature to these costs.  We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our operating businesses and in comparing our results from period to period. We also believe that Adjusted EBITDA is useful to investors because it allows investors to assess our results of operations and financial condition on the same basis that management uses internally. Adjusted EBITDA is a non-GAAP measure and should not be considered in isolation or as a substitute for net income or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

Our consolidated condensed results of operations comprised the following:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Revenues	$1,968	$1,839	$129	7%

Expenses
Operating	1,092	1,049	(43)	(4%)
Vehicle depreciation and lease charges, net	515	504	(11)	(2%)
Selling, general and administrative	296	262	(34)	(13%)
Vehicle interest, net	72	64	(8)	(13%)
Non-vehicle related depreciation and amortization	61	63	2	3%
Interest expense related to corporate debt, net:
Interest expense	46	49	3	6%
Early extinguishment of debt	5	3	(2)	(67%)
Restructuring and other related charges	6	7	1	14%
Transaction-related costs, net	4	3	(1)	(33%)
Total expenses	2,097	2,004	(93)	(5%)

Loss before income taxes	(129)	(165)	36	22%
Benefit from income taxes	(42)	(58)	16	28%

Net loss	$(87)	$(107)	$20	19%

The first quarter is typically a seasonally slower and lower-margin period for our business. First quarter results are not indicative of the full year.

During first quarter 2018, our revenues increased as a result of a 5% increase in rental volumes and a $63 million benefit from currency exchange rate movements. Revenue per day increased 2% (including a 3% favorable impact from currency exchange rate movements).

Total expenses increased as a result of increased rental volumes, a 3% increase in average rental fleet, increased marketing investment and airport concession fees, partially offset by the benefits of cost mitigating actions and lower per-unit fleet costs in the Americas. These increases include a $60 million negative effect from currency exchange rate movements. Our effective tax rates were benefits of 33% and 35% for the three months ended March 31, 2018 and 2017, respectively. As a result of these items, our net income increased by $20 million.

For the three months ended March 31, 2018, the Company reported a loss of $1.08 per diluted share, which includes after-tax non-operational charges related to shareholder activist activity of ($0.08) per share, after-tax restructuring and other related charges of ($0.05) per share, after-tax debt extinguishment costs of ($0.05) per share and after-tax transaction-related costs of ($0.04) per share. For the three months ended March 31, 2017, the Company reported a loss of $1.25 per diluted share, which includes after-tax charges for legal matters of ($0.09) per share, after-tax restructuring and other related charges of ($0.05) per share, after-tax transaction-related costs of ($0.03) per share and after-tax debt extinguishment costs of ($0.02) per share.

In the three months ended March 31, 2018:

•
Operating expenses were reduced to 55.5% of revenue from 57.1% in first quarter 2017, primarily due to the benefits of cost mitigating actions, expenses related to an unprecedented personal-injury legal matter in the prior year and currency hedge gains.

•	Vehicle depreciation and lease charges were reduced to 26.2% of revenue from 27.4% in first quarter 2017, primarily due to lower per-unit fleet costs in the Americas and higher utilization.

•
Selling, general and administrative costs increased to 15.1% of revenue compared to 14.2% in first quarter 2017, due to higher marketing investment and commissions, and non-operational charges related to shareholder activist activity.

•	Vehicle interest costs increased to 3.7% of revenue compared to 3.5% in the prior-year period.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net loss to Adjusted EBITDA:

	2018		2017
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$1,348	$15	$1,314	$(20)
International	620	3	525	7
Corporate and Other (a)	—	(16)	—	(14)
Total Company	$1,968	$2	$1,839	$(27)

	Reconciliation to Adjusted EBITDA
			2018	2017
Net loss			$(87)	$(107)
Benefit from income taxes			(42)	(58)
Loss before income taxes			(129)	(165)

Add:	Non-vehicle related depreciation and amortization		61	63
Interest expense related to corporate debt, net
Interest expense			46	49
Early extinguishment of debt			5	3
Non-operational charges related to shareholder activist activity (b)			9	—
Restructuring and other related charges			6	7
Transaction-related costs, net (c)			4	3
Charges for legal matter, net (d)			—	13
Adjusted EBITDA			$2	$(27)
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Reported within selling, general and administrative expenses in our consolidated condensed results of operations.

(c)	Primarily comprised of acquisition- and integration-related expenses.

(d)	Reported within operating expenses in our consolidated condensed results of operations.

Americas

	2018	2017	% Change
Revenues	$1,348	$1,314	3%
Adjusted EBITDA	15	(20)	n/m
__________

n/m	Not meaningful.

Revenues increased 3% in the first quarter 2018 compared with first quarter 2017, primarily due to a 3% increase in rental volumes. Currency movements increased revenues by $2 million.

Adjusted EBITDA increased $35 million in first quarter 2018 compared with first quarter 2017, primarily due to increased revenues, a 4% decrease in per-unit fleet costs and an increase in utilization of 120 basis points. Currency movements increased Adjusted EBITDA by $2 million.

In the three months ended March 31, 2018:

•
Operating expenses were reduced to 53.3% of revenue from 55.6% in first quarter 2017, primarily due to the benefits from cost mitigating actions and expenses related to an unprecedented personal-injury legal matter in the prior year.

•	Vehicle depreciation and lease charges were reduced to 28.6% of revenue from 30.2% in the prior-year period, due to lower per-unit fleet costs and higher utilization.

•	Selling, general and administrative costs, at 12.8% of revenue, remained level with first quarter 2017.

•	Vehicle interest costs increased to 4.2% of revenue compared to 4.0% in the prior-year period.

International

	2018	2017	% Change
Revenues	$620	$525	18%
Adjusted EBITDA	3	7	(57%)

Revenues increased 18% in first quarter 2018 compared to first quarter 2017, due to 9% higher rental volumes and a $61 million benefit from currency exchange rate movements, partially offset by a 2% decrease in revenue per day excluding currency exchange rate movements.

Adjusted EBITDA was $4 million lower in first quarter 2018 compared to first quarter 2017, primarily due to increased marketing investment, higher airport concession fees and weather related maintenance and damage costs, partially offset by increased revenues and a favorable $4 million currency exchange rate effects.

In the three months ended March 31, 2018:

•	Operating expenses were reduced to 59.5% of revenue from 60.4% in the prior-year period, primarily due to currency hedge gains, partially offset by higher weather related maintenance and damage costs.

•
Vehicle depreciation and lease charges increased to 20.8% of revenue from 20.4% in the first quarter 2017, primarily due to lower revenue per day excluding currency exchange rate movements, partially offset by higher utilization.

•	Selling, general and administrative costs increased to 16.7% of revenue from 15.6% in the prior-year period, due to higher marketing investment and commissions.

•	Vehicle interest costs increased to 2.4% of revenue compared to 2.2% in first quarter 2017.

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

FINANCIAL CONDITION

	March 31, 2018	December 31, 2017	Change
Total assets exclusive of assets under vehicle programs	$5,966	$5,820	$146
Total liabilities exclusive of liabilities under vehicle programs	6,147	5,935	212
Assets under vehicle programs	13,256	11,879	1,377
Liabilities under vehicle programs	12,620	11,191	1,429
Stockholders’ equity	455	573	(118)

Total assets exclusive of assets under vehicle programs increased primarily due to a seasonal increase in value-added tax receivables, which are recoverable from government agencies. Total liabilities exclusive of liabilities under vehicle programs increased primarily due to a seasonal increase in accounts payable.

The increases in assets under vehicle programs and liabilities under vehicle programs are principally related to the seasonal increase in the size of our vehicle rental fleet. The decrease in stockholders’ equity is primarily due to our net loss and the adoption of ASU 2014-09 (See Note 1 to our Consolidated Condensed Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During the three months ended March 31, 2018, we amended the terms of our Floating Rate Term Loan due 2022 and our Senior revolving credit facility maturing 2021 and extended the maturity to 2025 and 2023, respectively.

CASH FLOWS

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2018	2017	Change
Cash provided by (used in):
Operating activities	$503	$447	$56
Investing activities	(1,736)	(1,059)	(677)
Financing activities	1,024	950	74
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	9	12	(3)
Net (decrease) increase in cash and cash equivalents, program and restricted cash	(200)	350	(550)
Cash and cash equivalents, program and restricted cash, beginning of period	901	720	181
Cash and cash equivalents, program and restricted cash, end of period	$701	$1,070	$(369)

The increase in cash provided by operating activities during the three months ended March 31, 2018 compared with the same period in 2017 is principally due to changes in the components of working capital.

The increase in cash used in investing activities during the three months ended March 31, 2018 compared with the same period in 2017 is primarily due to an increase in investment in vehicles, partially offset by a decrease in proceeds received on the disposition of vehicles.

The increase in cash provided by financing activities during the three months ended March 31, 2018 compared with the same period in 2017 is primarily due to an increase in net borrowings under vehicle programs, partially offset by a decrease in net corporate borrowings and a decrease in share repurchases.

DEBT AND FINANCING ARRANGEMENTS

At March 31, 2018, we had approximately $14 billion of indebtedness, including corporate indebtedness of approximately $4 billion and debt under vehicle programs of approximately $10 billion. For detailed information regarding our debt and borrowing arrangements, see Notes 11 and 12 to our Consolidated Condensed Financial Statements.

LIQUIDITY RISK

Our primary liquidity needs include the procurement of rental vehicles to be used in our operations, servicing of corporate and vehicle-related debt and the payment of operating expenses. Our primary sources of funding are operating revenues, cash received upon the sale of vehicles, borrowings under our vehicle-backed borrowing arrangements and our senior revolving credit facility, and other financing activities.
As a result of the Tax Act, we are subject to a one-time transition tax on cumulative earnings of foreign subsidiaries. We recorded a provisional charge for the one-time transition tax of $104 million in the fourth quarter of 2017. The Tax Act provides companies the ability to offset the one-time transition tax with available tax attributes or elect to pay the tax over an eight year period. Although the Tax Act generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries effective for years beginning January 1, 2018, we continue to evaluate the expected manner of recovery to determine whether or not to continue to assert indefinite reinvestment on a part or all of our undistributed foreign earnings. This requires us to analyze our global working capital and cash requirements in light of the Tax Act and the potential tax liabilities attributable to a repatriation to the U.S., such as foreign withholding taxes and U.S. tax on currency transaction gains or losses. We did not record any deferred taxes attributable to our investments in our foreign subsidiaries. We will record the tax effects of any change in our assertion in the period that the analysis is complete.

As discussed above, as of March 31, 2018, we have cash and cash equivalents of approximately $0.5 billion, available borrowing capacity under our committed credit facilities of approximately $0.7 billion and available capacity under our vehicle programs of approximately $2.6 billion.

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

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facility and other borrowings, including a maximum leverage ratio. As of March 31, 2018, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2017 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2017 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $2.7 billion from December 31, 2017, to approximately $5.4 billion at March 31, 2018. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 11 and 12 to our Consolidated Condensed Financial Statements.

ACCOUNTING POLICIES

The results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section titled “Critical Accounting Policies” of our 2017 Form 10-K are the accounting policies (related to goodwill and other indefinite-lived intangible assets, vehicles, income taxes and public liability, property damage and other insurance liabilities) that we believe require subjective and/or complex judgments that could potentially affect 2018 reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

New Accounting Standards

For detailed information regarding new accounting standards and their impact on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used March 31, 2018 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended March 31, 2018. For additional information regarding our long-term borrowings and financial instruments, see Notes 11, 12 and 16 to our Consolidated Condensed Financial Statements.

Item 4.	Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

During the quarter ended March 31, 2018, the Company had no material developments to report with respect to its legal proceedings. For additional information regarding the Company’s legal proceedings, see Note 13 to our Consolidated Condensed Financial Statements and refer to the Company’s 2017 Form 10-K.

Item 1A.	Risk Factors

During the quarter ended March 31, 2018, the Company had no material developments to report with respect to its risk factors. For additional information regarding the Company’s risk factors, please refer to the Company’s 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of the Company’s common stock repurchases by month for the quarter ended March 31, 2018:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2018	—	$—	—	$100,501,894
February 2018	—	—	—	100,501,894
March 2018	—	—	—	100,501,894
Total	—	$—	—	$100,501,894
__________

(a)
Excludes, for the three months ended March 31, 2018, 121,999 shares which were withheld by the Company to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock unit awards.

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

AVIS BUDGET GROUP, INC.

Date:	May 3, 2018
/s/ Martyn Smith
Martyn Smith
Interim Chief Financial Officer

Date:	May 3, 2018
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

3.2
Certificate of Elimination of Series S Preferred Stock of Avis Budget Group, Inc., dated April 16, 2018 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 16, 2018).

4.1
Rights Agreement, dated as of January 14, 2018, between Avis Budget Group, Inc. and Computershare Trust Company, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 16, 2018).

4.2
Amendment No. 1, dated April 16, 2018, to Rights Agreement, dated as of January 14, 2018, between Avis Budget Group, Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 16, 2018).

10.1
Fifth Amended and Restated Credit Agreement, dated as of February 13, 2018, to the Fourth Amended and Restated Credit Agreement dated as of October 7, 2016, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, Avis Budget Group, Inc., the subsidiary borrowers from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders from time to time parties thereto (Incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 16, 2018).

10.2
Second Amended and Restated Cooperation Agreement, dated April 16, 2018, by and among Avis Budget Group, Inc. and SRS Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 16, 2018).

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