Form 10-Q
period 2018-06-30
AVIS BUDGET GROUP, INC.
filed 2018-08-08
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer’s common stock was 79,194,210 shares as of July 31, 2018.

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
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$2,328	$2,238	$4,296	$4,077

Expenses
Operating	1,175	1,108	2,267	2,157
Vehicle depreciation and lease charges, net	591	597	1,106	1,101
Selling, general and administrative	321	293	617	555
Vehicle interest, net	80	73	152	137
Non-vehicle related depreciation and amortization	67	65	128	128
Interest expense related to corporate debt, net:
Interest expense	49	48	95	97
Early extinguishment of debt	—	—	5	3
Restructuring and other related charges	4	38	10	45
Transaction-related costs, net	3	5	7	8
Total expenses	2,290	2,227	4,387	4,231

Income (loss) before income taxes	38	11	(91)	(154)
Provision for (benefit from) income taxes	12	8	(30)	(50)

Net income (loss)	$26	$3	$(61)	$(104)

Comprehensive income (loss)	$(24)	$51	$(103)	$(28)

Earnings (loss) per share
Basic	$0.33	$0.04	$(0.75)	$(1.22)
Diluted	$0.32	$0.04	$(0.75)	$(1.22)
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$489	$611
Receivables, net	902	922
Other current assets	832	533
Total current assets	2,223	2,066

Property and equipment, net	715	704
Deferred income taxes	1,120	931
Goodwill	1,049	1,073
Other intangibles, net	843	850
Other non-current assets	243	196
Total assets exclusive of assets under vehicle programs	6,193	5,820

Assets under vehicle programs:
Program cash	161	283
Vehicles, net	13,867	10,626
Receivables from vehicle manufacturers and other	253	547
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	445	423
	14,726	11,879
Total assets	$20,919	$17,699

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,832	$1,619
Short-term debt and current portion of long-term debt	24	26
Total current liabilities	1,856	1,645

Long-term debt	3,544	3,573
Other non-current liabilities	745	717
Total liabilities exclusive of liabilities under vehicle programs	6,145	5,935

Liabilities under vehicle programs:
Debt	3,511	2,741
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	8,265	6,480
Deferred income taxes	1,727	1,594
Other	899	376
	14,402	11,191
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, at each date	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, at each date	1	1
Additional paid-in capital	6,779	6,820
Accumulated deficit	(1,316)	(1,222)
Accumulated other comprehensive loss	(72)	(24)
Treasury stock, at cost—57 and 56 shares, respectively	(5,020)	(5,002)
Total stockholders’ equity	372	573
Total liabilities and stockholders’ equity	$20,919	$17,699
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(61)	$(104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Vehicle depreciation	996	953
(Gain) loss on sale of vehicles, net	(10)	51
Non-vehicle related depreciation and amortization	128	128
Stock-based compensation	12	7
Amortization of debt financing fees	13	17
Early extinguishment of debt costs	5	3
Net change in assets and liabilities:
Receivables	(68)	(36)
Income taxes and deferred income taxes	(49)	(91)
Accounts payable and other current liabilities	141	112
Other, net	14	99
Net cash provided by operating activities	1,121	1,139

Investing activities
Property and equipment additions	(115)	(86)
Proceeds received on asset sales	6	4
Net assets acquired (net of cash acquired)	(28)	(14)
Other, net	(37)	—
Net cash used in investing activities exclusive of vehicle programs	(174)	(96)

Vehicle programs:
Investment in vehicles	(8,359)	(8,116)
Proceeds received on disposition of vehicles	4,807	5,059
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(22)	(33)
	(3,574)	(3,090)
Net cash used in investing activities	(3,748)	(3,186)

Avis Budget Group, Inc. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued) (In millions) (Unaudited)

	Six Months Ended June 30,
	2018	2017
Financing activities
Proceeds from long-term borrowings	81	589
Payments on long-term borrowings	(94)	(591)
Net change in short-term borrowings	(2)	(1)
Repurchases of common stock	(78)	(109)
Debt financing fees	(9)	(8)
Other, net	2	—
Net cash used in financing activities exclusive of vehicle programs	(100)	(120)

Vehicle programs:
Proceeds from borrowings	10,145	11,255
Payments on borrowings	(7,643)	(8,988)
Debt financing fees	(13)	(8)
	2,489	2,259
Net cash provided by financing activities	2,389	2,139

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(2)	36

Net (decrease) increase in cash and cash equivalents, program and restricted cash	(240)	128
Cash and cash equivalents, program and restricted cash, beginning of period	901	720
Cash and cash equivalents, program and restricted cash, end of period	$661	$848
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

The operating results of acquired businesses are included in the accompanying Consolidated Condensed Financial Statements from the dates of acquisition. The fair value of the assets acquired and liabilities assumed in connection with the Company’s fourth quarter 2017 acquisitions of ACL Hire Limited and various licensees in Europe and North America have not yet been finalized; however, there have been no significant changes to the preliminary allocation of the purchase price during the six months ended June 30, 2018.

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

Reclassifications. Certain reclassifications have been made to prior years’ Consolidated Condensed Financial Statements to conform to the current year presentation. These reclassifications have no impact on reported net income (loss) (see “Adoption of New Accounting Pronouncements” below).

As of December 31, 2017, the Company elected to adopt the provisions of ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” early on a retrospective basis. ASU 2016-18 clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. The following table provides the impact of adoption on the Company’s Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2017.

	Six Months Ended June 30, 2017
	As Previously Reported	Effect of Change	As Adjusted
Decrease in program cash	$168	$(168)	$—
Other, net	(1)	1	—
Net cash used in investing activities	(3,019)	(167)	(3,186)

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	27	9	36

Net increase in cash and cash equivalents, program and restricted cash	286	(158)	128
Cash and cash equivalents, program and restricted cash, beginning of period	490	230	720
Cash and cash equivalents, program and restricted cash, end of period	$776	$72	$848

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

	As of June 30,
	2018	2017
Cash and cash equivalents	$489	$776
Program cash	161	65
Restricted cash (a)	11	7
Total cash and cash equivalents, program and restricted cash	$661	$848
________

(a)	Included within other current assets.

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

Currency Transactions. The Company records the gain or loss on foreign-currency transactions on certain intercompany loans and the gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three and six months ended June 30, 2018 and 2017, the Company recorded an immaterial amount in each period.

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

Recognition and Measurement of Financial Assets and Financial Liabilities

On January 1, 2018, as a result of a new accounting pronouncement, the Company adopted ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which makes limited amendments to the classification and measurement of financial instruments. The amendments supersede the guidance to classify equity securities with readily determinable fair values into different categories (trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. Accordingly, the Company has reclassified $2 million of net unrealized gains associated with available for sale equity securities from accumulated other comprehensive loss to beginning accumulated deficit (see Note 14 - Stockholders’ Equity). This ASU has no impact on the Company’s accounting for equity method investments.

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

Revenue from Contracts with Customers

On January 1, 2018, as a result of a new accounting pronouncement, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The new guidance applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. Also, additional disclosures are required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The Company has adopted the requirements of the new standard on a modified retrospective basis applied to all contracts. Prior periods have not been retrospectively adjusted. As discussed in Leases below, the Company’s rental related revenues will be accounted for under Topic 606 until the adoption of ASU 2016-02, “Leases (Topic 842)” on January 1, 2019. Under Topic 606, each transaction that generates customer loyalty points results in the deferral of revenue generally equivalent to the estimated retail value of points expected to be redeemed. The associated revenue will be recognized at the time the customer redeems the loyalty points. Previously, the Company did not defer revenue and recorded an expense associated with the incremental cost of providing the future rental at the time when the loyalty points were earned. In the Company’s Consolidated Condensed Balance Sheet at January 1, 2018, customer loyalty program liability increased approximately $50 million related to the estimated retail value of customer loyalty points earned, with a corresponding increase to accumulated deficit (approximately $40 million, net of tax) due to the cumulative impact of adopting Topic 606. Certain customers may receive cash-based rebates, which are accounted for as variable consideration under Topic 606. The Company estimates these rebates based on the expected amount to be provided to customers and reduces revenue recognized.

The impact of adoption of Topic 606 on the Company’s Consolidated Condensed Statement of Comprehensive Income for the three months ended June 30, 2018 was not material. The impact of adoption of Topic 606 on the Company’s Consolidated Condensed Statement of Comprehensive Income for the six months ended June 30, 2018 and Consolidated Condensed June 30, 2018 Balance Sheet was as follows:

	Six Months Ended June 30, 2018
	As Reported	Balances without Adoption of Topic 606	Effect of Change
Consolidated Condensed Statement of Comprehensive Income
Revenues	$4,296	$4,303	$(7)

Expenses
Operating	2,267	2,268	(1)
Total expenses	4,387	4,388	(1)

Loss before income taxes	(91)	(85)	(6)
Benefit from income taxes	(30)	(28)	(2)
Net loss	$(61)	$(57)	$(4)

Comprehensive loss	$(103)	$(99)	$(4)

	June 30, 2018
	As Reported	Balances without Adoption of Topic 606	Effect of Change
Consolidated Condensed Balance Sheet
Deferred income taxes	$1,120	$1,108	$12
Total assets exclusive of assets under vehicle programs	6,193	6,181	12
Total assets	20,919	20,907	12

Accounts payable and other current liabilities	1,832	1,826	6
Total current liabilities	1,856	1,850	6

Other non-current liabilities	745	695	50
Total liabilities exclusive of liabilities under vehicle programs	6,145	6,095	50

Accumulated deficit	(1,316)	(1,272)	(44)
Total stockholders’ equity	$372	$416	$(44)

Recently Issued Accounting Pronouncements

Nonemployee Share-Based Payment Accounting

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 becomes effective for the Company on January 1, 2019. Early adoption is permitted. The adoption of this accounting pronouncement is not expected to have an impact on the Company's Consolidated Condensed Financial Statements.

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires a lessee to recognize all long-term leases on its balance sheet as a liability for its lease obligation, measured at the present value of lease payments not yet paid, and a corresponding asset representing its right to use the underlying asset over the lease term and expands disclosure of key information about leasing arrangements. The ASU does not significantly change a lessee’s recognition, measurement and presentation of expenses and cash flows. Additionally, ASU 2016-02 aligns key aspects of lessor accounting with the new revenue recognition guidance in Topic 606 (see Revenue from Contracts with Customers above). In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach which includes a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides an additional transition method allowing entities to only apply the new lease standard in the year of adoption. Additionally, ASU 2018-11 provides a practical expedient for lessors to combine nonlease components with related lease components if certain conditions are met. These ASUs become effective for the Company on January 1, 2019. Early adoption is permitted.

The Company is in the process of evaluating and planning for the implementation of these ASUs, including assessing its overall impact, and expects most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption, which will materially increase total assets and total liabilities relative to such amounts prior to adoption. The Company has determined portions of its vehicle rental contracts that convey the right to control the use of identified assets are within the scope of the accounting guidance contained in these ASUs. As discussed in Revenue from Contracts with Customers above, the Company’s rental related revenues are accounted for under the revenue accounting standard Topic 606, until the adoption of this lease accounting standard Topic 842 on January 1, 2019.

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

2.	Revenues

The following table presents the Company’s revenues disaggregated by geography.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Americas	$1,590	$2,938
Europe, Middle East and Africa	600	1,047
Asia and Australasia	138	311
Total revenues	$2,328	$4,296

The following table presents the Company’s revenues disaggregated by brand.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Avis	$1,351	$2,496
Budget	777	1,419
Other	200	381
Total revenues	$2,328	$4,296
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

Contract Liabilities

The Company records deferred revenues when cash payments are received in advance of satisfying its performance obligations, including amounts that are refundable. In addition, certain customers earn loyalty points on rentals, for which the Company defers a portion of its rental revenues generally equivalent to the estimated retail value of points expected to be redeemed. The Company estimates points that will never be redeemed based upon actual redemption and expiration patterns. Currently loyalty points expire at the earlier of 12 months of member inactivity or five years from when they were earned. Future changes to expiration assumptions or expiration policy, or to program rules, may result in changes to deferred revenue as well as recognized revenues from the program.

The following table presents changes in the Company’s contract liabilities during the six months ended June 30, 2018.

	Balance at January 1, 2018	Revenue deferred	Revenue recognized	Balance at June 30, 2018
Prepaid rentals(a)	$101	$891	$782	$210
Other deferred revenue(b)	93	108	108	93
Total deferred revenue	$194	$999	$890	$303
________

(a)	At June 30, 2018, included in accounts payable and other current liabilities.

(b)
At June 30, 2018, $37 million included in accounts payable and other current liabilities and $56 million in other non-current liabilities. Non-current amounts are expected to be recognized as revenue within two to three years.

3.	Restructuring and Other Related Charges

Restructuring

During first quarter 2018, the Company initiated a strategic restructuring plan to improve processes and reduce headcount in response to its new workforce planning technology that allows more effective management of staff levels (“Workforce planning”). During the six months ended June 30, 2018, as part of this process, the Company formally communicated the termination of employment to 91 employees, and as of June 30, 2018, the Company had terminated the employment of 87 of these employees. The costs associated with this initiative primarily represent severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in cash. The Company expects further restructuring expense of approximately $11 million related to this initiative to be incurred in 2018.

During fourth quarter 2017, the Company initiated a strategic restructuring initiative to better position its truck rental operations in the U.S., in which it closed certain rental locations and reduced the size of the older rental fleet, with the intent to increase fleet utilization and reduce vehicle and overhead costs (“Truck initiative”). The Company expects further restructuring expense of approximately $1 million related to this initiative to be incurred in 2018.

During first quarter 2017, the Company initiated a strategic restructuring initiative to drive operational efficiency throughout the organization by reducing headcount, improving processes and consolidating functions, closing certain rental locations and decreasing the size of its fleet (“T17”). As of June 30, 2018, the Company had terminated the employment of 673 employees related to this initiative. The costs associated with this initiative primarily represent severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in cash. This initiative is substantially complete.

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded within the Company’s reporting segments for restructuring charges and corresponding payments and utilizations:

	Americas	International	Total
Balance as of January 1, 2018	$1	$3	$4
Restructuring expense:
Workforce planning	2	5	7
Truck initiative	2	—	2
Restructuring payment/utilization:
Workforce planning	(2)	(4)	(6)
Truck initiative	(2)	—	(2)
T17	(1)	(2)	(3)
Balance as of June 30, 2018	$—	$2	$2

	Personnel Related	Other (a)	Total
Balance as of January 1, 2018	$4	$—	$4
Restructuring expense:
Workforce planning	6	1	7
Truck initiative	—	2	2
Restructuring payment/utilization:
Workforce planning	(5)	(1)	(6)
Truck initiative	—	(2)	(2)
T17	(3)	—	(3)
Balance as of June 30, 2018	$2	$—	$2
__________

(a)	Includes expenses primarily related to the disposition of vehicles.

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

Limited Voluntary Opportunity Plans (“LVOP”)

During 2017, the Company offered voluntary termination programs to certain employees in the Americas’ field operations, shared services, and general and administrative functions for a limited time. These employees, if qualified, elected resignation from employment in return for enhanced severance benefits to be settled in cash. During the three and six months ended June 30, 2017, the Company recorded other related charges of $14 million. As of June 30, 2018, 358 qualified employees elected to participate in the plans and the employment of all participants had been terminated.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) for basic and diluted EPS	$26	$3	$(61)	$(104)

Basic weighted average shares outstanding	80.7	84.0	80.8	84.9
Options and non-vested stock (a)	0.8	1.2	—	—
Diluted weighted average shares outstanding	81.5	85.2	80.8	84.9

Earnings (loss) per share:
Basic	$0.33	$0.04	$(0.75)	$(1.22)
Diluted	$0.32	$0.04	$(0.75)	$(1.22)
__________

(a)
For the three months ended June 30, 2018 and 2017, 0.2 million and 0.7 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. As the Company incurred a net loss for the six months ended June 30, 2018 and 2017, 0.1 million and 0.8 million outstanding options, respectively, and 1.5 million and 1.3 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

5.	Other Investments

In March 2018, the Company made an initial equity investment of €15 million ($19 million) in its licensee in Greece (“Greece”), for a 20% ownership stake. In connection with this investment, the Company entered into an agreement to purchase an additional 20% equity interest, 10% in March 2019 and 10% in March 2020, for €15 million. In June 2018, the Company completed its purchase of the additional 20% equity investment for €16 million ($18 million), including an acceleration premium, and as of June 30, 2018, had a 40% ownership stake in Greece. The Company’s equity investment is recorded within other non-current assets. The Company’s share of Greece’s results are reported within operating expenses and are not material for the three and six months ended June 30, 2018.

6.	Other Current Assets

Other current assets consisted of:

	As of June 30, 2018	As of December 31, 2017
Sales and use taxes	$402	$174
Prepaid expenses	252	196
Other	178	163
Other current assets	$832	$533

7.	Intangible Assets

Intangible assets consisted of:

	As of June 30, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$310	$154	$156	$281	$140	$141
Customer relationships	238	130	108	242	119	123
Other	49	19	30	51	18	33
Total	$597	$303	$294	$574	$277	$297

Unamortized Intangible Assets
Goodwill (a)	$1,049			$1,073
Trademarks	$549			$553
_________

(a)	The change in the carrying amount since December 31, 2017, primarily reflects currency translation.

For the three months ended June 30, 2018 and 2017, amortization expense related to amortizable intangible assets was approximately $19 million and $16 million, respectively. For the six months ended June 30, 2018 and 2017, amortization expense related to amortizable intangible assets was approximately $33 million and $31 million, respectively. Based on the Company’s amortizable intangible assets at June 30, 2018, the Company expects amortization expense of approximately $37 million for the remainder of 2018, $50 million for 2019, $43 million for 2020, $30 million for 2021, $24 million for 2022 and $21 million for 2023, excluding effects of currency exchange rates.

8.	Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	June 30,	December 31,
	2018	2017
Rental vehicles	$15,188	$11,652
Less: Accumulated depreciation	(1,629)	(1,652)
	13,559	10,000
Vehicles held for sale	308	626
Vehicles, net	$13,867	$10,626

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Depreciation expense	$536	$516	$996	$953
Lease charges	64	54	120	97
(Gain) loss on sale of vehicles, net	(9)	27	(10)	51
Vehicle depreciation and lease charges, net	$591	$597	$1,106	$1,101

At June 30, 2018 and 2017, the Company had payables related to vehicle purchases included in liabilities under vehicle programs - other of $856 million and $658 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $248 million and $235 million, respectively.

9.	Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2018 is a benefit of 33.0%. Such rate differed from the Federal statutory rate of 21.0% primarily due to U.S. and foreign taxes on our international operations and state taxes. Tax benefits associated with stock-based compensation increased the benefit for income taxes recorded in the current period.

The Company’s effective tax rate for the six months ended June 30, 2017 was a benefit of 32.5%. Such rate differed from the Federal statutory rate of 35.0% primarily due to foreign taxes as a result of the mix of the Company’s earnings between the U.S. and foreign jurisdictions.

The Company has not finalized the accounting for the effects of the Tax Act due to the complex analysis necessary to determine the historical earnings of foreign subsidiaries, the ability to utilize tax attributes such as foreign tax credits, and the impact of the repeal of the like-kind exchange provision for personal property together with the corresponding impact on deferred tax components and valuation allowances. Therefore, during the six months ended June 30, 2018, the Company has not recorded any adjustments to the provisional amounts recorded in 2017. Any adjustments to the provisional amounts recorded in 2017 will be recorded when the Company finalizes its accounting of the tax effects within a subsequent measurement period that will not exceed one year from the date of the enactment of the Tax Act.

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

10.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	June 30,	December 31,
	2018	2017
Accounts payable	$412	$359
Accrued sales and use taxes	262	218
Deferred revenue – current	247	135
Accrued advertising and marketing	197	190
Accrued payroll and related	176	176
Public liability and property damage insurance liabilities – current	144	145
Accrued insurance	102	103
Other	292	293
Accounts payable and other current liabilities	$1,832	$1,619

11.	Long-term Corporate Debt and Borrowing Arrangements

Long-term corporate debt and borrowing arrangements consisted of:

		As of	As of
	Maturity Dates	June 30,	December 31,
		2018	2017
Floating Rate Term Loan	March 2022	$—	$1,136
5⅛% Senior Notes	June 2022	400	400
5½% Senior Notes	April 2023	675	675
6⅜% Senior Notes	April 2024	350	350
4⅛% euro-denominated Senior Notes	November 2024	351	360
Floating Rate Term Loan (a)	February 2025	1,128	—
5¼% Senior Notes	March 2025	375	375
4½% euro-denominated Senior Notes	May 2025	292	300
Other (b)		43	49
Deferred financing fees		(46)	(46)
Total		3,568	3,599
Less: Short-term debt and current portion of long-term debt		24	26
Long-term debt		$3,544	$3,573
__________

(a)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of June 30, 2018, the floating rate term loan due 2025 bears interest at three-month LIBOR plus 200 basis points, for an aggregate rate of 4.34%. The Company has entered into a swap to hedge $700 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.79%.

(b)	Primarily includes capital leases which are secured by liens on the related assets.

In February 2018, the Company amended the terms of its Floating Rate Term Loan due 2022 and extended its maturity term to 2025.

Committed Credit Facilities and Available Funding Arrangements

At June 30, 2018, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2023 (a)	$1,800	$—	$1,324	$476
Other facilities (b)	2	2	—	—
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 3.22% as of June 30, 2018.

In February 2018, the Company amended the terms of its Senior revolving credit facility maturing 2021 and extended its maturity to 2023.

At June 30, 2018, the Company had various uncommitted credit facilities available, under which it had drawn approximately $1 million, which bear interest at rates between 0.74% and 1.54%.
Debt Covenants

The agreements governing the Company’s corporate indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. As of June 30, 2018, the Company was in compliance with the financial covenants governing its indebtedness.

12.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	June 30,	December 31,
	2018	2017
Americas - Debt due to Avis Budget Rental Car Funding (a)	$8,298	$6,516
Americas - Debt borrowings	912	660
International - Debt borrowings	2,399	1,942
International - Capital leases	211	146
Other	4	1
Deferred financing fees (b)	(48)	(44)
Total	$11,776	$9,221
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company’s car rental fleet.

(b)	Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of June 30, 2018 and December 31, 2017 were $33 million and $36 million, respectively.

In April 2018, the Company’s Avis Budget Rental Car Funding subsidiary issued approximately $400 million in asset-backed notes with an expected final payment date of September 2023. The weighted average interest rate was 4%. The Company used the proceeds from these borrowings to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States.

In June 2018, the Company increased its capacity under the European rental fleet securitization program by €150 million (approximately $175 million) to €1.8 billion (approximately $2.1 billion) and extended its maturity to 2021. The Company used the proceeds to finance fleet purchases for certain of the Company’s European operations.

Debt Maturities

The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at June 30, 2018.

Debt under Vehicle Programs
Within 1 year	$1,816
Between 1 and 2 years	4,703
Between 2 and 3 years	2,997
Between 3 and 4 years	724
Between 4 and 5 years	1,156
Thereafter	428
Total	$11,824

Committed Credit Facilities and Available Funding Arrangements

As of June 30, 2018, available funding under the Company’s vehicle programs, including related party debt due to Avis Budget Rental Car Funding, consisted of:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding	$8,988	$8,298	$690
Americas - Debt borrowings	971	912	59
International - Debt borrowings	3,081	2,399	682
International - Capital leases	231	211	20
Other	4	4	—
Total	$13,275	$11,824	$1,451

__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)
The outstanding debt is collateralized by vehicles and related assets of $9.8 billion for Americas - Debt due to Avis Budget Rental Car Funding; $1.3 billion for Americas - Debt borrowings; $2.6 billion for International - Debt borrowings; and $0.2 billion for International - Capital leases.

Debt Covenants

The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of June 30, 2018, the Company is not aware of any instances of non-compliance with any of the financial covenants contained in the debt agreements under its vehicle-backed funding programs.

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

The Company is involved in claims, legal proceedings and governmental inquiries that are incidental to its vehicle rental and car sharing operations, including, among others, contract and licensee disputes, competition matters, employment and wage-and-hour claims, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. The Company estimates that the potential exposure resulting from adverse outcomes of legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $50 million in excess of amounts accrued as of June 30, 2018. The Company does not believe that the impact should result in a material liability to the Company in relation to its consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $2.8 billion of vehicles from manufacturers over the next 12 months financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations

Concentrations of credit risk at June 30, 2018 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $23 million and $14 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

14.	Stockholders’ Equity

Stockholder Rights Plan

In January 2018, the Company’s Board of Directors authorized the adoption of a short-term stockholder rights plan. Effective April 16, 2018 the Company terminated the rights plan. Pursuant to the rights plan, the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock, payable to holders of record as of the close of business on January 26, 2018. Each right, which was exercisable only in the event any person or group were to acquire beneficial ownership of 15% or more of the Company’s outstanding common stock (with certain limited exceptions), would have entitled any holder other than the person or group whose ownership position had exceeded the ownership limit to purchase common stock having a value equal to twice the $100 exercise price of the right, or, at the election of the Board of Directors, to exchange each right for one share of common stock (subject to adjustment). On April 16, 2018, the Company also entered into a new cooperation agreement with SRS Investment Management LLC and certain of its affiliates.

Share Repurchases

The Company’s Board of Directors has authorized the repurchase of up to $1.5 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in 2016. During the six months ended June 30, 2018, the Company repurchased approximately 1.6 million shares of common stock at a cost of approximately $67 million under the program. During the six months ended June 30, 2017, the Company repurchased approximately 3.4 million shares of common stock at a cost of approximately $100 million under the program. As of June 30, 2018, approximately $33 million of authorization remains available to repurchase common stock under this plan. In August 2018, the Company’s Board of Directors increased the Company’s share repurchase program authorization by $250 million.

Total Comprehensive Income (Loss)

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income.

The components of other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$26	$3	$(61)	$(104)
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $(10), $17, $(5) and $20, respectively)	(54)	48	(53)	73
Net unrealized gain (loss) on available-for-sale securities (net of tax of $0 in each period)	—	1	—	1
Net unrealized gain (loss) on cash flow hedges (net of tax of $(1), $1, $(3) and $1, respectively)	2	(2)	8	(1)
Minimum pension liability adjustment (net of tax of $0, $0, $(1) and $(1), respectively)	2	1	3	3
	(50)	48	(42)	76
Comprehensive income (loss)	$(24)	$51	$(103)	$(28)

__________
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries (See Note 9 - Income Taxes).

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(a)	Net Unrealized Gains (Losses) on Available-for Sale Securities	Minimum Pension Liability Adjustment(b)	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$71	$5	$2	$(102)	$(24)
Cumulative effect of accounting change (c)	7	1	(2)	(12)	(6)
Balance, January 1, 2018	$78	$6	$—	$(114)	$(30)
Other comprehensive income (loss) before reclassifications	(53)	8	—	1	(44)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	2	2
Net current-period other comprehensive income (loss)	(53)	8	—	3	(42)
Balance, June 30, 2018	$25	$14	$—	$(111)	$(72)

Balance, January 1, 2017	$(39)	$2	$1	$(118)	$(154)
Other comprehensive income (loss) before reclassifications	73	(2)	1	—	72
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	—	3	4
Net current-period other comprehensive income (loss)	73	(1)	1	3	76
Balance, June 30, 2017	$34	$1	$2	$(115)	$(78)
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include a $53 million gain, net of tax, as of June 30, 2018 related to the Company’s hedge of its net investment in euro-denominated foreign operations (see Note 16 - Financial Instruments).

(a)
For the three and six months ended June 30, 2017, the amount reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $1 million ($0 million, net of tax) and $2 million ($1 million, net of tax), respectively.

(b)
For the three and six months ended June 30, 2018, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $2 million ($1 million, net of tax) and $4 million ($2 million, net of tax), respectively. For the three and six months ended June 30, 2017, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $2 million ($2 million, net of tax) and $4 million ($3 million, net of tax), respectively.

(c)	See Note 1 - Basis of Presentation for the impact of adoption of ASU 2016-01 and ASU 2018-02.

15.	Stock-Based Compensation

The Company recorded stock-based compensation expense of $7 million and $4 million ($5 million and $3 million, net of tax) during the three months ended June 30, 2018 and 2017, respectively, and $12 million and $5 million ($9 million and $3 million, net of tax) during the six months ended June 30, 2018 and 2017, respectively.

The activity related to restricted stock units (“RSUs”) consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2018	1,160	$34.54
Granted (a)	317	48.66
Vested (b)	(359)	35.14
Forfeited	(39)	34.98
Outstanding and expected to vest at June 30, 2018(c)	1,079	$38.47	1.1	$35
Performance-based and market-based RSUs
Outstanding at January 1, 2018	994	$33.06
Granted (a)	349	48.72
Vested	—	—
Forfeited	(145)	53.36
Outstanding at June 30, 2018	1,198	$35.17	1.5	$39
Outstanding and expected to vest at June 30, 2018(c)	266	$44.49	2.3	$9
__________

(a)
Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs and performance-based RSUs granted during the six months ended June 30, 2017 was $34.41.

(b)	The total fair value of RSUs vested during June 30, 2018 and 2017 was $13 million and $22 million, respectively.

(c)	Aggregate unrecognized compensation expense related to time-based RSUs and performance-based RSUs amounted to $41 million and will be recognized over a weighted average vesting period of 1.3 years.

The stock option activity consisted of (in thousands of shares):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2018	273	$7.08	1.7	$10
Granted	—	—
Exercised	(186)	9.99		7
Forfeited/expired	—	—
Outstanding and exercisable at June 30, 2018	87	$0.79	0.6	$3

16.	Financial Instruments

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
The amount of gains or losses reclassified from other comprehensive income (loss) to earnings resulting from ineffectiveness or from excluding a component of the hedges’ gain or loss from the effectiveness calculation for cash flow and net investment hedges during the three and six months ended June 30, 2018 and 2017 was not material, nor is the amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income (loss) to earnings over the next 12 months.

Interest Rate Risk. The Company uses various hedging strategies including interest rate swaps and interest rate caps to create what it deems an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps and interest rate caps to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. The Company records the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, in its Consolidated Condensed Statements of Comprehensive Income. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income (loss) into earnings. The amount of gains or losses reclassified from other comprehensive income (loss) to earnings resulting from ineffectiveness related to the Company’s cash flow hedges was not material during the three and six months ended June 30, 2018 and 2017. The Company estimates that $5 million of gains currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.

The Company enters into derivative commodity contracts to manage its exposure in the U.S. to changes in the price of unleaded gasoline. Changes in the fair value of these derivatives are recorded within operating expenses.

The Company held derivative instruments with absolute notional values as follows:

As of June 30, 2018
Interest rate caps (a)	$8,934
Interest rate swaps	1,000
Foreign exchange contracts	1,276

Commodity contracts (millions of gallons of unleaded gasoline)	9
__________

(a)
Represents $5.9 billion of interest rate caps sold, partially offset by approximately $3.0 billion of interest rate caps purchased. These amounts exclude $3.0 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary as it is not consolidated by the Company.

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of June 30, 2018		As of December 31, 2017
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$19	$—	$8	$—

Derivatives not designated as hedging instruments
Interest rate caps (b)	1	5	—	1
Foreign exchange contracts (c)	14	5	3	7
Commodity contracts (c)	1	—	—	—
Total	$35	$10	$11	$8
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income (loss).

(a)	Included in other non-current assets or other non-current liabilities.

(b)	Included in assets under vehicle programs or liabilities under vehicle programs.

(c)	Included in other current assets or other current liabilities.

The effects of derivatives recognized in the Company’s Consolidated Condensed Financial Statements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Derivatives designated as hedging instruments (a)
Interest rate swaps	$2	$(2)	$8	$(1)
Euro-denominated notes	26	(26)	13	(31)
Derivatives not designated as hedging instruments (b)
Interest rate caps (c)	(1)	—	(1)	—
Foreign exchange contracts (d)	28	(21)	19	(33)
Commodity contracts (e)	1	(1)	1	(2)
Total	$56	$(50)	$40	$(67)
__________

(a)	Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.

(b)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.

(c)	Included primarily in vehicle interest, net.

(d)
For the three months ended June 30, 2018, included a $20 million gain in interest expense and a $8 million gain in operating expense and for the six months ended June 30, 2018, included a $7 million gain in interest expense and a $12 million gain in operating expense. For the three months ended June 30, 2017, included a $11 million loss in interest expense and a $10 million loss in operating expense and for the six months ended June 30, 2017, included a $18 million loss in interest expense and a $15 million loss in operating expense.

(e)	Included in operating expense.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments were as follows:

	As of June 30, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$24	$24	$26	$26
Long-term debt	3,544	3,539	3,573	3,677

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$8,265	$8,270	$6,480	$6,537
Vehicle-backed debt	3,506	3,520	2,740	2,745
Interest rate swaps and interest rate caps (a)	5	5	1	1
__________

(a)	Derivatives in a liability position.

17.	Segment Information

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

		Three Months Ended June 30,
		2018		2017
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$1,590	$107	$1,565	$96
	International	738	71	673	59
	Corporate and Other (a)	—	(17)	—	(15)
Total Company		$2,328	$161	$2,238	$140

Reconciliation of Adjusted EBITDA to income before income taxes
			2018		2017
	Adjusted EBITDA		$161		$140
Less:	Non-vehicle related depreciation and amortization		67		65
	Interest expense related to corporate debt, net		49		48
	Restructuring and other related charges		4		38
	Transaction-related costs, net		3		5
	Charges for legal matter, net		—		(27)
	Income before income taxes		$38		$11
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

		Six Months Ended June 30,
		2018		2017
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$2,938	$122	$2,879	$76
	International	1,358	74	1,198	66
	Corporate and Other (a)	—	(33)	—	(29)
Total Company		$4,296	$163	$4,077	$113

Reconciliation of Adjusted EBITDA to loss before income taxes
			2018		2017
	Adjusted EBITDA		$163		$113
Less:	Non-vehicle related depreciation and amortization		128		128
	Interest expense related to corporate debt, net:
	Interest expense		95		97
	Early extinguishment of debt		5		3
	Restructuring and other related charges		10		45
	Non-operational charges related to shareholder activist activity		9		—
	Transaction-related costs, net		7		8
	Charges for legal matter, net		—		(14)
	Loss before income taxes		$(91)		$(154)
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

Since December 31, 2017, there have been no significant changes in segment assets exclusive of assets under vehicle programs. As of June 30, 2018 and December 31, 2017, Americas assets under vehicle programs were approximately $11.0 billion and $9.0 billion, respectively, due to seasonality. As of June 30,

2018 and December 31, 2017, International assets under vehicle programs were approximately $3.7 billion and $2.9 billion, respectively, due to seasonality.

18.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, Consolidating Condensed Balance Sheets as of June 30, 2018 and December 31, 2017, and Consolidating Condensed Statements of Cash Flows for the six months ended June 30, 2018 and 2017 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, and the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the notes issued by the Subsidiary Issuers. See Note 11 - Long-term Corporate Debt and Borrowing Arrangements for additional description of these guaranteed notes. The Senior Notes are guaranteed by the Parent and certain subsidiaries.

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

The following tables provide the impact of adoption of ASU 2016-18 on the Company’s Consolidating Condensed Statements of Cash Flows for the six months ended June 30, 2017.

	Six Months Ended June 30, 2017
	As Previously Reported Non-Guarantor	Effect of Change	As Adjusted Non-Guarantor	As Previously Reported Total	Effect of Change	As Adjusted Total
Decrease in program cash	$168	$(168)	$—	$168	$(168)	$—
Other, net	(1)	1	—	(1)	1	—
Net cash used in investing activities	(3,303)	(167)	(3,470)	(3,019)	(167)	(3,186)

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	27	9	36	27	9	36

Net increase in cash and cash equivalents, program and restricted cash	177	(158)	19	286	(158)	128
Cash and cash equivalents, program and restricted cash, beginning of period	475	230	705	490	230	720
Cash and cash equivalents, program and restricted cash, end of period	$652	$72	$724	$776	$72	$848

The following table provides a reconciliation of the cash and cash equivalents, program and restricted cash reported within the Consolidating Condensed Balance Sheets to the amounts shown in the Consolidating Condensed Statements of Cash Flows.

	As of June 30,
	2018		2017
	Non-Guarantor	Total	Non-Guarantor	Total
Cash and cash equivalents	$475	$489	$652	$776
Program cash	161	161	65	65
Restricted cash (a)	11	11	7	7
Total cash and cash equivalents, program and restricted cash	$647	$661	$724	$848
_________

(a)	Included within other current assets.

Consolidating Condensed Statements of Comprehensive Income

Three Months Ended June 30, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$—	$1,395	$1,590	$(657)	$2,328

Expenses
Operating	1	(3)	677	500	—	1,175
Vehicle depreciation and lease charges, net	—	—	605	582	(596)	591
Selling, general and administrative	10	3	176	132	—	321
Vehicle interest, net	—	—	61	80	(61)	80
Non-vehicle related depreciation and amortization	—	1	36	30	—	67
Interest expense related to corporate debt, net:
Interest expense	—	39	1	9	—	49
Intercompany interest expense (income)	(3)	(31)	5	29	—	—
Restructuring and other related charges	—	—	1	3	—	4
Transaction-related costs, net	—	1	1	1	—	3
Total expenses	8	10	1,563	1,366	(657)	2,290
Income (loss) before income taxes and equity in earnings of subsidiaries	(8)	(10)	(168)	224	—	38
Provision for (benefit from) income taxes	(5)	(3)	14	6	—	12
Equity in earnings of subsidiaries	29	36	218	—	(283)	—
Net income	$26	$29	$36	$218	$(283)	$26

Comprehensive income (loss)	$(24)	$(21)	$(16)	$165	$(128)	$(24)

Six Months Ended June 30, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$—	$2,579	$2,949	$(1,232)	$4,296

Expenses
Operating	2	1	1,298	966	—	2,267
Vehicle depreciation and lease charges, net	—	—	1,141	1,086	(1,121)	1,106
Selling, general and administrative	28	6	331	252	—	617
Vehicle interest, net	—	—	113	150	(111)	152
Non-vehicle related depreciation and amortization	—	1	72	55	—	128
Interest expense related to corporate debt, net:
Interest expense	—	78	2	15	—	95
Intercompany interest expense (income)	(6)	(9)	11	4	—	—
Early extinguishment of debt	—	5	—	—	—	5
Restructuring and other related charges	—	—	4	6	—	10
Transaction-related costs, net	—	1	1	5	—	7
Total expenses	24	83	2,973	2,539	(1,232)	4,387
Income (loss) before income taxes and equity in earnings of subsidiaries	(24)	(83)	(394)	410	—	(91)
Provision for (benefit from) income taxes	(11)	(22)	(5)	8	—	(30)
Equity in earnings (loss) of subsidiaries	(48)	13	402	—	(367)	—
Net income (loss)	$(61)	$(48)	$13	$402	$(367)	$(61)

Comprehensive income (loss)	$(103)	$(90)	$(37)	$349	$(222)	$(103)

Three Months Ended June 30, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$—	$1,371	$1,530	$(663)	$2,238

Expenses
Operating	1	9	644	454	—	1,108
Vehicle depreciation and lease charges, net	—	—	614	592	(609)	597
Selling, general and administrative	10	2	158	123	—	293
Vehicle interest, net	—	—	52	75	(54)	73
Non-vehicle related depreciation and amortization	—	1	40	24	—	65
Interest expense related to corporate debt, net:
Interest expense	—	83	—	(35)	—	48
Intercompany interest expense (income)	(3)	5	5	(7)	—	—
Early extinguishment of debt	—	1	—	(1)	—	—
Restructuring and other related charges	—	2	33	3	—	38
Transaction-related costs, net	—	—	—	5	—	5
Total expenses	8	103	1,546	1,233	(663)	2,227
Income (loss) before income taxes and equity in earnings of subsidiaries	(8)	(103)	(175)	297	—	11
Provision for (benefit from) income taxes	(2)	(39)	11	38	—	8
Equity in earnings of subsidiaries	9	73	259	—	(341)	—
Net income	$3	$9	$73	$259	$(341)	$3

Comprehensive income	$51	$58	$123	$309	$(490)	$51

Six Months Ended June 30, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$—	$2,524	$2,801	$(1,248)	$4,077

Expenses
Operating	2	13	1,284	858	—	2,157
Vehicle depreciation and lease charges, net	—	—	1,160	1,085	(1,144)	1,101
Selling, general and administrative	20	4	311	220	—	555
Vehicle interest, net	—	—	97	144	(104)	137
Non-vehicle related depreciation and amortization	—	1	80	47	—	128
Interest expense related to corporate debt, net:
Interest expense	—	129	1	(33)	—	97
Intercompany interest expense (income)	(6)	6	11	(11)	—	—
Early extinguishment of debt	—	4	—	(1)	—	3
Restructuring and other related charges	—	2	39	4	—	45
Transaction-related costs, net	—	—	—	8	—	8
Total expenses	16	159	2,983	2,321	(1,248)	4,231
Income (loss) before income taxes and equity in earnings of subsidiaries	(16)	(159)	(459)	480	—	(154)
Provision for (benefit from) income taxes	(4)	(62)	(28)	44	—	(50)
Equity in earnings (loss) of subsidiaries	(92)	5	436	—	(349)	—
Net income (loss)	$(104)	$(92)	$5	$436	$(349)	$(104)

Comprehensive income (loss)	$(28)	$(16)	$82	$512	$(578)	$(28)

Consolidating Condensed Balance Sheets

As of June 30, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$3	$11	$—	$475	$—	$489
Receivables, net	—	—	248	654	—	902
Other current assets	2	114	119	597	—	832
Total current assets	5	125	367	1,726	—	2,223

Property and equipment, net	—	183	317	215	—	715
Deferred income taxes	13	887	169	51	—	1,120
Goodwill	—	—	471	578	—	1,049
Other intangibles, net	—	26	477	340	—	843
Other non-current assets	46	39	16	142	—	243
Intercompany receivables	191	393	1,747	924	(3,255)	—
Investment in subsidiaries	169	4,595	3,900	—	(8,664)	—
Total assets exclusive of assets under vehicle programs	424	6,248	7,464	3,976	(11,919)	6,193

Assets under vehicle programs:
Program cash	—	—	—	161	—	161
Vehicles, net	—	43	57	13,767	—	13,867
Receivables from vehicle manufacturers and other	—	3	—	250	—	253
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	445	—	445
	—	46	57	14,623	—	14,726
Total assets	$424	$6,294	$7,521	$18,599	$(11,919)	$20,919

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$13	$251	$664	$904	$—	$1,832
Short-term debt and current portion of long-term debt	—	17	2	5	—	24
Total current liabilities	13	268	666	909	—	1,856

Long-term debt	—	2,900	3	641	—	3,544
Other non-current liabilities	39	81	259	366	—	745
Intercompany payables	—	2,860	393	2	(3,255)	—
Total liabilities exclusive of liabilities under vehicle programs	52	6,109	1,321	1,918	(3,255)	6,145

Liabilities under vehicle programs:
Debt	—	16	52	3,443	—	3,511
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	8,265	—	8,265
Deferred income taxes	—	—	1,553	174	—	1,727
Other	—	—	—	899	—	899
	—	16	1,605	12,781	—	14,402
Total stockholders’ equity	372	169	4,595	3,900	(8,664)	372
Total liabilities and stockholders’ equity	$424	$6,294	$7,521	$18,599	$(11,919)	$20,919

As of December 31, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$4	$14	$—	$593	$—	$611
Receivables, net	—	—	255	667	—	922
Other current assets	4	89	101	339	—	533
Total current assets	8	103	356	1,599	—	2,066

Property and equipment, net	—	167	321	216	—	704
Deferred income taxes	14	704	154	59	—	931
Goodwill	—	—	471	602	—	1,073
Other intangibles, net	—	27	480	343	—	850
Other non-current assets	46	29	16	105	—	196
Intercompany receivables	187	382	1,506	824	(2,899)	—
Investment in subsidiaries	381	4,681	3,938	—	(9,000)	—
Total assets exclusive of assets under vehicle programs	636	6,093	7,242	3,748	(11,899)	5,820

Assets under vehicle programs:
Program cash	—	—	—	283	—	283
Vehicles, net	—	34	61	10,531	—	10,626
Receivables from vehicle manufacturers and other	—	1	—	546	—	547
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	423	—	423
	—	35	61	11,783	—	11,879
Total assets	$636	$6,128	$7,303	$15,531	$(11,899)	$17,699

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$23	$207	$552	$837	$—	$1,619
Short-term debt and current portion of long-term debt	—	17	3	6	—	26
Total current liabilities	23	224	555	843	—	1,645

Long-term debt	—	2,910	3	660	—	3,573
Other non-current liabilities	40	83	216	378	—	717
Intercompany payables	—	2,515	382	2	(2,899)	—
Total liabilities exclusive of liabilities under vehicle programs	63	5,732	1,156	1,883	(2,899)	5,935

Liabilities under vehicle programs:
Debt	—	15	57	2,669	—	2,741
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,480	—	6,480
Deferred income taxes	—	—	1,407	187	—	1,594
Other	—	—	2	374	—	376
	—	15	1,466	9,710	—	11,191
Total stockholders’ equity	573	381	4,681	3,938	(9,000)	573
Total liabilities and stockholders’ equity	$636	$6,128	$7,303	$15,531	$(11,899)	$17,699

Consolidating Condensed Statements of Cash Flows

Six Months Ended June 30, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$75	$107	$66	$968	$(95)	$1,121

Investing activities
Property and equipment additions	—	(33)	(43)	(39)	—	(115)
Proceeds received on asset sales	—	2	—	4	—	6
Net assets acquired (net of cash acquired)	—	(3)	(4)	(21)	—	(28)
Other, net	—	—	—	(37)	—	(37)
Net cash provided by (used in) investing activities exclusive of vehicle programs	—	(34)	(47)	(93)	—	(174)

Vehicle programs:
Investment in vehicles	—	(1)	(1)	(8,357)	—	(8,359)
Proceeds received on disposition of vehicles	—	17	—	4,790	—	4,807
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	—	—	—	(22)	—	(22)
	—	16	(1)	(3,589)	—	(3,574)
Net cash provided by (used in) investing activities	—	(18)	(48)	(3,682)	—	(3,748)

Financing activities
Proceeds from long-term borrowings	—	81	—	—	—	81
Payments on long-term borrowings	—	(92)	(1)	(1)	—	(94)
Net change in short-term borrowings	—	—	—	(2)	—	(2)
Repurchases of common stock	(78)	—	—	—	—	(78)
Debt financing fees	—	(9)	—	—	—	(9)
Other, net	2	(71)	(12)	(12)	95	2
Net cash provided by (used in) financing activities exclusive of vehicle programs	(76)	(91)	(13)	(15)	95	(100)

Vehicle programs:
Proceeds from borrowings	—	—	—	10,145	—	10,145
Payments on borrowings	—	(1)	(5)	(7,637)	—	(7,643)
Debt financing fees	—	—	—	(13)	—	(13)
	—	(1)	(5)	2,495	—	2,489
Net cash provided by (used in) financing activities	(76)	(92)	(18)	2,480	95	2,389

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	—	—	—	(2)	—	(2)

Net decrease in cash and cash equivalents, program and restricted cash	(1)	(3)	—	(236)	—	(240)
Cash and cash equivalents, program and restricted cash, beginning of period	4	14	—	883	—	901
Cash and cash equivalents, program and restricted cash, end of period	$3	$11	$—	$647	$—	$661

Six Months Ended June 30, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$9	$(41)	$47	$1,124	$—	$1,139

Investing activities
Property and equipment additions	—	(22)	(34)	(30)	—	(86)
Proceeds received on asset sales	—	1	—	3	—	4
Net assets acquired (net of cash acquired)	—	—	(4)	(10)	—	(14)
Intercompany loan receipts (advances)	—	—	(1)	(313)	314	—
Other, net	100	—	—	—	(100)	—
Net cash provided by (used in) investing activities exclusive of vehicle programs	100	(21)	(39)	(350)	214	(96)

Vehicle programs:
Investment in vehicles	—	1	(2)	(8,115)	—	(8,116)
Proceeds received on disposition of vehicles	—	31	—	5,028	—	5,059
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	—	—	—	(33)	—	(33)
	—	32	(2)	(3,120)	—	(3,090)
Net cash provided by (used in) investing activities	100	11	(41)	(3,470)	214	(3,186)

Financing activities
Proceeds from long-term borrowings	—	325	—	264	—	589
Payments on long-term borrowings	—	(396)	(1)	(194)	—	(591)
Net change in short-term borrowings	—	—	—	(1)	—	(1)
Intercompany loan borrowings (payments)	—	313	—	1	(314)	—
Repurchases of common stock	(109)	—	—	—	—	(109)
Debt financing fees	—	(3)	—	(5)	—	(8)
Other, net	—	(100)	—	—	100	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(109)	139	(1)	65	(214)	(120)

Vehicle programs:
Proceeds from borrowings	—	—	—	11,255	—	11,255
Payments on borrowings	—	—	(5)	(8,983)	—	(8,988)
Debt financing fees	—	—	—	(8)	—	(8)
	—	—	(5)	2,264	—	2,259
Net cash provided by (used in) financing activities	(109)	139	(6)	2,329	(214)	2,139

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	—	—	—	36	—	36

Net increase in cash and cash equivalents, program and restricted cash	—	109	—	19	—	128
Cash and cash equivalents, program and restricted cash, beginning of period	3	12	—	705	—	720
Cash and cash equivalents, program and restricted cash, end of period	$3	$121	$—	$724	$—	$848

19.	Subsequent Events

In July 2018, the Company completed the acquisition of Morini S.p.A., a provider of vehicles primarily in Northern Italy, for approximately €35 million (approximately $41 million) plus potential earn-out payments of €5 million (approximately $6 million) based on Morini S.p.A.’s performance over the next two years.

In August 2018, the Company’s Board of Directors increased the Company’s share repurchase program authorization by $250 million.

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

Our operating results are subject to variability due to macroeconomic conditions, seasonality and other factors. Car rental volumes tend to be associated with the travel industry, particularly airline passenger volumes, or enplanements, which in turn tend to reflect general economic conditions. Our vehicle rental operations are also seasonal, with the third quarter of the year historically having been our strongest due to the increased level of leisure travel during such quarter. We have a partially variable cost structure and routinely adjust the size, and therefore the cost, of our rental fleet in response to fluctuations in demand.

Thus far in 2018, worldwide demand for vehicle rental and other mobility solutions has increased and used-vehicle values in the U.S. have been stable. We expect such economic conditions to continue throughout 2018, counterbalanced by the incremental impact of rising interest rates, primarily in the Americas, and certain other headwinds. We will continue to pursue opportunities to enhance our profitability and return on invested capital.

Our objective is to drive sustainable, profitable growth by delivering strategic initiatives aimed at winning customers through differentiated brands and products, increasing our margins via revenue growth and operational efficiency and enhancing our leadership in the mobility landscape. Our strategies are intended to support and strengthen our brands, to grow our earnings and Adjusted EBITDA over time and to achieve growth and efficiency opportunities as mobility solutions continue to evolve. We operate in a highly competitive industry and we expect to continue to face challenges and risks in managing our business. We seek to mitigate our exposure to risks in numerous ways, including delivering upon our core strategic initiatives, and through continued optimization of fleet levels to match changes in demand for vehicle rentals; maintenance of liquidity to fund our fleet investment and operations; appropriate investments in technology; and adjustments in the size and the nature and terms of our relationships with vehicle manufacturers.

In 2017, the U.S. enacted Public Law 115-97, commonly referred to as the U.S. Tax Reform Act (the “Tax Act”). The Tax Act makes broad and complex changes to U.S. corporate tax laws. We expect our 2018 provision for income taxes to be impacted by the reduced U.S. corporate tax rate, the inclusion in the U.S. tax base of certain foreign subsidiary earnings and the limitations on the deductibility of certain business expenses. While we are still evaluating the impact of these changes, certain of these changes could have a material impact on our financial condition or results of operations.

During the six months ended June 30, 2018:

•	Our revenues totaled $4.3 billion and increased 5% compared to the six months ended June 30, 2017 due to higher rental volumes and a 3% benefit from currency exchange rate movements.

•
Our net loss was $61 million, representing a $43 million year-over-year improvement in earnings, and our Adjusted EBITDA was $163 million, representing a $50 million year-over-year increase, driven by higher revenues and Americas’ lower per-unit fleet costs and higher utilization.

•	We repurchased approximately $67 million of our common stock, reducing our shares outstanding by approximately 1.6 million shares, or 2%.

•
We amended the terms of our Floating Rate Term Loan due 2022 and our Senior revolving credit facility maturing 2021. We extended our Floating Rate Term Loan maturity term to 2025 and our Senior revolving credit facility maturity to 2023.

RESULTS OF OPERATIONS

We measure performance principally using the following key operating statistics: (i) rental days, which represent the total number of days (or portion thereof) a vehicle was rented, (ii) revenue per day, which represents revenues divided by rental days, (iii) vehicle utilization, which represents rental days divided by available rental days, available rental days is defined as the average number of vehicles in our rental fleet times the number of days in the period, and (iv) per-unit fleet costs, which represent vehicle depreciation, lease charges and gain or loss on vehicle sales, divided by the average number of vehicles in our rental fleet. Our rental days, revenue per day and vehicle utilization operating statistics are all calculated based on the actual rental of the vehicle during a 24-hour period. We believe that this methodology provides us with the most relevant statistics in order to manage the business. Our calculation may not be comparable to other companies’ calculation of similarly-titled statistics. We present currency exchange rate effects to provide a method of assessing how our business performed excluding the effects of foreign currency rate fluctuations. Currency exchange rate effects are calculated by translating the current-year results at the prior-period average exchange rate plus any related gains and losses on currency hedges.

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

Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017

Our consolidated condensed results of operations comprised the following:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Revenues	$2,328	$2,238	$90	4%

Expenses
Operating	1,175	1,108	(67)	(6%)
Vehicle depreciation and lease charges, net	591	597	6	1%
Selling, general and administrative	321	293	(28)	(10%)
Vehicle interest, net	80	73	(7)	(10%)
Non-vehicle related depreciation and amortization	67	65	(2)	(3%)
Interest expense related to corporate debt, net	49	48	(1)	(2%)
Restructuring and other related charges	4	38	34	89%
Transaction-related costs, net	3	5	2	40%
Total expenses	2,290	2,227	(63)	(3%)

Income before income taxes	38	11	27	n/m
Provision for income taxes	12	8	(4)	(50%)

Net income	$26	$3	$23	n/m
__________

n/m	Not meaningful.

During the three months ended June 30, 2018, our revenues increased as a result of a 4% increase in rental volumes and a $41 million benefit from currency exchange rate movements. Total expenses increased due to increased rental volumes, higher vehicle interest rates, increased marketing costs and commissions, partially offset by lower per-unit fleet costs in the Americas. These increases include a $23 million negative effect from currency exchange rate movements. Our effective tax rates were provisions of 32% and 73% during the three months ended June 30, 2018 and 2017, respectively. As a result of these items, our net income increased by $23 million.

During the three months ended June 30, 2018, the Company reported earnings of $0.32 per diluted share, which includes after-tax restructuring and other related charges of ($0.05) per share and after-tax transaction-related costs of ($0.03) per share. During the three months ended June 30, 2017, the Company reported earnings of $0.04 per diluted share, which includes after-tax restructuring and other related charges of ($0.28) per share, after-tax transaction-related costs of ($0.05) per share and after-tax reversal of charges for legal matter of $0.19 per share.

During the three months ended June 30, 2018:

•	Operating expenses increased to 50.5% of revenue compared to 49.5% during the similar period in 2017,

due to recoverable insurance proceeds recognized in connection with an unprecedented personal-injury legal matter recorded in 2017, partially offset by lower maintenance and damage costs in 2018.

•
Vehicle depreciation and lease charges were reduced to 25.4% of revenue compared to 26.7% during the similar period in 2017, primarily due to Americas’ lower per-unit fleet costs and higher utilization.

•	Selling, general and administrative costs increased to 13.8% of revenue compared to 13.1% during the similar period in 2017, due to higher marketing costs and commissions.

•	Vehicle interest costs increased to 3.5% of revenue compared to 3.3% during the similar period in 2017.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,
	2018		2017
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$1,590	$107	$1,565	$96
International	738	71	673	59
Corporate and Other (a)	—	(17)	—	(15)
Total Company	$2,328	$161	$2,238	$140

	Reconciliation to Adjusted EBITDA
			2018	2017
Net income			$26	$3
Provision for income taxes			12	8
Income before income taxes			38	11

Add:	Non-vehicle related depreciation and amortization		67	65
Interest expense related to corporate debt, net			49	48
Restructuring and other related charges			4	38
Transaction-related costs, net (b)			3	5
Charges for legal matter, net (c)			—	(27)
Adjusted EBITDA			$161	$140
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Primarily comprised of acquisition- and integration-related expenses.

(c)	Reported within operating expenses in our consolidated condensed results of operations.

Americas

	Three Months Ended June 30,
	2018	2017	% Change
Revenues	$1,590	$1,565	2%
Adjusted EBITDA	107	96	11%

Revenues increased 2% during the three months ended June 30, 2018, compared to the similar period in 2017, primarily due to a 2% increase in rental volumes.

Adjusted EBITDA was 11% higher during the three months ended June 30, 2018, compared to the similar period in 2017, due to increased revenues, 7% lower per-unit fleet costs and a 70 basis points increase in utilization, partially offset by increased marketing costs and commissions, and higher vehicle interest rates.

During the three months ended June 30, 2018:

•
Operating expenses increased to 49.2% of revenue compared to 47.6% during the similar period in 2017, due to recoverable insurance proceeds recognized in connection with an unprecedented personal-injury legal matter recorded in 2017, partially offset by lower maintenance and damage costs in 2018.

•	Vehicle depreciation and lease charges were reduced to 27.5% of revenue compared to 29.5% during the similar period in 2017, due to lower per-unit fleet costs and higher utilization.

•	Selling, general and administrative costs increased to 12.3% of revenue compared to 11.3% during the similar period in 2017, due to higher marketing costs and commissions.

•	Vehicle interest costs increased to 4.3% of revenue compared to 3.8% during the similar period in 2017, primarily due to higher interest rates.

International

	Three Months Ended June 30,
	2018	2017	% Change
Revenues	$738	$673	10%
Adjusted EBITDA	71	59	20%

Revenues were 10% higher during the three months ended June 30, 2018, compared to the similar period in 2017, due to 6% higher rental volumes and a $40 million benefit from currency exchange rate movements, partially offset by a 2% decrease in revenue per day excluding currency exchange rate movements.

Adjusted EBITDA increased 20% during the three months ended June 30, 2018, compared to the similar period in 2017, primarily due to increased revenues and a $19 million benefit from currency exchange rate movements.

During the three months ended June 30, 2018:

•	Operating expenses decreased to 52.7% of revenue compared to 53.3% during the similar period in 2017, due to currency hedge gains, partially offset by higher maintenance and damage costs.

•	Vehicle depreciation and lease charges increased to 20.8% of revenue compared to 20.3% during the similar period in 2017, primarily due to lower revenue per day excluding exchange rate movements.

•	Selling, general and administrative costs were reduced to 15.2% of revenue compared to 15.6% during the similar period in 2017, due to increased revenues.

•	Vehicle interest costs were 1.7% of revenue compared to 2.1% during the similar period in 2017.

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017

Our consolidated results of operations comprised the following:

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Revenues	$4,296	$4,077	$219	5%

Expenses
Operating	2,267	2,157	(110)	(5%)
Vehicle depreciation and lease charges, net	1,106	1,101	(5)	0%
Selling, general and administrative	617	555	(62)	(11%)
Vehicle interest, net	152	137	(15)	(11%)
Non-vehicle related depreciation and amortization	128	128	—	0%
Interest expense related to corporate debt, net:
Interest expense	95	97	2	2%
Early extinguishment of debt	5	3	(2)	(67%)
Restructuring and other related charges	10	45	35	78%
Transaction-related costs, net	7	8	1	13%
Total expenses	4,387	4,231	(156)	(4%)

Loss before income taxes	(91)	(154)	63	41%
Benefit from income taxes	(30)	(50)	(20)	(40%)

Net loss	$(61)	$(104)	$43	41%

During the six months ended June 30, 2018, our revenues increased as a result of a 4% increase in rental volumes and a $104 million benefit from currency exchange rate movements, partially offset by a 1% reduction in revenue per day excluding exchange rate movements. Total expenses increased as a result of increased volumes, increased marketing costs and commissions, and higher vehicle interest rates, partially offset by a 2% decrease in per-unit fleet costs (including a 2% negative impact from currency exchange rate movements). These increases include a $83 million negative effect from currency exchange rate movements. Our effective tax rates were a benefit of 33% and 32% during the six months ended June 30, 2018 and 2017, respectively. As a result of these items, our net loss decreased by $43 million.

During the six months ended June 30, 2018, the Company reported a loss of $0.75 per diluted share, which includes after-tax restructuring and other related charges of ($0.10) per share, after-tax non-operational charges related to shareholder activist activity of ($0.08) per share, after-tax transaction-related costs of ($0.07) per share and after-tax debt extinguishment costs of ($0.05) per share. During the six months ended June 30, 2017, the Company reported a loss of $1.22 per diluted share, which includes after-tax restructuring and other related charges of ($0.33) per share, after-tax transaction-related costs of ($0.08) per share, after-tax debt extinguishment costs of ($0.02) per share and after-tax reversal of charges for legal matter of $0.10 per share.

During the six months ended June 30, 2018:

•	Operating expenses were 52.8% of revenue compared to 52.9% during the similar period in 2017.

•
Vehicle depreciation and lease charges decreased to 25.8% of revenue compared to 27.0% during the similar period in 2017, primarily due to the Americas’ lower per-unit fleet costs and higher utilization.

•	Selling, general and administrative costs increased to 14.4% of revenue compared to 13.6% during the similar period in 2017, primarily due to higher marketing costs and commissions.

•	Vehicle interest costs were 3.5% of revenue compared to 3.4% during the similar period in 2017.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net loss to Adjusted EBITDA:

	Six Months Ended June 30,
	2018		2017
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$2,938	$122	$2,879	$76
International	1,358	74	1,198	66
Corporate and Other (a)	—	(33)	—	(29)
Total Company	$4,296	$163	$4,077	$113

	Reconciliation to Adjusted EBITDA
			2018	2017
Net loss			$(61)	$(104)
Benefit from income taxes			(30)	(50)
Loss before income taxes			(91)	(154)

Add:	Non-vehicle related depreciation and amortization		128	128
Interest expense related to corporate debt, net
Interest expense			95	97
Early extinguishment of debt			5	3
Non-operational charges related to shareholder activist activity (b)			9	—
Restructuring and other related charges			10	45
Transaction-related costs, net (c)			7	8
Charges for legal matter, net (d)			—	(14)
Adjusted EBITDA			$163	$113
_________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Reported within selling, general and administrative expenses in our consolidated condensed results of operations.

(c)	Primarily comprised of acquisition- and integration-related expenses.

(d)	Reported within operating expenses in our consolidated condensed results of operations.

Americas

	Six Months Ended June 30,
	2018	2017	% Change
Revenue	$2,938	$2,879	2%
Adjusted EBITDA	122	76	61%

Revenues increased 2% during the six months ended June 30, 2018, compared to the similar period in 2017, primarily due to a 3% increase in rental volumes.

Adjusted EBITDA increased 61% in the six months ended June 30, 2018, compared to the similar period in 2017, due to higher revenues, 5% lower per-unit fleet costs and a 90 basis points increase in utilization. Currency movements increased Adjusted EBITDA by $4 million.

During the six months ended June 30, 2018:

•	Operating expenses decreased to 51.1% of revenue compared to 51.3% during the similar period in 2017.

•	Vehicle depreciation and lease charges decreased to 28.0% of revenue compared to 29.8% during the similar period in 2017, primarily due to lower per-unit fleet costs and higher utilization.

•	Selling, general and administrative costs increased to 12.5% of revenue compared to 11.9% during the similar period in 2017, due to higher marketing costs and commissions.

•	Vehicle interest costs increased to 4.2% of revenue compared to 3.9% during the similar period in 2017, primarily due to higher interest rates.

International

	Six Months Ended June 30,
	2018	2017	% Change
Revenue	$1,358	$1,198	13%
Adjusted EBITDA	74	66	12%

Revenues increased 13% during the six months ended June 30, 2018, compared to the similar period in 2017, primarily due to a 7% increase in rental volumes and a $101 million favorable effect from currency movements, partially offset by a 2% reduction in revenue per day excluding exchange rate movements.

Adjusted EBITDA increased 12% during the six months ended June 30, 2018, compared to the similar period in 2017, due to increased revenues and a $23 million favorable effect from currency movements, partially offset by increased maintenance and damage costs.

During the six months ended June 30, 2018:

•	Operating expenses were reduced to 55.8% of revenue compared to 56.4% during the similar period in 2017, due to currency hedge gains, partially offset by higher maintenance and damage costs.

•	Vehicle depreciation and lease charges increased to 20.8% of revenue compared to 20.3% during the similar period in 2017, primarily due to lower revenue per day excluding exchange rate movements.

•	Selling, general and administrative costs increased to 15.9% of revenue compared to 15.6% during the similar period in 2017, due to higher marketing costs and commissions.

•	Vehicle interest costs were 2.0% of revenue compared to 2.1% during the similar period in 2017.

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

FINANCIAL CONDITION

	June 30, 2018	December 31, 2017	Change
Total assets exclusive of assets under vehicle programs	$6,193	$5,820	$373
Total liabilities exclusive of liabilities under vehicle programs	6,145	5,935	210
Assets under vehicle programs	14,726	11,879	2,847
Liabilities under vehicle programs	14,402	11,191	3,211
Stockholders’ equity	372	573	(201)

Total assets exclusive of assets under vehicle programs increased primarily due to a seasonal increase in value-added tax receivables, which are recoverable from government agencies. Total liabilities exclusive of liabilities under vehicle programs increased due to a seasonal increase in accounts payable and other current liabilities.

The increases in assets under vehicle programs and liabilities under vehicle programs are principally related to the seasonal increase in the size of our vehicle rental fleet. The decrease in stockholders’ equity is due to our net loss, our repurchases of common stock and the adoption of ASU 2014-09 (See Note 1 to our Consolidated Condensed Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During the six months ended June 30, 2018, we amended the terms of our Floating Rate Term Loan due 2022 and our Senior revolving credit facility maturing 2021 and extended the maturity to 2025 and 2023, respectively. In addition, our Avis Budget Rental Car Funding subsidiary issued approximately $400 million in asset-backed notes with an expected final payment date of September 2023 and a weighted average interest rate of 4%. The proceeds from these borrowings were used to fund the repayment of maturing vehicle-back debt and the acquisition of rental cars in the United States. We also increased our capacity under our European rental fleet securitization program by €150 million (approximately $175 million), the proceeds of which were used to finance fleet purchases for certain of our European operations, and extended its maturity to 2021.

CASH FLOWS

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2018	2017	Change
Cash provided by (used in):
Operating activities	$1,121	$1,139	$(18)
Investing activities	(3,748)	(3,186)	(562)
Financing activities	2,389	2,139	250
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(2)	36	(38)
Net (decrease) increase in cash and cash equivalents, program and restricted cash	(240)	128	(368)
Cash and cash equivalents, program and restricted cash, beginning of period	901	720	181
Cash and cash equivalents, program and restricted cash, end of period	$661	$848	$(187)

The decrease in cash provided by operating activities during the six months ended June 30, 2018 compared with the same period in 2017 is principally due to changes in the components of working capital.

The increase in cash used in investing activities during the six months ended June 30, 2018 compared with the same period in 2017 is primarily due to an increase in investment in vehicles and a decrease in proceeds received on the disposition of vehicles.

The increase in cash provided by financing activities during the six months ended June 30, 2018 compared with the same period in 2017 is primarily due to an increase in net borrowings under vehicle programs.

DEBT AND FINANCING ARRANGEMENTS

At June 30, 2018, we had approximately $15.4 billion of indebtedness, including corporate indebtedness of approximately $3.6 billion and debt under vehicle programs of approximately $11.8 billion. For detailed information regarding our debt and borrowing arrangements, see Notes 11 and 12 to our Consolidated Condensed Financial Statements.

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

As discussed above, as of June 30, 2018, we have cash and cash equivalents of approximately $0.5 billion, available borrowing capacity under our committed credit facilities of approximately $0.5 billion and available capacity under our vehicle programs of approximately $1.5 billion.

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

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facility and other borrowings, including a maximum leverage ratio. As of June 30, 2018, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2017 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2017 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $5.3 billion from December 31, 2017, to approximately $2.8 billion at June 30, 2018. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 11 and 12 to our Consolidated Condensed Financial Statements.

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

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used June 30, 2018 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended June 30, 2018. For additional information regarding our long-term borrowings and financial instruments, see Notes 11, 12 and 16 to our Consolidated Condensed Financial Statements.

Item 4.	Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

During the quarter ended June 30, 2018, the Company had no material developments to report with respect to its legal proceedings. For additional information regarding the Company’s legal proceedings, see Note 13 to our Consolidated Condensed Financial Statements and refer to the Company’s 2017 Form 10-K.

Item 1A.	Risk Factors

During the quarter ended June 30, 2018, the Company had no material developments to report with respect to its risk factors. For additional information regarding the Company’s risk factors, please refer to the Company’s 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of the Company’s common stock repurchases by month for the quarter ended June 30, 2018:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2018	—	$—	—	$100,501,894
May 2018	1,148,192	43.11	1,148,192	51,002,509
June 2018	475,609	37.64	475,609	33,099,564
Total	1,623,801	$41.51	1,623,801	$33,099,564
__________

(a)
Excludes, for the three months ended June 30, 2018, 395 shares which were withheld by the Company to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock unit awards.

As of June 30, 2018, the Company’s Board of Directors has authorized the repurchase of up to $1.5 billion of its common stock under a plan originally approved in 2013 and subsequently expanded. In August 2018, the Company’s Board of Directors increased the Company’s share repurchase program authorization by $250 million. The Company’s stock repurchases may occur through open market purchases or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date:	August 8, 2018
/s/ Martyn Smith
Martyn Smith
Interim Chief Financial Officer

Date:	August 8, 2018
/s/ David T. Calabria
David T. Calabria
Senior Vice President and
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
3.1
Certificate of Elimination of Series S Preferred Stock of Avis Budget Group, Inc., dated April 16, 2018 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 16, 2018).

3.2	Amended and Restated By-Laws of Avis Budget Group, Inc., as of May 23, 2018 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 24, 2018).
4.1
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

10.2
Series 2018-1 Supplement, dated as of April 30, 2018, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2018-1 Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 4, 2018).

10.3
Separation and Consulting Agreement between Avis Budget Group, Inc. and Ronald L .Nelson, dated May 23, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 24, 2018).

10.4
Tenth Master Amendment and Restatement Deed, by and among CarFin Finance International DAC, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate And Investment Bank, the Opcos, Servicers, Lessees and FleetCos listed therein, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, the Account Banks listed therein, Deutsche Bank Ag, London Branch, the Senior Noteholders and certain other entities named therein, dated May 30, 2018. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 5, 2018). *

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
___________

*
Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.