Form 10-Q
period 2018-09-30
AVIS BUDGET GROUP, INC.
filed 2018-11-06
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares outstanding of the issuer’s common stock was 77,346,138 shares as of October 31, 2018.

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
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$2,778	$2,752	$7,074	$6,829

Expenses
Operating	1,294	1,256	3,561	3,413
Vehicle depreciation and lease charges, net	587	616	1,693	1,717
Selling, general and administrative	336	320	953	875
Vehicle interest, net	85	78	237	215
Non-vehicle related depreciation and amortization	62	66	190	194
Interest expense related to corporate debt, net:
Interest expense	44	45	139	142
Early extinguishment of debt	—	—	5	3
Transaction-related costs, net	11	—	18	8
Restructuring and other related charges	4	7	14	52
Total expenses	2,423	2,388	6,810	6,619

Income before income taxes	355	364	264	210
Provision for income taxes	142	119	112	69

Net income	$213	$245	$152	$141

Comprehensive income	$207	$279	$104	$251

Earnings per share
Basic	$2.71	$2.96	$1.90	$1.68
Diluted	$2.68	$2.91	$1.88	$1.65
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$605	$611
Receivables, net	918	922
Other current assets	657	533
Total current assets	2,180	2,066

Property and equipment, net	719	704
Deferred income taxes	1,065	931
Goodwill	1,064	1,073
Other intangibles, net	844	850
Other non-current assets	267	196
Total assets exclusive of assets under vehicle programs	6,139	5,820

Assets under vehicle programs:
Program cash	151	283
Vehicles, net	12,163	10,626
Receivables from vehicle manufacturers and other	772	547
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	516	423
	13,602	11,879
Total assets	$19,741	$17,699

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,885	$1,619
Short-term debt and current portion of long-term debt	23	26
Total current liabilities	1,908	1,645

Long-term debt	3,538	3,573
Other non-current liabilities	767	717
Total liabilities exclusive of liabilities under vehicle programs	6,213	5,935

Liabilities under vehicle programs:
Debt	3,800	2,741
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	7,122	6,480
Deferred income taxes	1,775	1,594
Other	310	376
	13,007	11,191
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, at each date	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, at each date	1	1
Additional paid-in capital	6,766	6,820
Accumulated deficit	(1,103)	(1,222)
Accumulated other comprehensive income (loss)	(78)	(24)
Treasury stock, at cost—59 and 56 shares, respectively	(5,065)	(5,002)
Total stockholders’ equity	521	573
Total liabilities and stockholders’ equity	$19,741	$17,699

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income	$152	$141
Adjustments to reconcile net income to net cash provided by operating activities:
Vehicle depreciation	1,536	1,500
(Gain) loss on sale of vehicles, net	(35)	53
Non-vehicle related depreciation and amortization	190	194
Stock-based compensation	18	8
Amortization of debt financing fees	21	25
Early extinguishment of debt costs	5	3
Net changes in assets and liabilities:
Receivables	(140)	(112)
Income taxes and deferred income taxes	78	16
Accounts payable and other current liabilities	138	74
Other, net	132	139
Net cash provided by operating activities	2,095	2,041

Investing activities
Property and equipment additions	(157)	(138)
Proceeds received on asset sales	9	6
Net assets acquired (net of cash acquired)	(64)	(17)
Other, net	(44)	6
Net cash used in investing activities exclusive of vehicle programs	(256)	(143)

Vehicle programs:
Investment in vehicles	(10,079)	(9,672)
Proceeds received on disposition of vehicles	6,752	6,872
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(116)	(33)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	22	—
	(3,421)	(2,833)
Net cash used in investing activities	(3,677)	(2,976)

Avis Budget Group, Inc. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued) (In millions) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Financing activities
Proceeds from long-term borrowings	81	589
Payments on long-term borrowings	(99)	(596)
Net change in short-term borrowings	(4)	(3)
Repurchases of common stock	(143)	(144)
Debt financing fees	(9)	(9)
Other, net	3	—
Net cash used in financing activities exclusive of vehicle programs	(171)	(163)

Vehicle programs:
Proceeds from borrowings	13,371	14,276
Payments on borrowings	(11,727)	(12,930)
Debt financing fees	(19)	(8)
	1,625	1,338
Net cash provided by financing activities	1,454	1,175

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(5)	41

Net (decrease) increase in cash and cash equivalents, program and restricted cash	(133)	281
Cash and cash equivalents, program and restricted cash, beginning of period	901	720
Cash and cash equivalents, program and restricted cash, end of period	$768	$1,001
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

The operating results of acquired businesses are included in the accompanying Consolidated Condensed Financial Statements from the dates of acquisition. The Company has completed the business acquisitions discussed in Note 5 to these Consolidated Condensed Financial Statements. Differences between the preliminary allocation of purchase price and the final allocation for the Company’s fourth quarter 2017 acquisitions of ACL Hire Limited and various licensees in Europe and North America were not material.

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

As of December 31, 2017, the Company elected to adopt the provisions of ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” early on a retrospective basis. ASU 2016-18 clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. The following table provides the impact of adoption on the Company’s Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2017.

	Nine Months Ended September 30, 2017
	As Previously Reported	Effect of Change	As Adjusted
Decrease in program cash	$53	$(53)	$—
Other, net	5	1	6
Net cash used in investing activities	(2,924)	(52)	(2,976)

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	32	9	41

Net increase in cash and cash equivalents, program and restricted cash	324	(43)	281
Cash and cash equivalents, program and restricted cash, beginning of period	490	230	720
Cash and cash equivalents, program and restricted cash, end of period	$814	$187	$1,001

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

	As of September 30,
	2018	2017
Cash and cash equivalents	$605	$814
Program cash	151	180
Restricted cash (a)	12	7
Total cash and cash equivalents, program and restricted cash	$768	$1,001
________

(a)	Included within other current assets.

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

Currency Transactions. The Company records the gain or loss on foreign-currency transactions on certain intercompany loans and the gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three and nine months ended September 30, 2018 and 2017, the Company recorded an immaterial amount in each period.

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

Recognition and Measurement of Financial Assets and Financial Liabilities

On January 1, 2018, as a result of a new accounting pronouncement, the Company adopted ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” along with a related clarifying update, which makes limited amendments to the classification and measurement of financial instruments. The amendments supersede the guidance to classify equity securities with readily determinable fair values into different categories (trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. Accordingly, the Company has reclassified $2 million of net unrealized gains associated with available for sale equity securities from accumulated other comprehensive loss to beginning accumulated deficit (see Note 14 - Stockholders’ Equity). This ASU has no impact on the Company’s accounting for equity method investments.

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

The impact of adoption of Topic 606 on the Company’s Consolidated Condensed Statement of Comprehensive Income for the three months ended September 30, 2018 was not material. The impact of adoption of Topic 606 on the Company’s Consolidated Condensed Statement of Comprehensive Income for the nine months ended September 30, 2018 and Consolidated Condensed September 30, 2018 Balance Sheet was as follows:

	Nine Months Ended September 30, 2018
	As Reported	Balances without Adoption of Topic 606	Effect of Change
Consolidated Condensed Statement of Comprehensive Income
Revenues	$7,074	$7,083	$(9)

Expenses
Operating	3,561	3,564	(3)
Total expenses	6,810	6,813	(3)

Income before income taxes	264	270	(6)
Provision for income taxes	112	114	(2)
Net income	$152	$156	$(4)

Comprehensive income	$104	$108	$(4)

	September 30, 2018
	As Reported	Balances without Adoption of Topic 606	Effect of Change
Consolidated Condensed Balance Sheet
Deferred income taxes	$1,065	$1,053	$12
Total assets exclusive of assets under vehicle programs	6,139	6,127	12
Total assets	19,741	19,729	12

Accounts payable and other current liabilities	1,885	1,879	6
Total current liabilities	1,908	1,902	6

Other non-current liabilities	767	717	50
Total liabilities exclusive of liabilities under vehicle programs	6,213	6,163	50

Accumulated deficit	(1,103)	(1,059)	(44)
Total stockholders’ equity	$521	$565	$(44)

Recently Issued Accounting Pronouncements

Intangibles—Goodwill and Other—Internal-Use Software

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15 “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement That Is a Service Contract”, which provides guidance for determining when the arrangement includes a software license. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The amendments in this Update also require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, to present the expense in the same line in its statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in its statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in its balance sheet in the same line that a prepayment for the fees of the associated hosting arrangement would be presented. ASU 2018-15 becomes effective for the Company on January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of adopting this accounting pronouncement on its Consolidated Condensed Financial Statements.

Compensation—Retirement Benefits—Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans,” which adds, removes, and clarifies disclosure requirements related to defined benefit pension and other postretirement plans. These changes are part of the FASB’s disclosure framework project, which the Board launched in 2014 to improve the effectiveness of disclosures in notes to financial statements. ASU 2018-14 becomes effective for the Company on January 1, 2021. Early adoption is permitted. The adoption of this accounting pronouncement is not expected to have a material impact on the Company's Consolidated Condensed Financial Statements.

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” which adds, removes, and modifies disclosure requirements related to fair value measurements. ASU 2018-13 becomes effective for the Company on January 1, 2020. Early adoption is permitted. The adoption of this accounting pronouncement is not expected to have a material impact on the Company's Consolidated Condensed Financial Statements.

Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 becomes effective for the Company on January 1, 2019. Early adoption is permitted. The adoption of this accounting pronouncement is not expected to have an impact on the Company's Consolidated Condensed Financial Statements.

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

The Company is in the process of implementing these ASUs and expects most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption, which will materially increase total assets and total liabilities relative to such amounts prior to adoption. The Company has determined portions of its vehicle rental contracts that convey the right to control the use of identified assets are within the scope of the accounting guidance contained in these ASUs. As discussed in Revenue from Contracts with Customers above, the Company’s rental related revenues are accounted for under the revenue accounting standard Topic 606, until the adoption of this lease accounting standard Topic 842 on January 1, 2019.

Income Taxes

In January 2018, the FASB issued FASB Staff Question and Answer Topic 740, No. 5: Accounting for Global Intangible Low-Taxed Income (“GILTI”), which provides guidance on accounting for the GILTI provisions of the U.S. enacted tax reform legislation (“the Tax Act”). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance allows accounting for tax on GILTI to be treated as a deferred tax item or as a component of current period income tax expense in the year incurred, subject to an accounting policy election. The Company will complete its analysis during the fourth quarter of 2018 and will elect an accounting policy at such time.

2.	Revenues

The following table presents the Company’s revenues disaggregated by geography.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Americas	$1,844	$4,782
Europe, Middle East and Africa	784	1,830
Asia and Australasia	150	462
Total revenues	$2,778	$7,074

The following table presents the Company’s revenues disaggregated by brand.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Avis	$1,599	$4,095
Budget	953	2,372
Other	226	607
Total revenues	$2,778	$7,074
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

The following table presents changes in the Company’s contract liabilities during the nine months ended September 30, 2018.

	Balance at January 1, 2018	Revenue deferred	Revenue recognized	Balance at September 30, 2018
Prepaid rentals(a)	$101	$1,406	$1,384	$123
Other deferred revenue(b)	93	167	167	93
Total deferred revenue	$194	$1,573	$1,551	$216
________

(a)	At September 30, 2018, included in accounts payable and other current liabilities.

(b)
At September 30, 2018, $38 million included in accounts payable and other current liabilities and $55 million in other non-current liabilities. Non-current amounts are expected to be recognized as revenue within two to three years.

3.	Restructuring and Other Related Charges

Restructuring

During first quarter 2018, the Company initiated a strategic restructuring plan to improve processes and reduce headcount in response to its new workforce planning technology that allows more effective management of staff levels (“Workforce planning”). During the nine months ended September 30, 2018, as part of this process, the Company formally communicated the termination of employment to 119 employees, and as of September 30, 2018, the Company had terminated the employment of 115 of these employees. The costs associated with this initiative primarily represent severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in cash. The Company expects further restructuring expense of approximately $5 million related to this initiative to be incurred in 2018.

During fourth quarter 2017, the Company initiated a strategic restructuring initiative to better position its truck rental operations in the U.S., in which it closed certain rental locations and reduced the size of the older rental fleet, with the intent to increase fleet utilization and reduce vehicle and overhead costs (“Truck initiative”). The Company expects no further restructuring expense related to this initiative.

During first quarter 2017, the Company initiated a strategic restructuring initiative to drive operational efficiency throughout the organization by reducing headcount, improving processes and consolidating functions, closing certain rental locations and decreasing the size of its fleet (“T17”). As of September 30, 2018, the Company had terminated the employment of 673 employees related to this initiative. The costs associated with this initiative primarily represent severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in cash. This initiative is substantially complete.

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded within the Company’s reporting segments for restructuring charges and corresponding payments and utilizations:

	Americas	International	Total
Balance as of January 1, 2018	$1	$3	$4
Restructuring charge:
Workforce planning	2	7	9
Truck initiative	2	—	2
T17	2	—	2
Restructuring payment/utilization:
Workforce planning	(2)	(6)	(8)
Truck initiative	(2)	—	(2)
T17	(2)	(2)	(4)
Balance as of September 30, 2018	$1	$2	$3

	Personnel Related	Other (a)	Total
Balance as of January 1, 2018	$4	$—	$4
Restructuring charge:
Workforce planning	8	1	9
Truck initiative	—	2	2
T17	—	2	2
Restructuring payment/utilization:
Workforce planning	(8)	—	(8)
Truck initiative	—	(2)	(2)
T17	(2)	(2)	(4)
Balance as of September 30, 2018	$2	$1	$3
__________

(a)	Includes expenses primarily related to the disposition of vehicles.

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

Limited Voluntary Opportunity Plans (“LVOP”)

During 2017, the Company offered voluntary termination programs to certain employees in the Americas’ field operations, shared services, and general and administrative functions for a limited time. These employees, if qualified, elected resignation from employment in return for enhanced severance benefits to be settled in cash. During the nine months ended September 30, 2017, the Company recorded other related charges of $14 million. As of September 30, 2018, 358 qualified employees elected to participate in the plan and the employment of all participants had been terminated.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income for basic and diluted EPS	$213	$245	$152	$141

Basic weighted average shares outstanding	78.8	82.6	80.1	84.1
Options and non-vested stock (a)	0.7	1.4	0.9	1.4
Diluted weighted average shares outstanding	79.5	84.0	81.0	85.5

Earnings per share:
Basic	$2.71	$2.96	$1.90	$1.68
Diluted	$2.68	$2.91	$1.88	$1.65
__________

(a)
For the three months ended September 30, 2018 and 2017, 0.5 million and 0.7 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. For the nine months ended September 30, 2018 and 2017, 0.2 million and 0.8 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

5.	Acquisitions and Other Investments

Acquisitions

2018

Avis and Budget Licensees

In 2018, the Company completed the acquisitions of various licensees in Europe and North America, for approximately $31 million, net of cash. These investments were in line with the Company’s strategy to re-acquire licensees when advantageous to expand its footprint of Company-operated locations. The acquired fleet was financed under the Company’s existing financing arrangements. In connection with these acquisitions, approximately $36 million was recorded in license agreements. The license agreements are being amortized over a weighted average useful life of approximately two years. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

Morini S.p.A.

In July 2018, the Company completed the acquisition of Morini S.p.A. (”Morini”) for €35 million (approximately $40 million), net of acquired cash, plus potential earn-out payments of €5 million (approximately $6 million) based on Morini’s performance over the next two years. During the three months ended September 30, 2018, the Company paid €28 million (approximately $32 million). The remainder of the purchase price will be paid during the three months ended March 31, 2020. The investment enabled the Company to expand its footprint of vehicle rental services in Northern Italy. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s International reportable segment. In connection with this acquisition, approximately $21 million was recorded in goodwill, $19 million was recorded in license agreements, $3 million was recorded in customer relationships and $3 million related to trademarks was recorded in other intangibles. The license agreements, customer relationships and trademarks are being amortized over a weighted average useful life of approximately 14 years. The goodwill is not deductible for tax purposes. The fair value of assets acquired and liabilities assumed has not been finalized and is therefore subject to change.

Other Investments

In March 2018, the Company made an initial equity investment of €15 million ($19 million) in its licensee in Greece (“Greece”), for a 20% ownership stake. In connection with this investment, the Company entered into an agreement to purchase an additional 20% equity interest, 10% in March 2019 and 10% in March 2020, for

€15 million. In June 2018, the Company completed its purchase of the additional 20% equity investment for €16 million ($18 million), including an acceleration premium, and as of June 30, 2018, had a 40% ownership stake in Greece. The Company’s equity investment is recorded within other non-current assets. The Company’s share of Greece’s results are reported within operating expenses and are $7 million for both the three and nine months ended September 30, 2018.

6.	Other Current Assets

Other current assets consisted of:

	As of September 30, 2018	As of December 31, 2017
Sales and use taxes	$257	$174
Prepaid expenses	230	196
Other	170	163
Other current assets	$657	$533

7.	Intangible Assets

Intangible assets consisted of:

	As of September 30, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements (a)	$319	$160	$159	$281	$140	$141
Customer relationships	240	136	104	242	119	123
Other	51	20	31	51	18	33
Total	$610	$316	$294	$574	$277	$297

Unamortized Intangible Assets
Goodwill (b)	$1,064			$1,073
Trademarks	$550			$553
_________

(a)	The change in the carrying amount since December 31, 2017, primarily reflects the acquisitions of Avis and Budget Licensees and Morini (see Note 5 - Acquisitions and Other Investments).

(b)	The change in the carrying amount since December 31, 2017, primarily reflects currency translation, partially offset by acquisitions (see Note 5 - Acquisitions and Other Investments).

For the three months ended September 30, 2018 and 2017, amortization expense related to amortizable intangible assets was approximately $15 million and $17 million, respectively. For the nine months ended September 30, 2018 and 2017, amortization expense related to amortizable intangible assets was approximately $48 million, in each period. Based on the Company’s amortizable intangible assets at September 30, 2018, the Company expects amortization expense of approximately $17 million for the remainder of 2018, $52 million for 2019, $45 million for 2020, $32 million for 2021, $26 million for 2022 and $23 million for 2023, excluding effects of currency exchange rates.

8.	Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	September 30,	December 31,
	2018	2017
Rental vehicles	$13,418	$11,652
Less: Accumulated depreciation	(1,701)	(1,652)
	11,717	10,000
Vehicles held for sale	446	626
Vehicles, net	$12,163	$10,626

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation expense	$540	$547	$1,536	$1,500
Lease charges	72	67	192	164
(Gain) loss on sale of vehicles, net	(25)	2	(35)	53
Vehicle depreciation and lease charges, net	$587	$616	$1,693	$1,717

At September 30, 2018 and 2017, the Company had payables related to vehicle purchases included in liabilities under vehicle programs - other of $269 million and $231 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $757 million and $707 million, respectively.

9.	Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2018 is a provision of 42.4%. Such rate differed from the Federal statutory rate of 21.0% primarily due to an adjustment of the one-time transition tax on the deemed repatriation of cumulative foreign subsidiary earnings initially recorded during the three months ended December 31, 2017 and taxes on the Company’s international operations.

The Company’s effective tax rate for the nine months ended September 30, 2017 was a provision of 32.9%. Such rate differed from the Federal statutory rate of 35.0% primarily due to foreign taxes as a result of the mix of the Company’s earnings between the U.S. and foreign jurisdictions.

In December 2017, the Tax Act made substantial changes to corporate income tax laws. The Company is recognizing the effects of the Tax Act in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of FASB Accounting Standards Codification Topic 740, Income Taxes, in the reporting period that the Tax Act was signed into law.

During the three months ended December 31, 2017 the Company had recorded a provisional income tax benefit of $317 million related to the remeasurement of its net deferred income tax liabilities as a result of the reduced corporate tax rate and a provisional tax expense of $104 million for the one-time transition tax on the deemed repatriation of cumulative foreign subsidiary earnings. During the three months ended September 30, 2018, the Company revised the provisional expense of $104 million and recorded an additional tax expense of $30 million resulting from revised estimated calculations of historical earnings of foreign subsidiaries.

During the fourth quarter of 2018, the Company will finalize the accounting for the effects of the Tax Act. Additional information needed to finalize the provisional tax benefit on the remeasurement of net deferred income tax liabilities include calculations and analysis of the repeal of the like-kind exchange provisions and calculations of effective corporate state income tax rates based on the filing of the Company’s 2017 U.S. corporate income tax returns during the fourth quarter of 2018. The provisional tax expense for the one-time transition tax on cumulative foreign earnings will be finalized based on the analysis of state tax laws and guidance on the transition tax.

In addition, the Company continues to evaluate whether or not to continue to assert indefinite reinvestment on a part or all of its undistributed foreign earnings. This requires the Company to analyze its global working capital and cash requirements in light of the Tax Act and the potential tax liabilities attributable to a repatriation to the U.S., such as foreign withholding taxes and U.S. tax on currency transaction gains or losses. The Company did not record any deferred taxes attributable to its investments in its foreign subsidiaries. The Company will record the tax effects of any change in its assertion during the fourth quarter of 2018.

10.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	September 30,	December 31,
	2018	2017
Accounts payable	$396	$359
Accrued sales and use taxes	307	218
Accrued advertising and marketing	223	190
Accrued payroll and related	188	176
Deferred revenue – current	161	135
Public liability and property damage insurance liabilities – current	144	145
Accrued insurance	117	103
Other	349	293
Accounts payable and other current liabilities	$1,885	$1,619

11.	Long-term Corporate Debt and Borrowing Arrangements

Long-term corporate debt and borrowing arrangements consisted of:

		As of	As of
	Maturity Dates	September 30,	December 31,
		2018	2017
Floating Rate Term Loan	March 2022	$—	$1,136
5⅛% Senior Notes	June 2022	400	400
5½% Senior Notes	April 2023	675	675
6⅜% Senior Notes	April 2024	350	350
4⅛% euro-denominated Senior Notes	November 2024	348	360
Floating Rate Term Loan (a)	February 2025	1,126	—
5¼% Senior Notes	March 2025	375	375
4½% euro-denominated Senior Notes	May 2025	290	300
Other (b)		40	49
Deferred financing fees		(43)	(46)
Total		3,561	3,599
Less: Short-term debt and current portion of long-term debt		23	26
Long-term debt		$3,538	$3,573
__________

(a)
The floating rate term loan is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of September 30, 2018, the floating rate term loan due 2025 bears interest at one-month LIBOR plus 200 basis points, for an aggregate rate of 4.25%. The Company has entered into a swap to hedge $700 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.67%.

(b)	Primarily includes capital leases which are secured by liens on the related assets.

In February 2018, the Company amended the terms of its Floating Rate Term Loan due 2022 and extended its maturity term to 2025.

Committed Credit Facilities and Available Funding Arrangements

At September 30, 2018, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2023 (a)	$1,800	$—	$1,084	$716
Other facilities (b)	1	1	—	—
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 3.25% as of September 30, 2018.

In February 2018, the Company amended the terms of its Senior revolving credit facility maturing 2021 and extended its maturity to 2023.

At September 30, 2018, the Company had various uncommitted credit facilities available, under which it had drawn approximately $1 million, which bear interest at rates between 0.74% and 6.60%.
Debt Covenants

The agreements governing the Company’s corporate indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. As of September 30, 2018, the Company was in compliance with the financial covenants governing its indebtedness.

12.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	September 30,	December 31,
	2018	2017
Americas - Debt due to Avis Budget Rental Car Funding (a)	$7,154	$6,516
Americas - Debt borrowings (a)	855	660
International - Debt borrowings (a)	2,753	1,942
International - Capital leases	201	146
Other	7	1
Deferred financing fees (b)	(48)	(44)
Total	$10,922	$9,221
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company’s car rental fleet.

(b)	Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of September 30, 2018 and December 31, 2017 were $33 million and $36 million, respectively.

In April 2018, the Company’s Avis Budget Rental Car Funding subsidiary issued approximately $400 million in asset-backed notes with an expected final payment date of September 2023. The weighted average interest rate was approximately 4%. The Company used the proceeds from these borrowings to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States.

In June 2018, the Company increased its capacity under the European rental fleet securitization program by €150 million (approximately $175 million) to €1.8 billion (approximately $2.1 billion) and extended its maturity to 2021. The Company used the proceeds to finance fleet purchases for certain of the Company’s European operations.

Debt Maturities

The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at September 30, 2018.

Debt under Vehicle Programs
Within 1 year	$1,590
Between 1 and 2 years	2,759
Between 2 and 3 years	4,487
Between 3 and 4 years	823
Between 4 and 5 years	1,067
Thereafter	244
Total	$10,970

Committed Credit Facilities and Available Funding Arrangements

As of September 30, 2018, available funding under the Company’s vehicle programs, including related party debt due to Avis Budget Rental Car Funding, consisted of:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding	$8,629	$7,154	$1,475
Americas - Debt borrowings	978	855	123
International - Debt borrowings	3,072	2,753	319
International - Capital leases	223	201	22
Other	7	7	—
Total	$12,909	$10,970	$1,939
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)
The outstanding debt is collateralized by vehicles and related assets of $8.7 billion for Americas - Debt due to Avis Budget Rental Car Funding; $1.2 billion for Americas - Debt borrowings; $3.0 billion for International - Debt borrowings; and $0.2 billion for International - Capital leases.

Debt Covenants

The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of September 30, 2018, the Company is not aware of any instances of non-compliance with any of the financial covenants contained in the debt agreements under its vehicle-backed funding programs.

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

The Company is involved in claims, legal proceedings and governmental inquiries that are incidental to its vehicle rental and car sharing operations, including, among others, contract and licensee disputes, competition matters, employment and wage-and-hour claims, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. The Company estimates that the potential exposure resulting from adverse outcomes of legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $50 million in excess of amounts accrued as of September 30, 2018. The Company does not believe that the impact should result in a material liability to the Company in relation to its consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $5.0 billion of vehicles from manufacturers over the next 12 months financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers’ satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations

Concentrations of credit risk at September 30, 2018 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $23 million and $14 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

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

Share Repurchases

The Company’s Board of Directors has authorized the repurchase of up to $1.7 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in August 2018. During the nine months ended September 30, 2018, the Company repurchased approximately 3.5 million shares of common stock at a cost of approximately $129 million under the program. During the nine months ended September 30, 2017, the Company repurchased approximately 4.2 million shares of common stock at a cost of approximately $127 million under the program. As of September 30, 2018, approximately $222 million of authorization remains available to repurchase common stock under this plan.

Total Comprehensive Income (Loss)

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income.

The components of other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$213	$245	$152	$141
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $(1), $9, $(6) and $29, respectively)	(8)	32	(61)	105
Net unrealized gain (loss) on available-for-sale securities (net of tax of $0, $(1), $0, $(1), respectively)	—	—	—	1
Net unrealized gain (loss) on cash flow hedges (net of tax of $0, $(1), $(3) and $0, respectively)	—	1	8	—
Minimum pension liability adjustment (net of tax of $0, $(1), $(1) and $(2), respectively)	2	1	5	4
	(6)	34	(48)	110
Comprehensive income	$207	$279	$104	$251
__________
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries (See Note 9 - Income Taxes).

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(a)	Net Unrealized Gains (Losses) on Available-for Sale Securities	Minimum Pension Liability Adjustment(b)	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$71	$5	$2	$(102)	$(24)
Cumulative effect of accounting change (c)	7	1	(2)	(12)	(6)
Balance, January 1, 2018	$78	$6	$—	$(114)	$(30)
Other comprehensive income (loss) before reclassifications	(61)	9	—	1	(51)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1)	—	4	3
Net current-period other comprehensive income (loss)	(61)	8	—	5	(48)
Balance, September 30, 2018	$17	$14	$—	$(109)	$(78)

Balance, January 1, 2017	$(39)	$2	$1	$(118)	$(154)
Other comprehensive income (loss) before reclassifications	105	(2)	1	—	104
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	—	4	6
Net current-period other comprehensive income (loss)	105	—	1	4	110
Balance, September 30, 2017	$66	$2	$2	$(114)	$(44)
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include a $56 million gain, net of tax, as of

September 30, 2018 related to the Company’s hedge of its net investment in euro-denominated foreign operations (see Note 16 - Financial Instruments).

(a)
For the three and nine months ended September 30, 2018, the amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $2 million ($1 million, net of tax), in each period. For the three and nine months ended September 30, 2017, the amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $1 million ($1 million, net of tax) and $3 million ($2 million, net of tax), respectively.

(b)	For the three and nine months ended September 30, 2018, amounts reclassified from accumulated other comprehensive income
(loss) into selling, general and administrative expenses were $2 million ($2 million, net of tax) and $6 million ($4 million, net of tax), respectively. For the three and nine months ended September 30, 2017, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $2 million ($1 million, net of tax) and $6 million ($4 million, net of tax), respectively.

(c)	See Note 1 - Basis of Presentation for the impact of adoption of ASU 2016-01 and ASU 2018-02.

15.	Stock-Based Compensation

The Company recorded stock-based compensation expense of $7 million and $1 million ($5 million and $1 million, net of tax) during the three months ended September 30, 2018 and 2017, respectively, and $18 million and $6 million ($14 million and $4 million, net of tax) during the nine months ended September 30, 2018 and 2017, respectively.

The activity related to restricted stock units (“RSUs”) consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2018	1,160	$34.54
Granted (a)	321	48.41
Vested (b)	(559)	36.01
Forfeited	(75)	35.97
Outstanding and expected to vest at September 30, 2018 (c)	847	$38.70	1.0	$27
Performance-based and market-based RSUs
Outstanding at January 1, 2018	994	$33.06
Granted (a)	353	48.52
Vested	—	—
Forfeited	(176)	50.06
Outstanding at September 30, 2018	1,171	$35.17	1.3	$38
Outstanding and expected to vest at September 30, 2018 (c)	267	$44.25	2.1	$9
__________

(a)
Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs and performance-based RSUs granted during the nine months ended September 30, 2017 was $35.32 and $35.21, respectively.

(b)	The total fair value of RSUs vested during September 30, 2018 and 2017 was $20 million and $23 million, respectively.

(c)	Aggregate unrecognized compensation expense related to time-based RSUs and performance-based RSUs amounted to $35 million and will be recognized over a weighted average vesting period of 1.3 years.

The stock option activity consisted of (in thousands of shares):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2018	273	$7.08	1.7	$10
Granted	—	—		—
Exercised	(194)	9.64		8
Forfeited/expired	—	—		—
Outstanding and exercisable at September 30, 2018	79	$0.79	0.3	$2

16.	Financial Instruments

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
The amount of gains or losses reclassified from other comprehensive income (loss) to earnings resulting from ineffectiveness or from excluding a component of the hedges’ gain or loss from the effectiveness calculation for cash flow and net investment hedges during the three and nine months ended September 30, 2018 and 2017 was not material, nor is the amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income (loss) to earnings over the next 12 months.

Interest Rate Risk. The Company uses various hedging strategies including interest rate swaps and interest rate caps to create what it deems an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps and interest rate caps to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. The Company records the effective portion of changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized. The Company records the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, in its Consolidated Condensed Statements of Comprehensive Income. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from accumulated other comprehensive income (loss) into earnings. The amount of gains or losses reclassified from other comprehensive income (loss) to earnings resulting from ineffectiveness related to the Company’s cash flow hedges was not material during the three and nine months ended September 30, 2018 and 2017. The Company estimates that $7 million of gains currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.

The Company enters into derivative commodity contracts to manage its exposure in the U.S. to changes in the price of unleaded gasoline. Changes in the fair value of these derivatives are recorded within operating expenses.

The Company held derivative instruments with absolute notional values as follows:

As of September 30, 2018
Interest rate caps (a)	$8,482
Interest rate swaps	1,500
Foreign exchange contracts	1,103

Commodity contracts (millions of gallons of unleaded gasoline)	4
__________

(a)
Represents $5.7 billion of interest rate caps sold, partially offset by approximately $2.7 billion of interest rate caps purchased. These amounts exclude $3.0 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary as it is not consolidated by the Company.

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of September 30, 2018		As of December 31, 2017
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$20	$—	$8	$—

Derivatives not designated as hedging instruments
Interest rate caps (b)	1	7	—	1
Foreign exchange contracts (c)	5	7	3	7
Total	$26	$14	$11	$8
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income (loss).

(a)	Included in other non-current assets or other non-current liabilities.

(b)	Included in assets under vehicle programs or liabilities under vehicle programs.

(c)	Included in other current assets or other current liabilities.

The effects of derivatives recognized in the Company’s Consolidated Condensed Financial Statements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Derivatives designated as hedging instruments (a)
Interest rate swaps	$—	$1	$8	$—
Euro-denominated notes	3	(13)	16	(44)
Derivatives not designated as hedging instruments (b)
Interest rate caps (c)	(3)	(1)	(4)	(1)
Foreign exchange contracts (d)	6	(11)	25	(44)
Commodity contracts (e)	—	1	1	(1)
Total	$6	$(23)	$46	$(90)
__________

(a)	Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.

(b)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.

(c)	Included primarily in vehicle interest, net.

(d)
For the three months ended September 30, 2018, included a $5 million gain in interest expense and a $1 million gain in operating expense and for the nine months ended September 30, 2018, included a $12 million gain in interest expense and a $13 million gain in operating expense. For the three months ended September 30, 2017, included a $7 million loss in interest expense and a $4 million loss in operating expense and for the nine months ended September 30, 2017, included a $25 million loss in interest expense and a $19 million loss in operating expense.

(e)	Included in operating expense.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments were as follows:

	As of September 30, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$23	$23	$26	$26
Long-term debt	3,538	3,590	3,573	3,677

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$7,122	$7,110	$6,480	$6,537
Vehicle-backed debt	3,793	3,804	2,740	2,745
Interest rate swaps and interest rate caps (a)	7	7	1	1
__________

(a)	Derivatives in a liability position.

17.	Segment Information

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

		Three Months Ended September 30,
		2018		2017
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$1,844	$313	$1,839	$303
	International	934	178	913	194
	Corporate and Other (a)	—	(15)	—	(15)
Total Company		$2,778	$476	$2,752	$482

Reconciliation of Adjusted EBITDA to income before income taxes
			2018		2017
	Adjusted EBITDA		$476		$482
Less:	Non-vehicle related depreciation and amortization		62		66
	Interest expense related to corporate debt, net		44		45
	Transaction-related costs, net		11		—
	Restructuring and other related charges		4		7
	Income before income taxes		$355		$364
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

		Nine Months Ended September 30,
		2018		2017
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$4,782	$435	$4,718	$379
	International	2,292	252	2,111	260
	Corporate and Other (a)	—	(48)	—	(44)
Total Company		$7,074	$639	$6,829	$595

Reconciliation of Adjusted EBITDA to income before income taxes
			2018		2017
	Adjusted EBITDA		$639		$595
Less:	Non-vehicle related depreciation and amortization		190		194
	Interest expense related to corporate debt, net:
	Interest expense		139		142
	Early extinguishment of debt		5		3
	Transaction-related costs, net		18		8
	Restructuring and other related charges		14		52
	Non-operational charges related to shareholder activist activity		9		—
	Charges for legal matter, net		—		(14)
	Income before income taxes		$264		$210
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

Since December 31, 2017, there have been no significant changes in segment assets exclusive of assets under vehicle programs. As of September 30, 2018 and December 31, 2017, Americas assets under vehicle programs were approximately $9.9 billion and $9.0 billion, respectively, due to seasonality. As of September 30, 2018 and December 31, 2017, International assets under vehicle programs were approximately $3.7 billion and $2.9 billion, respectively, due to seasonality.

18.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, Consolidating Condensed Balance Sheets as of September 30, 2018 and December 31, 2017, and Consolidating Condensed Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, and the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the notes issued by the Subsidiary Issuers. See Note 11 - Long-term Corporate Debt and Borrowing Arrangements for additional description of these guaranteed notes. The Senior Notes are guaranteed by the Parent and certain subsidiaries.

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

The following tables provide the impact of adoption of ASU 2016-18 on the Company’s Consolidating Condensed Statements of Cash Flows for the nine months ended September 30, 2017.

	Nine Months Ended September 30, 2017
	As Previously Reported Non-Guarantor	Effect of Change	As Adjusted Non-Guarantor	As Previously Reported Total	Effect of Change	As Adjusted Total
Decrease in program cash	$53	$(53)	$—	$53	$(53)	$—
Other, net	5	1	6	5	1	6
Net cash used in investing activities	(3,130)	(52)	(3,182)	(2,924)	(52)	(2,976)

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	32	9	41	32	9	41

Net increase in cash and cash equivalents, program and restricted cash	319	(43)	276	324	(43)	281
Cash and cash equivalents, program and restricted cash, beginning of period	475	230	705	490	230	720
Cash and cash equivalents, program and restricted cash, end of period	$794	$187	$981	$814	$187	$1,001

The following table provides a reconciliation of the cash and cash equivalents, program and restricted cash reported within the Consolidating Condensed Balance Sheets to the amounts shown in the Consolidating Condensed Statements of Cash Flows.

	As of September 30,
	2018		2017
	Non-Guarantor	Total	Non-Guarantor	Total
Cash and cash equivalents	$529	$605	$794	$814
Program cash	151	151	180	180
Restricted cash (a)	12	12	7	7
Total cash and cash equivalents, program and restricted cash	$692	$768	$981	$1,001
_________

(a)	Included within other current assets.

Consolidating Condensed Statements of Comprehensive Income

Three Months Ended September 30, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$—	$1,592	$1,746	$(560)	$2,778

Expenses
Operating	—	3	737	554	—	1,294
Vehicle depreciation and lease charges, net	—	—	540	551	(504)	587
Selling, general and administrative	10	3	182	141	—	336
Vehicle interest, net	—	—	59	82	(56)	85
Non-vehicle related depreciation and amortization	—	—	36	26	—	62
Interest expense related to corporate debt, net:
Interest expense	—	37	—	7	—	44
Intercompany interest expense (income)	(3)	1	9	(7)	—	—
Transaction-related costs, net	—	—	2	9	—	11
Restructuring and other related charges	—	—	2	2	—	4
Total expenses	7	44	1,567	1,365	(560)	2,423
Income (loss) before income taxes and equity in earnings of subsidiaries	(7)	(44)	25	381	—	355
Provision for (benefit from) income taxes	(2)	(12)	119	37	—	142
Equity in earnings of subsidiaries	218	250	344	—	(812)	—
Net income	$213	$218	$250	$344	$(812)	$213

Comprehensive income	$207	$212	$244	$338	$(794)	$207

Nine Months Ended September 30, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$—	$4,171	$4,695	$(1,792)	$7,074

Expenses
Operating	2	4	2,035	1,520	—	3,561
Vehicle depreciation and lease charges, net	—	—	1,681	1,637	(1,625)	1,693
Selling, general and administrative	38	9	513	393	—	953
Vehicle interest, net	—	—	172	232	(167)	237
Non-vehicle related depreciation and amortization	—	1	108	81	—	190
Interest expense related to corporate debt, net:
Interest expense	—	115	2	22	—	139
Intercompany interest expense (income)	(9)	(8)	20	(3)	—	—
Early extinguishment of debt	—	5	—	—	—	5
Transaction-related costs, net	—	1	3	14	—	18
Restructuring and other related charges	—	—	6	8	—	14
Total expenses	31	127	4,540	3,904	(1,792)	6,810
Income (loss) before income taxes and equity in earnings of subsidiaries	(31)	(127)	(369)	791	—	264
Provision for (benefit from) income taxes	(13)	(34)	114	45	—	112
Equity in earnings of subsidiaries	170	263	746	—	(1,179)	—
Net income	$152	$170	$263	$746	$(1,179)	$152

Comprehensive income	$104	$122	$207	$687	$(1,016)	$104

Three Months Ended September 30, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$—	$1,569	$1,794	$(611)	$2,752

Expenses
Operating	—	5	710	541	—	1,256
Vehicle depreciation and lease charges, net	—	—	568	605	(557)	616
Selling, general and administrative	9	2	174	135	—	320
Vehicle interest, net	—	—	53	79	(54)	78
Non-vehicle related depreciation and amortization	—	—	41	25	—	66
Interest expense related to corporate debt, net:
Interest expense	—	38	2	5	—	45
Intercompany interest expense (income)	(3)	25	6	(28)	—	—
Restructuring and other related charges	—	5	(2)	4	—	7
Total expenses	6	75	1,552	1,366	(611)	2,388
Income (loss) before income taxes and equity in earnings of subsidiaries	(6)	(75)	17	428	—	364
Provision for (benefit from) income taxes	(6)	(30)	87	68	—	119
Equity in earnings of subsidiaries	245	290	360	—	(895)	—
Net income	$245	$245	$290	$360	$(895)	$245

Comprehensive income	$279	$278	$323	$392	$(993)	$279

Nine Months Ended September 30, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$—	$4,093	$4,595	$(1,859)	$6,829

Expenses
Operating	2	18	1,994	1,399	—	3,413
Vehicle depreciation and lease charges, net	—	—	1,728	1,690	(1,701)	1,717
Selling, general and administrative	29	6	485	355	—	875
Vehicle interest, net	—	—	150	223	(158)	215
Non-vehicle related depreciation and amortization	—	1	121	72	—	194
Interest expense related to corporate debt, net:
Interest expense	—	118	3	21	—	142
Intercompany interest expense (income)	(9)	80	17	(88)	—	—
Early extinguishment of debt	—	4	—	(1)	—	3
Restructuring and other related charges	—	7	37	8	—	52
Transaction-related costs, net	—	—	—	8	—	8
Total expenses	22	234	4,535	3,687	(1,859)	6,619
Income (loss) before income taxes and equity in earnings of subsidiaries	(22)	(234)	(442)	908	—	210
Provision for (benefit from) income taxes	(10)	(92)	59	112	—	69
Equity in earnings of subsidiaries	153	295	796	—	(1,244)	—
Net income	$141	$153	$295	$796	$(1,244)	$141

Comprehensive income	$251	$262	$405	$904	$(1,571)	$251

Consolidating Condensed Balance Sheets

As of September 30, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$3	$73	$—	$529	$—	$605
Receivables, net	—	—	247	671	—	918
Other current assets	1	100	109	447	—	657
Total current assets	4	173	356	1,647	—	2,180

Property and equipment, net	—	191	312	216	—	719
Deferred income taxes	13	842	169	41	—	1,065
Goodwill	—	—	471	593	—	1,064
Other intangibles, net	—	26	474	344	—	844
Other non-current assets	46	48	16	157	—	267
Intercompany receivables	156	399	1,880	906	(3,341)	—
Investment in subsidiaries	355	4,841	4,043	—	(9,239)	—
Total assets exclusive of assets under vehicle programs	574	6,520	7,721	3,904	(12,580)	6,139

Assets under vehicle programs:
Program cash	—	—	—	151	—	151
Vehicles, net	—	38	58	12,067	—	12,163
Receivables from vehicle manufacturers and other	—	2	—	770	—	772
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	516	—	516
	—	40	58	13,504	—	13,602
Total assets	$574	$6,560	$7,779	$17,408	$(12,580)	$19,741

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$13	$248	$633	$991	$—	$1,885
Short-term debt and current portion of long-term debt	—	17	2	4	—	23
Total current liabilities	13	265	635	995	—	1,908

Long-term debt	—	2,900	2	636	—	3,538
Other non-current liabilities	40	80	261	386	—	767
Intercompany payables	—	2,941	399	1	(3,341)	—
Total liabilities exclusive of liabilities under vehicle programs	53	6,186	1,297	2,018	(3,341)	6,213

Liabilities under vehicle programs:
Debt	—	19	50	3,731	—	3,800
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	7,122	—	7,122
Deferred income taxes	—	—	1,591	184	—	1,775
Other	—	—	—	310	—	310
	—	19	1,641	11,347	—	13,007
Total stockholders’ equity	521	355	4,841	4,043	(9,239)	521
Total liabilities and stockholders’ equity	$574	$6,560	$7,779	$17,408	$(12,580)	$19,741

As of December 31, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$4	$14	$—	$593	$—	$611
Receivables, net	—	—	255	667	—	922
Other current assets	4	89	101	339	—	533
Total current assets	8	103	356	1,599	—	2,066

Property and equipment, net	—	167	321	216	—	704
Deferred income taxes	14	704	154	59	—	931
Goodwill	—	—	471	602	—	1,073
Other intangibles, net	—	27	480	343	—	850
Other non-current assets	46	29	16	105	—	196
Intercompany receivables	187	382	1,506	824	(2,899)	—
Investment in subsidiaries	381	4,681	3,938	—	(9,000)	—
Total assets exclusive of assets under vehicle programs	636	6,093	7,242	3,748	(11,899)	5,820

Assets under vehicle programs:
Program cash	—	—	—	283	—	283
Vehicles, net	—	34	61	10,531	—	10,626
Receivables from vehicle manufacturers and other	—	1	—	546	—	547
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	423	—	423
	—	35	61	11,783	—	11,879
Total assets	$636	$6,128	$7,303	$15,531	$(11,899)	$17,699

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$23	$207	$552	$837	$—	$1,619
Short-term debt and current portion of long-term debt	—	17	3	6	—	26
Total current liabilities	23	224	555	843	—	1,645

Long-term debt	—	2,910	3	660	—	3,573
Other non-current liabilities	40	83	216	378	—	717
Intercompany payables	—	2,515	382	2	(2,899)	—
Total liabilities exclusive of liabilities under vehicle programs	63	5,732	1,156	1,883	(2,899)	5,935

Liabilities under vehicle programs:
Debt	—	15	57	2,669	—	2,741
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,480	—	6,480
Deferred income taxes	—	—	1,407	187	—	1,594
Other	—	—	2	374	—	376
	—	15	1,466	9,710	—	11,191
Total stockholders’ equity	573	381	4,681	3,938	(9,000)	573
Total liabilities and stockholders’ equity	$636	$6,128	$7,303	$15,531	$(11,899)	$17,699

Consolidating Condensed Statements of Cash Flows

Nine Months Ended September 30, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$139	$202	$88	$1,785	$(119)	$2,095

Investing activities
Property and equipment additions	—	(45)	(60)	(52)	—	(157)
Proceeds received on asset sales	—	2	2	5	—	9
Net assets acquired (net of cash acquired)	—	(3)	(5)	(56)	—	(64)
Other, net	—	(8)	—	(36)	—	(44)
Net cash provided by (used in) investing activities exclusive of vehicle programs	—	(54)	(63)	(139)	—	(256)

Vehicle programs:
Investment in vehicles	—	—	(4)	(10,075)	—	(10,079)
Proceeds received on disposition of vehicles	—	33	—	6,719	—	6,752
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	—	—	—	(116)	—	(116)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	—	—	—	22	—	22
	—	33	(4)	(3,450)	—	(3,421)
Net cash provided by (used in) investing activities	—	(21)	(67)	(3,589)	—	(3,677)

Financing activities
Proceeds from long-term borrowings	—	81	—	—	—	81
Payments on long-term borrowings	—	(97)	(2)	—	—	(99)
Net change in short-term borrowings	—	—	—	(4)	—	(4)
Debt financing fees	—	(9)	—	—	—	(9)
Repurchases of common stock	(143)	—	—	—	—	(143)
Other, net	3	(95)	(12)	(12)	119	3
Net cash provided by (used in) financing activities exclusive of vehicle programs	(140)	(120)	(14)	(16)	119	(171)

Vehicle programs:
Proceeds from borrowings	—	—	—	13,371	—	13,371
Payments on borrowings	—	(2)	(7)	(11,718)	—	(11,727)
Debt financing fees	—	—	—	(19)	—	(19)
	—	(2)	(7)	1,634	—	1,625
Net cash provided by (used in) financing activities	(140)	(122)	(21)	1,618	119	1,454

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	—	—	—	(5)	—	(5)

Net increase (decrease) in cash and cash equivalents, program and restricted cash	(1)	59	—	(191)	—	(133)
Cash and cash equivalents, program and restricted cash, beginning of period	4	14	—	883	—	901
Cash and cash equivalents, program and restricted cash, end of period	$3	$73	$—	$692	$—	$768

Nine Months Ended September 30, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$44	$(45)	$70	$2,007	$(35)	$2,041

Investing activities
Property and equipment additions	—	(36)	(56)	(46)	—	(138)
Proceeds received on asset sales	—	1	—	5	—	6
Net assets acquired (net of cash acquired)	—	(1)	(5)	(11)	—	(17)
Intercompany loan receipts (advances)	—	—	—	(264)	264	—
Other, net	100	—	—	6	(100)	6
Net cash provided by (used in) investing activities exclusive of vehicle programs	100	(36)	(61)	(310)	164	(143)

Vehicle programs:
Investment in vehicles	—	—	—	(9,672)	—	(9,672)
Proceeds received on disposition of vehicles	—	39	—	6,833	—	6,872
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	—	—	—	(33)	—	(33)
	—	39	—	(2,872)	—	(2,833)
Net cash provided by (used in) investing activities	100	3	(61)	(3,182)	164	(2,976)

Financing activities
Proceeds from long-term borrowings	—	325	—	264	—	589
Payments on long-term borrowings	—	(401)	(2)	(193)	—	(596)
Net change in short-term borrowings	—	—	—	(3)	—	(3)
Intercompany loan borrowings (payments)	—	264	—	—	(264)	—
Repurchases of common stock	(144)	—	—	—	—	(144)
Debt financing fees	—	(5)	—	(4)	—	(9)
Other, net	—	(135)	—	—	135	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(144)	48	(2)	64	(129)	(163)

Vehicle programs:
Proceeds from borrowings	—	—	—	14,276	—	14,276
Payments on borrowings	—	(1)	(7)	(12,922)	—	(12,930)
Debt financing fees	—	—	—	(8)	—	(8)
	—	(1)	(7)	1,346	—	1,338
Net cash provided by (used in) financing activities	(144)	47	(9)	1,410	(129)	1,175

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	—	—	—	41	—	41

Net increase in cash and cash equivalents, program and restricted cash	—	5	—	276	—	281
Cash and cash equivalents, program and restricted cash, beginning of period	3	12	—	705	—	720
Cash and cash equivalents, program and restricted cash, end of period	$3	$17	$—	$981	$—	$1,001

19.	Subsequent Events

In October 2018, the Company completed the acquisition of Turiscar Group, a provider of vehicle rental services in Portugal, for €27 million (approximately $31 million), of which €23 million (approximately $26 million) was paid. The remainder of the purchase price will be paid during the three months ended December 31, 2020.

In October 2018, the Company issued €350 million (approximately $404 million) of 4¾% euro-denominated Senior Notes due January 2026, at par, with interest payable semi-annually. The proceeds were used to redeem $400 million principal amount of 5⅛% Senior Notes due June 2022 for $410 million plus accrued interest.

In October 2018, the Company’s Avis Budget Rental Car Funding subsidiary issued approximately $550 million in asset-backed notes with an expected final payment date of March 2024 incurring interest at a weighted average rate of approximately 4%.

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

To date in 2018, worldwide demand for vehicle rental and other mobility solutions has increased and used-vehicle values in the U.S. have strengthened. We expect such economic conditions to continue in the remainder of 2018, counterbalanced by the incremental impact of rising interest rates, primarily in the Americas, higher salaries, wages and related benefits and other headwinds. We will continue to pursue opportunities to enhance our profitability and return on invested capital.

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

During the nine months ended September 30, 2018:

•	Our revenues totaled $7.1 billion, increasing 4% compared to the nine months ended September 30, 2017 due to higher rental volumes and a 1% benefit from currency exchange rate movements.

•
Our net income was $152 million, representing a $11 million year-over-year improvement in earnings, and our Adjusted EBITDA was $639 million, representing a $44 million year-over-year increase, driven by higher revenues and Americas’ lower per-unit fleet costs.

•	We repurchased approximately $129 million of our common stock, reducing our shares outstanding by approximately 3.5 million shares, or 4%.

•	We amended the terms of our Floating Rate Term Loan due 2022 and our Senior revolving credit facility maturing 2021 and extended the maturity to 2025 and 2023, respectively.

•	We acquired Morini S.p.A in Northern Italy and various licensees in Europe and North America.

In 2017, the U.S. enacted Public Law 115-97, commonly referred to as the U.S. Tax Reform Act (the “Tax Act”). The Tax Act makes broad and complex changes to U.S. corporate tax laws. We expect our 2018 provision for income taxes to be impacted by the reduced U.S. corporate tax rate, the inclusion in the U.S. tax base of certain foreign subsidiary earnings and the limitations on the deductibility of certain business expenses. During the three months ended September 30, 2018, we revised our provisional expense of $104 million for the one-time transition tax on the deemed repatriation of cumulative foreign subsidiary earnings initially recorded during the three months ended December 31, 2017 and recorded additional tax expense of $30 million. During the three months ended December 31, 2018, we intend to finalize our accounting for all previous estimates recorded in 2017.

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

Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017

Our consolidated results of operations comprised the following:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Revenues	$2,778	$2,752	$26	1%

Expenses
Operating	1,294	1,256	(38)	(3%)
Vehicle depreciation and lease charges, net	587	616	29	5%
Selling, general and administrative	336	320	(16)	(5%)
Vehicle interest, net	85	78	(7)	(9%)
Non-vehicle related depreciation and amortization	62	66	4	6%
Interest expense related to corporate debt, net	44	45	1	2%
Transaction-related costs, net	11	—	(11)	n/m
Restructuring and other related charges	4	7	3	43%
Total expenses	2,423	2,388	(35)	(1%)

Income before income taxes	355	364	(9)	(2%)
Provision for income taxes	142	119	(23)	(19%)

Net income	$213	$245	$(32)	(13%)
__________

n/m	Not meaningful.

During the three months ended September 30, 2018, our revenues increased as a result of a 3% increase in rental volumes, partially offset by 1% lower revenue per day excluding currency exchange rate movements and a $31 million negative effect from currency exchange rate movements. Total expenses increased due to increased rental volumes, higher marketing costs and salaries, wages and related benefits, partially offset by lower per-unit fleet costs in the Americas and a $27 million benefit from currency exchange rate movements. Our effective tax rates were provisions of 40% and 33% during the three months ended September 30, 2018 and 2017, respectively, which in 2018 included additional tax expense of $30 million related to the adjustment of the one-time transition tax on the deemed repatriation of cumulative foreign subsidiary earnings initially recorded during the three months ended December 31, 2017. As a result of these items, our net income decreased by $32 million.

During the three months ended September 30, 2018, the Company reported earnings of $2.68 per diluted share, which includes after-tax transaction-related costs of ($0.10) per share, after-tax restructuring and other related charges of ($0.03) per share and a net tax provision related to the adjustment of the one-time transition tax on the deemed repatriation of cumulative foreign subsidiary earnings of ($0.38) per share. During the three months ended September 30, 2017, the Company reported earnings of $2.91 per diluted share, which includes after-tax restructuring and other related charges of ($0.06) per share.

During the three months ended September 30, 2018:

•
Operating expenses increased to 46.6% of revenue compared to 45.7% during the similar period in 2017, primarily due to higher salaries, wages and related benefits as a result of performance plan incentive accruals and legislative increases in minimum wages.

•	Vehicle depreciation and lease charges were reduced to 21.2% of revenue compared to 22.4% during the similar period in 2017, primarily due to Americas’ lower per-unit fleet costs.

•
Selling, general and administrative costs increased to 12.1% of revenue compared to 11.6% during the similar period in 2017, due to higher marketing costs and salary related benefits as a result of performance plan incentive accruals.

•	Vehicle interest costs increased to 3.1% of revenue compared to 2.8% during the similar period in 2017.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,
	2018		2017
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$1,844	$313	$1,839	$303
International	934	178	913	194
Corporate and Other (a)	—	(15)	—	(15)
Total Company	$2,778	$476	$2,752	$482

	Reconciliation to Adjusted EBITDA
			2018	2017
Net income			$213	$245
Provision for income taxes			142	119
Income before income taxes			355	364

Add:	Non-vehicle related depreciation and amortization		62	66
Interest expense related to corporate debt, net			44	45
Transaction-related costs, net (b)			11	—
Restructuring and other related charges			4	7
Adjusted EBITDA			$476	$482
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Primarily comprised of acquisition and integration related expenses.

Americas

	Three Months Ended September 30,
	2018	2017	% Change
Revenues	$1,844	$1,839	0%
Adjusted EBITDA	313	303	3%

Revenues were relatively unchanged during the three months ended September 30, 2018, compared to the similar period in 2017, primarily due to 1% higher rental volumes, offset by a $9 million negative effect from currency exchange rate movements.

Adjusted EBITDA was 3% higher during the three months ended September 30, 2018, compared to the similar period in 2017, due to 10% lower per-unit fleet costs, partially offset by increased gasoline expense, higher salaries, wages and related benefits and higher vehicle interest rates.

During the three months ended September 30, 2018:

•
Operating expenses increased to 46.5% of revenue compared to 45.6% during the similar period in 2017, primarily due to increased gasoline expense and higher salaries, wages and related benefits as a result of performance plan incentive accruals and legislative increases in minimum wages.

•	Vehicle depreciation and lease charges were reduced to 21.9% of revenue compared to 24.2% during the similar period in 2017, primarily due to lower per-unit fleet costs.

•
Selling, general and administrative costs increased to 11.0% of revenue compared to 10.6% during the similar period in 2017, primarily due to higher salary related benefits as a result of performance plan incentive accruals.

•	Vehicle interest costs increased to 3.6% of revenue compared to 3.2% during the similar period in 2017, primarily due to higher interest rates.

International

	Three Months Ended September 30,
	2018	2017	% Change
Revenues	$934	$913	2%
Adjusted EBITDA	178	194	(8%)

Revenues were 2% higher during the three months ended September 30, 2018, compared to the similar period in 2017, due to 7% higher rental volumes, partially offset by a 2% decrease in revenue per day excluding currency exchange rate movements and a $22 million negative effect from currency exchange rate movements.

Adjusted EBITDA decreased 8% during the three months ended September 30, 2018, compared to the similar period in 2017, primarily due to 3% higher per-unit fleet costs excluding currency exchange rate movements and lower revenue per day excluding currency exchange rate movements, partially offset by increased rental volumes. Currency movements decreased Adjusted EBITDA by $5 million.

During the three months ended September 30, 2018:

•
Operating expenses increased to 46.5% of revenue compared to 45.5% during the similar period in 2017, primarily due to lower revenue per day excluding currency exchange rate movements, partially offset by cost mitigating actions.

•
Vehicle depreciation and lease charges increased to 19.7% of revenue compared to 18.7% during the similar period in 2017, due to lower revenue per day excluding exchange rate movements and higher per-unit fleet costs.

•	Selling, general and administrative costs increased to 12.8% of revenue compared to 12.5% during the similar period in 2017.

•	Vehicle interest costs were 2.0% of revenue, were in-line with the similar period in 2017.

Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017

Our consolidated results of operations comprised the following:

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Revenues	$7,074	$6,829	$245	4%

Expenses
Operating	3,561	3,413	(148)	(4%)
Vehicle depreciation and lease charges, net	1,693	1,717	24	1%
Selling, general and administrative	953	875	(78)	(9%)
Vehicle interest, net	237	215	(22)	(10%)
Non-vehicle related depreciation and amortization	190	194	4	2%
Interest expense related to corporate debt, net:
Interest expense	139	142	3	2%
Early extinguishment of debt	5	3	(2)	(67%)
Transaction-related costs, net	18	8	(10)	n/m
Restructuring and other related charges	14	52	38	73%
Total expenses	6,810	6,619	(191)	(3%)

Income before income taxes	264	210	54	26%
Provision for income taxes	112	69	(43)	(62%)

Net income	$152	$141	$11	8%
__________

n/m	Not meaningful.

During the nine months ended September 30, 2018, our revenues increased as a result of a 4% increase in rental volumes and a $73 million benefit from currency exchange rate movements, partially offset by a 1% reduction in revenue per day excluding exchange rate movements. Total expenses increased as a result of increased volumes, increased marketing costs and commissions, higher salaries, wages and related benefits and higher vehicle interest rates, partially offset by lower per-unit fleet costs in the Americas. These increases include a $56 million negative effect from currency exchange rate movements. Our effective tax rates were provisions of 42% and 33% during the nine months ended September 30, 2018 and 2017, respectively, which in 2018 included additional tax expense of $30 million related to the adjustment of the one-time transition tax on the deemed repatriation of cumulative foreign subsidiary earnings initially recorded during the three months ended December 31, 2017. As a result of these items, our net income increased by $11 million.

During the nine months ended September 30, 2018, the Company reported earnings of $1.88 per diluted share, which includes after-tax transaction-related costs of ($0.17) per share, after-tax restructuring and other related charges of ($0.13) per share, after-tax non-operational charges related to shareholder activist activity of ($0.09) per share, and after-tax debt extinguishment costs of ($0.05) per share and a net tax provision related to the adjustment of the one-time transition tax on the deemed repatriation of cumulative foreign subsidiary earnings of ($0.38) per share. During the nine months ended September 30, 2017, the Company reported earnings of $1.65 per diluted share, which includes after-tax restructuring and other related charges of ($0.39) per share, after-tax transaction-related costs of ($0.07) per share, after-tax debt extinguishment costs of ($0.02) per share and after-tax reversal of charges for legal matter of $0.10 per share.

During the nine months ended September 30, 2018:

•	Operating expenses increased to 50.3% of revenue compared to 50.0% during the similar period in 2017.

•	Vehicle depreciation and lease charges were reduced to 23.9% of revenue compared to 25.1% during the similar period in 2017, primarily due to Americas’ lower per-unit fleet costs.

•	Selling, general and administrative costs increased to 13.5% of revenue compared to 12.8% during the similar period in 2017, due to increased marketing costs and commissions, and higher salary related benefits as a result of performance plan incentive accruals.

•	Vehicle interest costs increased to 3.4% of revenue compared to 3.1% during the similar period in 2017.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income to Adjusted EBITDA:

	Nine Months Ended September 30,
	2018		2017
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$4,782	$435	$4,718	$379
International	2,292	252	2,111	260
Corporate and Other (a)	—	(48)	—	(44)
Total Company	$7,074	$639	$6,829	$595

	Reconciliation to Adjusted EBITDA
			2018	2017
Net income			$152	$141
Provision for income taxes			112	69
Income before income taxes			264	210

Add:	Non-vehicle related depreciation and amortization		190	194
Interest expense related to corporate debt, net
Interest expense			139	142
Early extinguishment of debt			5	3
Transaction-related costs, net (b)			18	8
Restructuring and other related charges			14	52
Non-operational charges related to shareholder activist activity (c)			9	—
Charges for legal matter, net (d)			—	(14)
Adjusted EBITDA			$639	$595
_________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Primarily comprised of acquisition- and integration-related expenses.

(c)	Reported within selling, general and administrative expenses in our consolidated condensed results of operations.

(d)	Reported within operating expenses in our consolidated condensed results of operations.

Americas

	Nine Months Ended September 30,
	2018	2017	% Change
Revenues	$4,782	$4,718	1%
Adjusted EBITDA	435	379	15%

Revenues increased 1% during the nine months ended September 30, 2018, compared to the similar period in 2017, primarily due to a 2% increase in rental volumes, partially offset by a $6 million negative effect from currency exchange rate movements.

Adjusted EBITDA increased 15% in the nine months ended September 30, 2018, compared to the similar period in 2017, due to higher revenues and 7% lower per-unit fleet costs, partially offset by increased marketing commissions, higher salaries, wages and related benefits, and higher interest rates. Currency movements increased Adjusted EBITDA by $3 million.

During the nine months ended September 30, 2018:

•	Operating expenses increased to 49.3% of revenue compared to 49.0% during the similar period in 2017.

•	Vehicle depreciation and lease charges decreased to 25.7% of revenue compared to 27.6% during the similar period in 2017, primarily due to lower per-unit fleet costs.

•
Selling, general and administrative costs increased to 11.9% of revenue compared to 11.4% during the similar period in 2017, primarily due to increased marketing commissions, and higher salary related benefits as a result of performance plan incentive accruals.

•	Vehicle interest costs increased to 4.0% of revenue compared to 3.6% during the similar period in 2017, primarily due to higher interest rates.

International

	Nine Months Ended September 30,
	2018	2017	% Change
Revenues	$2,292	$2,111	9%
Adjusted EBITDA	252	260	(3%)

Revenues increased 9% during the nine months ended September 30, 2018, compared to the similar period in 2017, primarily due to a 7% increase in rental volumes and a $79 million benefit from currency movements, partially offset by a 2% reduction in revenue per day excluding exchange rate movements.

Adjusted EBITDA decreased 3% during the nine months ended September 30, 2018, compared to the similar period in 2017, due to lower revenue per day excluding exchange rate movements, increased maintenance and damage costs, increased marketing costs and 1% higher per-unit fleet costs excluding exchange rate movements, partially offset by increased rental volumes. Currency movements increased Adjusted EBITDA by $18 million.

During the nine months ended September 30, 2018:

•	Operating expenses increased to 52.0% of revenue compared to 51.7% during the similar period in 2017.

•
Vehicle depreciation and lease charges increased to 20.4% of revenue compared to 19.6% during the similar period in 2017, due to lower revenue per day excluding exchange rate movements and higher per-unit fleet costs.

•	Selling, general and administrative costs increased to 14.6% of revenue compared to 14.3% during the similar period in 2017.

•	Vehicle interest costs were 2.0% of revenue compared to 2.1% during the similar period in 2017.

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

FINANCIAL CONDITION

	September 30, 2018	December 31, 2017	Change
Total assets exclusive of assets under vehicle programs	$6,139	$5,820	$319
Total liabilities exclusive of liabilities under vehicle programs	6,213	5,935	278
Assets under vehicle programs	13,602	11,879	1,723
Liabilities under vehicle programs	13,007	11,191	1,816
Stockholders’ equity	521	573	(52)

Total assets exclusive of assets under vehicle programs increased primarily due to an increase in deferred income taxes as projected under the Tax Act, and a seasonal increase in value-added tax receivables, which are recoverable from government agencies. Total liabilities exclusive of liabilities under vehicle programs increased due to a seasonal increase in accounts payable and other current liabilities.

The increases in assets under vehicle programs and liabilities under vehicle programs are principally related to the seasonal increase in the size of our vehicle rental fleet. The decrease in stockholders’ equity is due to our repurchases of common stock and the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” (See Note 1 to our Consolidated Condensed Financial Statements), partially offset by our net income.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During the nine months ended September 30, 2018, we amended the terms of our Floating Rate Term Loan due 2022 and our Senior revolving credit facility maturing 2021 and extended the maturity to 2025 and 2023, respectively. In addition, our Avis Budget Rental Car Funding subsidiary issued approximately $400 million in asset-backed notes with an expected final payment date of September 2023 and a weighted average interest rate of 4%. The proceeds from these borrowings were used to fund the repayment of maturing vehicle-back debt and the acquisition of rental cars in the United States. We also increased our capacity under our European rental fleet securitization program by €150 million (approximately $175 million), the proceeds of which were used to finance fleet purchases for certain of our European operations, and extended its maturity to 2021.

CASH FLOWS

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2018	2017	Change
Cash provided by (used in):
Operating activities	$2,095	$2,041	$54
Investing activities	(3,677)	(2,976)	(701)
Financing activities	1,454	1,175	279
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(5)	41	(46)
Net (decrease) increase in cash and cash equivalents, program and restricted cash	(133)	281	(414)
Cash and cash equivalents, program and restricted cash, beginning of period	901	720	181
Cash and cash equivalents, program and restricted cash, end of period	$768	$1,001	$(233)

The increase in cash provided by operating activities during the nine months ended September 30, 2018 compared with the same period in 2017 is principally due to changes in the components of working capital.

The increase in cash used in investing activities during the nine months ended September 30, 2018 compared with the same period in 2017 is primarily due to an increase in investment in vehicles, a decrease in proceeds received on the disposition of vehicles and increased business acquisition activity.

The increase in cash provided by financing activities during the nine months ended September 30, 2018 compared with the same period in 2017 is primarily due to an increase in net borrowings under vehicle programs.

DEBT AND FINANCING ARRANGEMENTS

At September 30, 2018, we had approximately $14.5 billion of indebtedness, including corporate indebtedness of approximately $3.6 billion and debt under vehicle programs of approximately $10.9 billion. For detailed information regarding our debt and borrowing arrangements, see Notes 11 and 12 to our Consolidated Condensed Financial Statements.

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

As discussed above, as of September 30, 2018, we have cash and cash equivalents of approximately $0.6 billion, available borrowing capacity under our committed credit facilities of approximately $0.7 billion and available capacity under our vehicle programs of approximately $1.9 billion.

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

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the financial and other covenants associated with our senior credit facility and other borrowings, including a maximum leverage ratio. As of September 30, 2018, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2017 Form 10-K.

As a result of the Tax Act, we are subject to a one-time transition tax on the deemed repatriation of cumulative foreign subsidiary earnings. We recorded a provisional charge for the one-time transition tax of $104 million in the fourth quarter of 2017 and recorded additional tax expense of $30 million in the third quarter of 2018. The Tax Act provides companies the ability to offset the one-time transition tax with available tax attributes or elect to pay the tax over an eight year period. Although the Tax Act generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries effective for years beginning January 1, 2018, we continue to evaluate the expected manner of recovery to determine whether or not to continue to assert indefinite reinvestment on a part or all of our undistributed foreign earnings. This requires us to analyze our global working capital and cash requirements in light of the Tax Act and the potential tax liabilities attributable to a repatriation to the U.S., such as foreign withholding taxes and U.S. tax on currency transaction gains or losses. We did not record any deferred taxes attributable to our investments in our foreign subsidiaries. We will record the tax effects of any change in our assertion upon completion of our analysis during the fourth quarter of 2018.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2017 Form 10-K with the exception of our commitment to purchase vehicles, which decreased from $8.1 billion at

December 31, 2017 to approximately $5.0 billion at September 30, 2018 due to seasonality. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 11 and 12 to our Consolidated Condensed Financial Statements.

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

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used September 30, 2018 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended September 30, 2018. For additional information regarding our long-term borrowings and financial instruments, see Notes 11, 12 and 16 to our Consolidated Condensed Financial Statements.

Item 4.	Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

During the quarter ended September 30, 2018, the Company had no material developments to report with respect to its legal proceedings. For additional information regarding the Company’s legal proceedings, see Note 13 to our Consolidated Condensed Financial Statements and refer to the Company’s 2017 Form 10-K.

Item 1A.	Risk Factors

During the quarter ended September 30, 2018, the Company had no material developments to report with respect to its risk factors. For additional information regarding the Company’s risk factors, please refer to the Company’s 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of the Company’s common stock repurchases by month for the quarter ended September 30, 2018:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2018	759,563	$33.37	759,563	$7,752,273
August 2018	547,619	33.99	547,619	239,140,654
September 2018	531,949	32.42	531,949	221,893,106
Total	1,839,131	$33.28	1,839,131	$221,893,106
__________

(a)
Excludes, for the three months ended September 30, 2018, 61,516 shares which were withheld by the Company to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock unit awards.

As of September 30, 2018, the Company’s Board of Directors has authorized the repurchase of up to $1.7 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in August 2018. The Company’s stock repurchases may occur through open market purchases or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date:	November 6, 2018
/s/ Martyn Smith
Martyn Smith
Interim Chief Financial Officer

Date:	November 6, 2018
/s/ David T. Calabria
David T. Calabria
Senior Vice President and
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
4.1
Indenture dated as of October 4, 2018 among Avis Budget Finance, plc, as Issuer, the Guarantors from time to time parties thereto, Deutsche Bank Trust Company Americas, as Trustee, Deutsche Bank AG, London Branch, as Paying Agent and Deutsche Bank Luxembourg S.A., as Registrar.

4.2	Form of 4.75% Senior Notes due 2026.
31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Interim Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.