Form 10-K
period 2018-12-31
AVIS BUDGET GROUP, INC.
filed 2019-02-21
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,564,141,255 based on the closing price of its common stock on the NASDAQ Global Select Market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of January 31, 2019, the number of shares outstanding of the registrant’s common stock was 75,769,075.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be mailed to stockholders in connection with the registrant’s 2019 annual meeting of stockholders (the “Annual Proxy Statement”) are incorporated by reference into Part III hereof.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may be considered “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any such forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, projected plans and objectives. These statements may be identified by the fact that they do not relate to historical or current facts and may use words such as “believes,” “expects,” “anticipates,” “will,” “should,” “could,” “may,” “would,” “intends,” “projects,” “estimates,” “plans,” and similar words, expressions or phrases. The following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	the high level of competition in the mobility industry, including from new companies or technology, and the impact such competition may have on pricing and rental volume;

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

•	a change in travel demand, including changes or disruptions in airline passenger traffic;

•	any change in economic conditions generally, particularly during our peak season or in key market segments;

•	an occurrence or threat of terrorism, pandemic disease, natural disasters, military conflict, civil unrest or political instability in the locations in which we operate;

•	any substantial changes in the cost or supply of fuel, vehicle parts, energy, labor or other resources on which we depend to operate our business;

•	our ability to continue to successfully implement our business strategies, achieve and maintain cost savings and adapt our business to changes in mobility;

•	political, economic or commercial instability in the countries in which we operate, and our ability to conform to multiple and conflicting laws or regulations in those countries;

•	our dependence on third-party distribution channels, third-party suppliers of other services and co-marketing arrangements with third parties;

•	our dependence on the performance and retention of our senior management and key employees;

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

•
risks associated with litigation, governmental or regulatory inquiries, or any failure or inability to comply with laws, regulations or contractual obligations or any changes in laws, regulations or contractual obligations, including with respect to personally identifiable information and consumer privacy, labor and employment, and tax;

•
risks related to protecting the integrity of, and preventing unauthorized access to, our information technology systems or those of our third-party vendors, and protecting the confidential information of our employees and customers against security breaches, including physical or cybersecurity breaches, attacks, or other disruptions, and compliance with privacy and data protection regulation;

•	any impact on us from the actions of our licensees, dealers, third-party vendors and independent contractors;

•	any major disruptions in our communication networks or information systems;

•	risks related to tax obligations and the effect of future changes in tax laws and accounting standards;

•	risks related to our indebtedness, including our substantial outstanding debt obligations, potential interest rate increases, and our ability to incur substantially more debt;

•	our ability to obtain financing for our global operations, including the funding of our vehicle fleet through the issuance of asset-backed securities and use of the global lending markets;

•	our ability to meet the financial and other covenants contained in the agreements governing our indebtedness;

•	our ability to accurately estimate our future results; and

•	other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services.

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

PART I

ITEM 1. BUSINESS

Except as expressly indicated or unless the context otherwise requires, the “Company,” “Avis Budget,” “we,” “our” or “us” means Avis Budget Group, Inc. and its subsidiaries. “Avis,” “Budget,” “Budget Truck,” “Zipcar,” “Payless,” “Apex,” “Maggiore,” “Morini Rent,” “Turiscar” and “FranceCars” refer to our Avis Rent A Car System, LLC, Budget Rent A Car System, Inc., Budget Truck Rental, LLC, Zipcar, Inc., Payless Car Rental, Inc., Apex Car Rentals, Maggiore Rent S.p.A., Morini S.p.A., Turiscar Group and AAA France Cars SAS operations, respectively, and, unless the context otherwise requires, do not include the operations of our licensees, as further discussed below.

OVERVIEW

We are a leading global provider of mobility solutions through our three most recognized brands, Avis, Budget and Zipcar, together with several other brands, well recognized in their respective markets. We and our licensees operate the Avis and Budget brands in approximately 180 countries throughout the world. We generally maintain a leading share of airport car rental revenue in North America, Europe and Australasia, and we operate one of the leading truck rental businesses in the United States.

Our differentiated brands help us meet a wide range of customer mobility needs throughout the world. Avis is a leading vehicle rental brand positioned to serve the premium commercial and leisure segments of the travel industry. Budget is a leading vehicle rental brand focused primarily on more value-conscious segments of the industry. Our Zipcar brand is one of the world’s leading car sharing networks offering an alternative to traditional vehicle rental and ownership.

On average, our rental fleet totaled nearly 650,000 vehicles in 2018 and we completed more than 40 million vehicle rental transactions worldwide. We generate approximately 65% of our revenue from on-airport locations and approximately 35% of our revenue from off-airport locations. We license the use of the Avis, Budget, Zipcar and Payless trademarks to licensees in areas in which we do not operate directly. Our brands have an extended global reach with more than 11,000 car and truck rental locations throughout the world, including approximately 4,600 car rental locations operated by our licensees. We believe that Avis, Budget and Zipcar enjoy complementary demand patterns with mid-week commercial demand balanced by weekend leisure demand.

We operate Budget Truck, one of the leading truck rental businesses in the United States, through a network of dealer-operated and Company-operated locations throughout the continental United States. We also own Payless, a car rental brand that operates in the deep-value segment of the industry in the United States and certain other international regions; Apex, which is a leading deep-value car rental brand in New Zealand and Australia; Maggiore and Morini Rent, leading vehicle rental brands in Italy; Turiscar, a well-established car rental brand in Portugal; and FranceCars, which operates one of the largest light commercial vehicle fleets in France. We also have investments in certain of our Avis and Budget licensees outside of the United States.
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

Additional discussion of our reportable segments is included in the Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 19 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

COMPANY HISTORY

Avis was founded in 1946 and is believed to be the first company to rent cars from airport locations. Since its founding, Avis has expanded its business throughout the United States and internationally, becoming one of the largest and most recognized car rental brands in the world. In 1996, Avis was acquired by HFS Incorporated and in 1997 merged with our predecessor company, with the combined entity being renamed Cendant Corporation. In 2006, Cendant spun off several significant subsidiaries and changed its name to Avis Budget Group, Inc. The Company is a Delaware corporation headquartered in Parsippany, New Jersey.

Budget was founded in 1958 to appeal to the value-conscious car rental customer. In 2002, we acquired the Budget brand and certain Budget vehicle rental operations, including the Budget truck rental business. In 2011, we acquired Avis Europe, an independently-owned Company licensee, to expand our international operations and globally reunite the Avis and Budget brands. In 2012 and 2013, we acquired our Apex and Payless brands, respectively, which allowed us to expand our presence in the deep-value segment of the car rental industry. In 2013, we acquired Zipcar, one of the world’s leading car sharing networks, to better serve a greater variety of our customers’ mobility needs. In 2015, we acquired Maggiore, a leading provider of vehicle rental services in Italy. In 2016, we acquired FranceCars, a privately held vehicle rental company based in France, which significantly expanded our presence in the French market. In 2018, we acquired Morini, which focuses on rentals of cars, vans and refrigerated trucks in Northern Italy, and Turiscar, a well-established vehicle rental company in Portugal, and also invested in our licensee in Greece. These acquisitions have allowed us to continue to expand our global footprint of Company-operated locations and brand presence.

OUR STRATEGY

Our objective is to drive sustainable, profitable growth for our Company by delivering strategic initiatives aimed at winning and retaining customers through differentiated brands and products, increasing our margins via revenue growth and operational efficiency and enhancing our leadership in the evolving mobility industry.
Supporting and Strengthening Our Brands
In executing our strategy, we will continue to position our distinct and well-recognized global brands to focus on different segments of customer demand, complemented by our other brands in their respective regional markets. While our brands address different use-cases and target customers, we achieve efficiencies by sharing the same operational and administrative infrastructure while providing differentiated value propositions tailored to each of our brands.
We currently operate our brands, either directly or through independent operators and licensees around the world and we plan to continue to strengthen and further expand our global footprint through organic growth and, potentially, through acquisitions, joint ventures, licensing agreements or other relationships:

•
In countries where we have Company-operated locations, we will continue to identify opportunities to add new rental locations, to grant licenses to independent third parties for areas where we do not currently operate and do not wish to operate directly, to strengthen the presence of our brands and in certain cases to re-acquire previously granted license rights.

•
In countries operated by licensees or partners, we will seek to ensure that those businesses are well positioned to realize the growth potential of our brands in those countries and are growing their presence in those markets, and in certain cases we will continue to consider the re-acquisition of previously granted license rights.

•
In countries where we have either Company-operated or licensee-operated locations, we will also continue to identify opportunities to leverage our Zipcar brand and its car sharing model, which allows us to fulfill the expanding urban mobility needs of customers.

Since our Avis brand represents approximately 58% of our revenue and is recognized as a global leader in vehicle rental, we are particularly focused on maintaining and building its reputation as a reliably high-quality service provider. Our Avis Preferred loyalty program, which offers our customers the ability to bypass the rental counter and also earn reward points, coupled with our continued investment in technology, including our Avis mobile application and websites, and our growing fleet of connected cars, are all key parts of our efforts to enhance the Avis experience for our customers.
We aim to provide a range of vehicles, products and services at competitive prices, to leverage various marketing channels and to maintain marketing affiliations and corporate account contracts that complement each brand’s positioning. We also continue to invest in our brands through a variety of efforts, including both on-line and off-line marketing. We continue to see particular growth opportunities for Budget and our other local brands in Europe, as the share of airport car rentals for Budget is significantly smaller in Europe than in certain other parts of the world.
To further support and strengthen our brands, we are committed to serving our customers and enhancing their rental experience through new organic offerings that optimize our brands, our systems and our employees. We frequently solicit feedback from and survey our customers to better understand their needs and we have implemented actions to enhance our services, including the following:

•
We created our Avis mobile application to provide a higher quality end-to-end user experience, building upon direct feedback from customers to re-design the rental experience to meet their needs. Our Avis mobile application allows customers to reserve, update and cancel reservations, choose their car, exchange or upgrade their vehicle, add ancillary products, extend rentals, return the vehicle with one click, view and share current and past rental receipts to expedite expense processing, review rental agreement details and the vehicle’s insurance card, and, in the case of connected vehicles, lock and unlock the vehicle, confirm their fuel level at the beginning and end of their rental as well as miles driven, using their mobile device;

•
We continue to upgrade our technology and the ways it can further serve our customers, to make the vehicle reservation, pick-up and return processes more convenient and user-friendly, with a particular emphasis on enabling and simplifying our customers’ online transactions. We have partnered with other technology and product companies to continuously improve the user experience through various mobile and technology capabilities. These include working with Amazon to allow for voice-controlled access to our services through Amazon Alexa enabled devices; and

•
We piloted and subsequently launched “Curbside Delivery” services in select U.S. airport markets, in which customers can bring their car to the Avis and Budget return lot, where an Avis or Budget employee will drive them to their appointed terminal or gate and complete the vehicle return process transaction at the curb.

We will continue to invest in these and other innovative efforts, with a particular emphasis on technologies, services and products that will allow us to not only serve customers more effectively and efficiently, but offer new brand-differentiating options.

Margins and Operational Efficiency

Our strategy is focused on identifying and implementing actions to increase our margins over the next several years. We see significant potential in opportunities that optimize our pricing and customer mix; increase sales of ancillary products and services through new product and service development; optimize our procurement processes; refine the deployment and disposition of vehicles (e.g. increasing the use of non-auction channels for selling our vehicles); drive operational efficiency in our business; and apply connected car/in-vehicle systems and other innovative mobility technologies in our operations.
We continue to pursue opportunities intended to drive our margins and increase our revenues and profitability, including:

•
Offering our customers useful ancillary products and services, promoting car class upgrades, adjusting our mix of vehicles to match customer demand; repositioning our sales strategy to focus on the most profitable segments, increasing the number of rentals that customers book directly through our websites and mobile applications and increasing the proportion of “Pay Now” transactions by which customers prepay for rentals.

•
Investing in yield management and pricing analytics tools, such as our Revenue Management System, to increase the profits we earn per rental day. We have implemented, and plan to continue deploying, new technology systems that strengthen our yield management decisions and enable us to tailor our product, service and price offerings to meet our customers’ needs and react quickly to shifting market conditions. We will continue to adjust our pricing to improve profitability and manage our fleet to match changes in demand.

•
Managing and improving our fleet decisions to better optimize and drive the purchase, deployment, and disposition of our fleet to lower costs and meet customer demand, grow our direct-to-dealer and consumer sales performance, reduce maintenance and repair expenses, better optimize our salvage costs, reduce the risk of damage to our vehicles, and improve fleet utilization benefits and savings by combining our vehicle rental and car sharing fleets when appropriate which we believe will create significant financial benefits.

•
Seeking opportunities where our investments will generate strong margin returns, including expanding rental locations, acquiring and integrating existing licensees in key markets, participating in joint ventures and acquiring leading local brands.

•	Increasing our Zipcar membership base within its existing markets, as well as expanding the brand into new markets.
We also continued to focus our efforts on rigorously controlling our costs, aggressively reducing expenses and increasing efficiencies throughout our organization by:

•	Implementing process improvements throughout our business to increase efficiencies, reduce operating costs and create sustainable cost savings.

•	Achieving reductions in underlying direct operating and selling, general and administrative expenses, including reductions in staff where and when appropriate.

•	Assessing location, segment and transaction profitability to address less-profitable aspects of our business and focus on the more-profitable accounts that will help drive increased margins.

•	Deploying changes to our sales, marketing and affinity programs to improve profitability.

•	Integrating our acquired businesses, to realize cost efficiencies from combined maintenance, systems, technology and administrative infrastructure.

•	Implementing innovative technological solutions like self-service voice reservation technology, mobile communications with customers and fleet optimization technologies to reduce costs.
We believe such operational improvements will continue to assist and in some cases, drive our financial performance.

Our Evolving Mobility Platform
We believe our Company is well-positioned as a global leader in the evolving mobility marketplace. Mobility is more than providing a clean reliable car of choice for a customer to use to get from point A to point B; it also means providing our customers the choice to rent a vehicle or share a vehicle, and to do so by the year, month, week, day, hour or fraction of an hour. Mobility means our customers, using their smartphones or tablets, can customize their experiences with our products, services, and employees, bypass the counter or change their minds about the make or model of a vehicle and review their options on their mobile device right up to the moment they exit the parking lot. Mobility also means providing customers with choices even on the shortest trips, including how they want to be transported to or from their rental vehicles at the airport or by providing them with real time data about the wait time for the next shuttle.
When our customers return their rental vehicles to our fleet, whether at an airport or off-airport facility or a designated customer parking spot, our preferred customers can receive their complete charges for their transaction including gas, ancillary products use, and any other applicable charges, via email or text, within minutes of their proper return of the vehicle. In the future we intend to deliver more data content to our customers in their vehicles and to their devices that will provide them with customized access to useful information they want to know about, including eating, shopping, lodging, emergency assistance and tips on just enjoying the location they are visiting.
With our connected cars, mobility means being able to collect data about the car that will improve customer service and vehicle safety. It also means that we will be able to provide a new suite of services for clients who are looking to utilize our operational experience and our technology to maintain and manage their own fleets, and provide supply chain services with quality and precision at levels that exceed their ability to do so themselves.

Our current and growing list of business partnerships with other mobility service providers in adjacent business models allows us to offer more options to our business and leisure customers to satisfy a wide variety of mobility needs.
For our shareholders, mobility means seizing opportunities that will increase our overall value through strategies that expand the use of our technologies, fleet and employees, open new markets, increase revenue and margins across all our brands; and maintain our strength as an innovator in the expanding mobility market.

Since 2017, we have undertaken several initiatives and entered into partnerships in support of our strategy, including:

•
Exceeding our goal of having more than 100,000 connected vehicles in our U.S. Avis fleet in 2018, delivering both customer benefits and operational efficiencies, including entering into agreements with Ford and Toyota to connect all their vehicles in our U.S. Avis fleet. We also expect to expand connected vehicles in Europe during 2019, bringing us closer to our goal of having a 100% global connected fleet;

•
Our launch of our first-ever Mobility Lab in the Kansas City, Missouri area, utilizing fully connected vehicles that allows us to leverage our capabilities to deliver operational efficiencies through on-demand inventory counts, mileage management and automated maintenance notifications that enhance and optimize the Company’s fleet management capabilities;

•	Our integration with Amazon Alexa, which allows travelers to book and manage their car rental reservations through the voice platform on Amazon Echo;

•
Our partnership with Waymo, an Alphabet Inc. company, through which we are offering fleet support and maintenance services for their growing fleet of autonomous vehicles in Phoenix, Arizona. This provides a unique opportunity to grow our understanding of the support and operational maintenance requirements for self-driving vehicles at the fleet level, including staffing and facility requirements;

•	Our focus on emerging technologies through our collaboration with various international and local technology incubators;

•
Our partnership with Lyft, in which we are enabling Lyft drivers across North America the ability to use Avis vehicles on a monthly and weekly basis as an alternative to using their own personal vehicle;

•
Our partnership with Brightline in Florida, the only privately owned and operated passenger rail service in the United States, in which we offer Brightline passengers and those living or working near Brightline’s stations convenient access to Avis and Zipcar vehicles that can be reserved via integration with the Brightline app; and

•
Our use of Amazon Web Services’ (“AWS”) Connected Vehicle Solution to build our data analytics platform, providing highly secure and scalable cloud services and allows us to leverage AWS’ capabilities for artificial intelligence, machine learning, and data management to develop a wide variety of innovative connected vehicle applications and mobility services.

We are committed to finding new and innovative ways of thinking and operating, and to leverage our technology, employees, global presence and capabilities to be leaders among the contributors that are now shaping the evolving mobility market.

OUR BRANDS AND OPERATIONS

OUR BRANDS

Our Avis, Budget and Zipcar brands are three of the most recognized brands in our industry. We believe that we enjoy significant benefits from operating our brands with services and products targeted to different customers and sharing the same maintenance facilities, fleet management systems, technology and administrative infrastructure. In addition, we are able to recognize significant benefits and savings by combining our car rental and car sharing maintenance activities and fleets at times to increase our fleet utilization efficiency and to meet demand peaks. We believe that Avis, Budget and Zipcar all enjoy complementary demand patterns with mid-week commercial demand balanced by weekend leisure demand. We also operate the Apex and Payless brands, which operate in the deep-value segment of the car rental industry, augmenting our Avis, Budget and Zipcar brands. In addition, our Maggiore and Morini brands in Italy, FranceCars brand in France and Turiscar brand in Portugal further extend the range of vehicle use occasions we are able to serve.

The following graphs present the approximate composition of our revenue by brand, customer and market in 2018.

*	Includes Budget Truck.

**	Includes Zipcar and other operating brands.
*** Includes Budget Truck and Zipcar.

Avis

The Avis brand provides high-quality vehicle rental and other mobility solutions at price points generally above non-branded and value-branded vehicle rental companies to serve the premium commercial and leisure segments of the travel industry. We operate or license the Avis vehicle rental system (the “Avis System”), one of the largest global vehicle rental systems, at approximately 5,500 locations worldwide, including in virtually all of the largest commercial airports and cities in the world.

The Avis System is comprised of an approximately equal number of company-owned and licensee vehicle rental locations worldwide, in both the on-airport and off-airport, or local, rental markets. The table below presents the approximate number of locations that comprise the Avis System as of December 31, 2018.

	Avis System Locations*
	Americas	International	Total
Company-operated locations	1,550	1,300	2,850
Licensee locations	700	1,950	2,650
Total Avis System Locations	2,250	3,250	5,500

*	Certain locations support multiple brands.

In 2018, our company-operated Avis locations generated total world-wide revenue of approximately $5.3 billion, of which approximately $2.6 billion was derived from commercial customers and approximately $3.6 billion was derived from customers renting at airports. The following graphs present the approximate composition of our Avis revenue by segment, customer and market in 2018.

We also license the Avis System to independent commercial owners who operate approximately half of our locations worldwide and generally pay royalty fees to us based on a percentage of applicable revenue. In 2018, approximately 33% of the global Avis System revenue was generated by our licensees. The graphs below present the approximate composition of the Avis System revenue in 2018.

We offer Avis customers a variety of premium services, including:

•
the Avis mobile application, which allows customers a new and innovative way to control many elements of their rental experience via their mobile devices without the need to visit the rental counter. The Avis mobile application also allows customers to track Avis shuttle buses to rental locations, find their vehicle, and locate nearby gas stations and parking facilities;

•	Avis Preferred, a frequent renter rewards program that offers counter-bypass at major airport locations and reward points for every dollar spent on vehicle rentals and related products;

•	the Avis Select Series, a selection of luxury vehicles including Mercedes, Jaguars, Corvettes, and others;

•	availability of premium, sport and performance vehicles as well as eco-friendly vehicles, including gasoline/electric hybrids;

•	access to portable navigation units, tablets and in-dash satellite radio service;

•
Avis rental services such as roadside assistance, fuel service options, e-receipts, electronic toll collection services that allow customers to pay highway tolls without waiting in toll booth lines, and amenities such as Avis Access, a full range of special products and services for drivers and passengers with disabilities;

•
Curbside Delivery, a service that provides customers at select airport locations in the United States with the added convenience of being dropped off at the airport terminal in the same car that they rented;

•
for our corporate customers, Avis Budget Group Business Intelligence, a proprietary customer reporting solution that provides a centralized reporting tool and customer reporting portal for all corporate clients around the globe. This enables them to easily view and analyze their rental activity, permitting them to better manage their travel budgets and monitor employee compliance with applicable travel policies; and

•	applications that serve our customers through various mobile and technology platforms, including Apple Watch devices and voice-controlled access through Amazon Alexa enabled devices.

Budget

The Budget brand is a leading supplier of vehicle rental and other mobility solutions focused primarily on more value-conscious customers. We operate or license the Budget vehicle rental system (the “Budget System”), which is comprised of vehicle rental locations at most of the largest airports and cities in the world.

The table below presents the approximate number of locations that comprise the Budget System as of December 31, 2018.

	Budget System Locations*
	Americas	International	Total
Company-operated locations	1,375	875	2,250
Licensee locations	650	1,100	1,750
Total Budget System Locations	2,025	1,975	4,000

*	Certain locations support multiple brands.

In 2018, our company-operated Budget vehicle rental operations generated total revenue of approximately $2.7 billion, of which approximately $2.0 billion was derived from leisure customers and $2.1 billion was derived from customers renting at airports. The following graphs present the approximate composition of our Budget revenue by segment, customer and market in 2018.

We also license the Budget System to independent commercial owners who operate approximately half of our locations worldwide and generally pay royalty fees to us based on a percentage of applicable revenue. In 2018, approximately 29% of the global Budget System revenue was generated by our licensees. The graphs below present the approximate composition of the Budget System revenue in 2018.
Budget offers its customers several products and services similar to Avis, such as refueling options, roadside assistance, electronic toll collection, curbside dropoff and other supplemental rental products, emailed receipts and special rental rates for frequent renters. In addition, Budget’s mobile application allows customers to reserve, modify and cancel reservations on their mobile device, and its Fastbreak service, expedites rental service for frequent travelers.

Budget Truck

Our Budget Truck rental business is one of the largest local and one-way truck rental businesses in the United States. As of December 31, 2018, our Budget Truck fleet is comprised of approximately 18,000 vehicles that are rented through a network of approximately 640 dealer-operated and 430 Company-operated locations throughout the continental United States. These dealers are independently-owned businesses that generally operate other retail service businesses. In addition to their principal businesses, the dealers rent our light- and medium-duty trucks to customers and are responsible for collecting payments on our behalf. The dealers receive a commission on all truck and ancillary equipment rentals. The Budget Truck rental business serves both the consumer and light commercial sectors. The consumer sector consists primarily of individuals who rent trucks to move household goods on either a one-way or local basis. The light commercial sector consists of a wide range of businesses that rent light- to medium-duty trucks, which we define as trucks having a gross vehicle weight of less than 26,000 pounds, for a variety of commercial applications.

Zipcar

Zipcar operates one of the world’s leading membership-based car sharing networks, which provides its members on-demand access to vehicles in over 500 cities and towns and at more than 600 college campuses around the world. Zipcar provides its members on-demand, self-service vehicles in reserved parking spaces located in neighborhoods, business districts, office complexes, college campuses and airports, as an alternative to car ownership. Members can reserve vehicles online, on a mobile device or over the phone, by the minute, hour or by the day, at rates that include gasoline, insurance and other costs associated with vehicle ownership. In 2018, we widened Zipcar’s product offering by launching our Zipcar Commuter product, which is now available in 11 major markets in North America and provides unlimited, sole access to a vehicle and dedicated parking spot for Zipcar members who commute outside of the city for work. We also began offering our Zipcar “Flex” product in London providing for one-way rentals that are typically at a lower price than ride-hailing services.

Other Brands

Our Payless brand is a leading rental car supplier positioned to serve the deep-value segment of the vehicle rental industry. We operate or license the Payless brand, which is comprised of approximately 280 locations worldwide, including approximately 120 Company-operated locations and more than 160 locations operated by licensees. Company-operated Payless locations are primarily located in North America, the majority of which are at or near major airports. Payless’ rental fees are often lower than those of larger, more established brands, but Payless has historically achieved a greater penetration of ancillary products and services with its customers. The Payless business model allows the Company to extend the life-cycle of a portion of our fleet, as we “cascade” certain vehicles that exceed certain Avis and Budget age or mileage thresholds to be used by Payless.

Our Apex brand operates in the deep-value segment of the vehicle rental industry in New Zealand and Australia, where we have approximately 30 rental locations. Apex operates its own rental fleet, separate from Avis and Budget vehicles. Apex generates its reservations through its proprietary websites as well as its contact center and online travel agencies and typically has a greater-than-average length of rental. Apex operates rental locations at, or near, major airports and in several metropolitan cities.

Our Maggiore brand is a leading vehicle rental brand in Italy, where we operate or license approximately 140 rental locations under the Maggiore name. Our Maggiore brand has a strong domestic reputation and benefits from a strong presence at airport, off-airport and railway locations, and benefits from the integration of our existing operations and fleet management expertise. In addition, our recently acquired Morini brand is a leading vehicle rental brand in Italy, which offers rental of cars, vans and refrigerated vehicles. We operate or license more than 40 rental locations under the Morini name throughout the country.

Our FranceCars brand operates one of the largest light commercial vehicle fleets in France from approximately 85 rental locations and leverages our existing operational processes and local customer base.

Our recently acquired Turiscar brand is a leading vehicle rental brand in Portugal, primarily in the corporate market, including light commercial vehicles, from approximately 25 rental locations throughout the country.

RESERVATIONS, MARKETING AND SALES

Reservations

Our customers can make vehicle rental reservations through our brand-specific websites and toll-free reservation centers, by calling a specific location directly, through our brand-specific mobile applications, online travel agencies, travel agents or through selected partners, including many major airlines, associations and retailers. Travel agents can access our reservation systems through all major global distribution systems, which provide information with respect to rental locations, vehicle availability and applicable rate structures.

Our Zipcar members may reserve cars by the minute, hour or by the day through Zipcar’s reservation system, which is accessible through the Zipcar website, through the Zipcar application on their smartphone or by phone.

We also provide two-way SMS texting, enabling us to proactively reach out to members during their reservation via their mobile device to manage their reservation, including instant reservation extension.

Marketing and Sales

We support our brands through a range of marketing channels and campaigns, including traditional media, such as television and print advertising, as well as Internet and email marketing, social media and mobile device applications. We market through sponsorships of major sports entities such as the PGA Tour, the New York Yankees, the Toronto Maple Leafs and Toronto FC. We also market through sponsorships of charitable organizations such as the Make-A-Wish Foundation. We utilize a customer relationship management system that enables us to deliver more targeted and relevant offers to customers across online and offline channels and allows our customers to benefit through better and more relevant marketing, improved service delivery and loyalty programs that reward frequent renters with free rental days and car class upgrades.

We maintain strong links to the travel industry including marketing alliances with numerous marketing partners, such as:

•
Many major airlines, including Air Canada, Air France, Air New Zealand, American Airlines, British Airways, Frontier Airlines, Hawaiian Airlines, Iberia Airlines, Japan Airlines, JetBlue Airways, KLM, Lufthansa, Norwegian Air, Qantas, SAS, Southwest Airlines, Virgin America and WestJet Airlines;

•
Many major hotel companies, including Best Western International, Inc., Choice Hotels International, Hyatt Corporation, MGM Resorts International, Radisson Hotels and Resorts, Universal Parks & Resorts and Wyndham Hotels & Resorts and in 2018, we became the exclusive car rental partner of Luxury Retreats, an Airbnb worldwide villa rental company;

•
Offering customers the ability to earn frequent traveler points with many major airlines’ and hotels’ frequent traveler programs. We are the exclusive rental partner of the Aeroplan, JetBlue and Wyndham Rewards loyalty programs; and

•	Relationships with non-travel entities, such as affinity groups, membership organizations, retailers, financial institutions and credit card companies.

In addition, we developed new relationships that provide brand exposure and access to new customers, including a multi-year deal with Lyft to provide vehicles to the Lyft Express Drive Program in cities across North America, an agreement with Amazon to reward customers who rent an Avis or Budget car with gift cards, and a mobility partnership with Brightline, a privately owned passenger rail service in Florida.

Approximately 60% of vehicle rental transactions in 2018 from our Company-operated Avis locations were generated by travelers who rented from Avis under contracts between Avis and their employers or through membership in an organization with which Avis has a contractual affiliation (such as AARP and Costco Wholesale). Avis also maintains marketing relationships with other organizations such as American Express, MasterCard International and others, through which we are able to provide their customers with incentives to rent from Avis. Generally, Avis licensees also have the option to participate in these affiliations.

Additionally, we offer “Unlimited Rewards®,” an award-winning loyalty incentive program for travel agents, and Avis and Budget programs for small businesses that offer discounted rates, central billing options and rental credits to members. Budget has contractual arrangements with American Express, MasterCard International and other organizations, which offer members incentives to rent from Budget.

Our Zipcar brand also partners with other active lifestyle brands that appeal to our Zipcar members and we organize, sponsor and participate in charitable and community events with organizations that are important to our Zipcar members. Zipcar maintains close relationships with universities that allow us to market to the “next generation consumer” who, upon graduation, may continue their relationship with us and advocate for broad sponsorship of Zipcar membership at their places of work. Through our Zipcar for Business program, we also offer reduced weekday driving rates to employees of companies, federal agencies and local governments that sponsor the use of Zipcars.

LICENSING

We have licensees in approximately 175 countries throughout the world. Royalty fee revenue derived from our vehicle rental licensees in 2018 totaled $135 million, with approximately $97 million in our International segment and $38 million in our Americas segment. Licensed locations are independently operated by our licensees and range from large operations at major airport locations and territories encompassing entire countries to relatively small operations in suburban or rural locations. Our licensees generally maintain separate independently owned and operated fleets. Royalties generated from licensing provide us with a source of high-margin revenue because there are relatively limited additional costs associated with fees paid by licensees to us. Locations operated by licensees represented approximately 45% of our Avis and Budget vehicle rental locations worldwide and approximately 31% of total revenue generated by the Avis and Budget Systems in 2018. We facilitate one-way vehicle rentals between Company-operated and licensed locations, which enables us to offer an integrated network of locations to our customers.

We generally enjoy good relationships with our licensees and meet regularly with them at regional, national and international meetings. Our relationships with our licensees are governed by license agreements that grant the licensee the right to operate independently operated vehicle rental businesses in certain territories. Our license agreements generally provide our licensees with the exclusive right to operate under one or more of our brands in their assigned territory. These agreements impose obligations on the licensee regarding its operations, and most agreements restrict the licensee’s ability to sell, transfer or assign its rights granted under the license agreement or to change the control of its ownership without our consent.

The terms of our license agreements, including duration, royalty fees and termination provisions, vary based upon brand, territory, and original signing date. Royalty fees are generally structured to be a percentage of the licensee’s gross rental income. We maintain the right to monitor the operations of licensees and, when applicable, can declare a licensee to be in default under its license agreement. We perform audits as part of our program to assure licensee compliance with brand quality standards and contract provisions. Generally, we can terminate license agreements for certain defaults, including failure to pay royalties or to adhere to our operational standards. Upon termination of a license agreement, the licensee is prohibited from using our brand names and related marks in any business. In the United States, these license relationships constitute “franchises” under most federal and state laws regulating the offer and sale of franchises and the relationship of the parties to a franchise agreement.

We continue to optimize the Avis and Budget Systems by issuing new license agreements and periodically acquiring licensees to grow our revenues and expand our global presence. Discussion of our recent acquisitions is included in Note 5 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

OTHER REVENUE

In addition to revenue from our vehicle rentals and licensee royalties, we generate revenue from our customers through the sale and/or rental of optional ancillary products and services. We offer products to customers that will enhance their rental experience, including:

•	collision and loss damage waivers, under which we agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental;

•	additional/supplemental liability insurance or personal accident/effects insurance products which provide customers with additional protections for personal or third-party losses incurred;

•
products for driving convenience such as fuel service options, chauffeur drive services, roadside assistance services, electronic toll collection services, curbside dropoff, tablet rentals, access to satellite radio, portable navigation units and child safety seat rentals; and

•	products that supplement truck rental including automobile towing equipment and other moving accessories such as hand trucks, furniture pads and moving supplies.

We offer customized bundling of certain of these ancillary products and services, allowing our customers to benefit from discounted pricing and providing customers the flexibility to add multiple products or services that suit their needs.

We also receive payment from our customers for certain operating expenses that we incur, including vehicle licensing fees, as well as airport concession fees that we pay in exchange for the right to operate at airports and other locations. In addition, we collect membership fees in connection with our car sharing business.

OUR TECHNOLOGIES

Vehicle Rental

We use a broad range of technologies in our vehicle rental operations, substantially all of which are linked to what we call our Wizard system, which is a worldwide reservation, rental, fleet control, data processing and information management system. The Wizard system enables us to process millions of incoming customer inquiries each day, providing our customers with accurate and timely information about our locations, rental rates and vehicle availability, as well as the ability to place or modify reservations. Additionally, the Wizard system is linked to virtually all major travel distribution networks worldwide and provides real-time processing for travel agents, travel industry partners (such as airlines and online travel sites), corporate travel departments and individual consumers through our websites or contact centers. The Wizard system also provides personal profile information to our reservation and rental agents to help us better serve our customers.

We also use data supplied from the Wizard system and other third-party reservation and information management systems to maintain centralized control of major business processes such as fleet acquisition and logistics, sales to corporate accounts and determination of pricing. The principal components of the systems we employ include:

•
Fleet planning model. We have a comprehensive decision tool to develop fleet plans and schedules for the acquisition and disposition of our fleet, along with fleet age, mix, mileage and cost reports, allowing management to monitor and change fleet deployment on a daily basis and to optimize our fleet plan based on estimated business levels and available repurchase and guaranteed depreciation programs.

•
Revenue management system. We have a revenue management system which is designed to enhance profitability by providing greater control of vehicle availability, inventory movements and pricing at our rental locations. Our system monitors and forecasts both vehicle supply and customer demand to support our strategy to optimize volume and rate at each location. An integrated fleet distribution module takes into consideration the costs and benefits associated with distributing vehicles to various rental locations within a geographic area to accommodate demand, and make specific recommendations for movement of vehicles between locations. We utilize sophisticated systems to gather and report competitive industry rental rate changes every day using data from third-party reservation systems, which automatically scan rate movements and report significant changes for evaluation.

•	Websites and mobile applications. Our websites and mobile applications leverage our technology across brands and provide a simpler, streamlined experience for our customers.

•
Connected car services application. We have developed an enterprise-wide application that interfaces with various telematics solutions that support our self-service and connected car strategy. This application, among other things, enables a more accurate reading of fuel and mileage to enable a customer to self-service check-out and check-in their vehicle.

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

Car Sharing

Our Zipcar car sharing technology was specifically designed and built for our car sharing business and has been continually refined and upgraded. Our fully-integrated platform centralizes the management of our Zipcar reservations, member services, fleet operations and financial systems to optimize the member experience, minimize costs and leverage efficiencies. Our platform allows for basic functions such as processing new member applications, managing reservations and keyless vehicle access, and providing the mobile and website applications used by our members. This platform also allows us to manage and monitor member interactions and communications, billing and payment processing, manage our car sharing fleet, including service and cleanings, vehicle locations and monitor and analyze key metrics of each Zipcar such as utilization rate, mileage and maintenance requirements.

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

Interactions between members and our Zipcars are captured in our system, across all communication channels, providing us with knowledge we use to improve our members’ experiences and optimize our business processes. We continue to innovate our technology platform to provide scale to support growth, drive operational efficiency and improve the member experience.

OUR FLEET

We offer a wide variety of vehicles in our rental fleet, including luxury cars, specialty-use vehicles and light commercial vehicles. Our fleet consists primarily of vehicles from the current and immediately preceding model year. We maintain a single fleet of vehicles for Avis and Budget in countries where we operate both brands. The substantial majority of Zipcar’s fleet is dedicated to use by Zipcar. We maintain a diverse rental fleet, in which no vehicle manufacturer represented more than 14% of our 2018 fleet purchases, and we regularly adjust our fleet levels to be consistent with demand. We participate in a variety of vehicle purchase programs with major vehicle manufacturers. The following presents the approximate percentage of fleet purchases by manufacturer in 2018.

* Includes all manufacturers for which fleet purchases were less than 5%.

Fleet costs represented approximately 25% of our aggregate expenses in 2018. Fleet costs can vary from year to year based on the prices at which we are able to purchase and dispose of rental vehicles.

In 2018, on average, approximately 38% of our rental car fleet was comprised of vehicles subject to agreements requiring automobile manufacturers to repurchase vehicles at a specified price during a specified time period or guarantee our rate of depreciation on the vehicles during a specified period of time, or were vehicles subject to operating leases, which are subject to a fixed lease period and interest rate. We refer to cars subject to these agreements as “program” cars and cars not subject to these agreements as “risk” cars because we retain the risk associated with such cars’ residual values at the time of their disposition. The following graphs present the approximate percentage of program cars in both our average rental car fleet and fleet purchases within each of our reporting segments in the last three years.

Our agreements with automobile manufacturers typically require that we pay more for program cars and maintain them in our fleet for a minimum number of months and impose certain return conditions, including car condition and mileage requirements. When we return program cars to the manufacturer, we receive the price guaranteed at the time of purchase and are therefore protected from fluctuations in the prices of previously-owned vehicles in the wholesale market. In 2018, approximately 54% of the vehicles we disposed of were sold pursuant to repurchase or guaranteed depreciation programs. The future percentages of program and risk cars in our fleet will depend on several factors, including our expectations for future used car prices, our seasonal needs and the availability and attractiveness of manufacturers’ repurchase and guaranteed depreciation programs.

We dispose of our risk cars largely through automobile auctions and direct-to-dealer sales. In 2018, we continued to expand the scope of our direct-to-consumer car sales program to include the sale of our risk cars directly to consumers through our retail lots in several U.S. cities and through our Ultimate Test Drive program, which offers customers the ability to purchase well-maintained, late-model rental vehicles from our rental car fleet. Alternative disposition channels such as direct-to-consumer, online auctions, retail lots and direct-to-dealer sales provide the opportunity to increase vehicle sale prices and reduce relevant fleet costs compared to selling cars at auctions.

In 2018, our average monthly vehicle rental fleet size ranged from a low of approximately 557,000 vehicles in January to a high of approximately 746,000 vehicles in July. Our average monthly car rental fleet size typically peaks in the summer months. Average fleet utilization for 2018, which is based on the number of rental days (or portion thereof) that vehicles are rented compared to the total amount of time that vehicles are available for rent, ranged from 65% in January to 75% in July. Our calculation of utilization may not be comparable to other companies’ calculation of similarly titled metrics.

We place a strong emphasis on the quality of our vehicle maintenance for customer safety and customer satisfaction reasons, and because quick and proper repairs are critical to fleet utilization. To accomplish this task, we developed specialized training programs for our technicians. Our Maintenance and Damage Planning Department prepares technical service bulletins that can be retrieved electronically at our repair locations. In addition, we have implemented policies and procedures to promptly address manufacturer recalls as part of our ongoing maintenance and repair efforts.

CUSTOMER SERVICE

Our commitment to delivering a consistently high level of customer service across all of our brands is a critical element of our success and business strategy. Our Customer Led, Service Driven™ program focuses on continually improving the overall customer experience based on our research of customer service practices, improved customer insights, executing our customer relationship management strategy, delivering customer-centric employee training and leverage our mobile applications technology and the enriched experience it provides our customers.

The employees at our Company-operated locations are trained and empowered to resolve most customer issues at the location level. We also continuously track customer-satisfaction levels by sending location-specific surveys to recent customers and utilize detailed reports and tracking to assess and identify ways that we can improve our customer service delivery and the overall customer experience. Our location-specific surveys ask customers to evaluate their overall satisfaction with their rental experience and the likelihood that they will recommend our brands, as well as key elements of the rental experience. Results are analyzed in aggregate and by location to help further enhance our service levels to our customers.

We understand our customers’ time is valuable and we offer rental options that provide greater control and self-service capabilities. While our mobile applications provide a fast customer experience, our customers know a company representative is always available to meet their needs. Our survey platform includes specific questions to learn more about individual preferences and find innovative ways to better serve and anticipate our customers’ needs.

EMPLOYEES

As of December 31, 2018, we employed approximately 30,000 people worldwide, of whom approximately 8,800 were employed on a part-time basis. Of our approximately 30,000 employees, approximately 18,000 were employed in our Americas segment and 12,000 in our International segment.

In our Americas segment, the majority of our employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. Certain of our executive officers may be employed under employment contracts that specify a term of employment and specify pay and other benefits. In our International segment, we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. Many of our employees are covered by a variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions.

As of December 31, 2018, approximately 27% of our employees were covered by collective bargaining or similar agreements with various labor unions. We believe our employee relations are satisfactory.

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

OTHER BUSINESS CONSIDERATIONS

SEASONALITY

Our vehicle rental business is subject to seasonal variations in customer demand patterns, with the spring and summer vacation periods representing our peak seasons for the majority of the countries in which we operate. We vary our fleet size over the course of the year to help manage any seasonal variations in demand, as well as localized changes in demand. The following chart presents our quarterly revenues for the years ended December 31, 2016, 2017 and 2018.
COMPETITION

The competitive environment for our industry is generally characterized by intense price and service competition among global, local and regional competitors. Competition in our vehicle rental operations is based primarily upon price, customer service quality, including usability of booking systems and ease of rental and return, vehicle availability, reliability, rental locations, product innovation and national or international distribution. In addition, competition is also influenced strongly by advertising, marketing, loyalty programs and brand reputation. We believe the prominence and service reputation of our brands, extensive worldwide ownership of mobility solutions and commitment to innovation provides us with a competitive advantage.

The use of technology has increased pricing transparency among vehicle rental companies and other mobility solutions providers enabling cost-conscious customers to more easily compare on the Internet and their mobile devices the rates available for the mobility solutions that fit their needs. This transparency has further increased the prevalence and intensity of price competition in the industry.

Our vehicle rental operations compete primarily with Enterprise Holdings, Inc., which operates the Enterprise, National and Alamo car rental brands; Hertz Global Holdings, Inc., which operates the Hertz, Dollar and Thrifty brands; Europcar Mobility Group, which operates the Europcar, Goldcar, InterRent and Ubeeqo brands; and Sixt AG. We also compete with smaller local and regional vehicle rental companies for vehicle rental market share, and with ride-hailing companies largely for short length trips in urban areas. Our Zipcar brand also competes with various local and regional mobility companies, including mobility services sponsored by several auto manufacturers, ride-hailing and car sharing companies and other technology players in the mobility industry. Our Budget Truck operations in the United States competes with several other local, regional and nationwide truck rental companies including U-Haul International, Inc., Penske Truck Leasing Corporation, Ryder Systems, Inc. and Enterprise.

INSURANCE AND RISK MANAGEMENT

Our vehicle rental and corporate operations expose us to various types of claims for bodily injury, death and property damage related to the use of our vehicles and/or properties, as well as general employment-related matters stemming from our operations. We generally retain economic exposure for liability to third parties arising from vehicle rental and car sharing services in the United States, Canada, Puerto Rico and the U.S. Virgin Islands, in accordance with the minimum financial responsibility requirements (“MFRs”) and primacy of coverage laws of the relevant jurisdiction. In certain cases, we assume liability above applicable MFRs, up to $1 million per occurrence, other than in cases involving a negligent act on the part of the Company, for which we purchase insurance coverage for exposures beyond retained amounts from a combination of unaffiliated excess insurers.

In Europe, we insure the risk of liability to third parties arising from vehicle rental and car sharing services in accordance with local regulatory requirements primarily through insurance policies provided by unaffiliated insurers. We may retain a portion of the insured risk of liability through local deductibles, and by reinsuring certain risks through our captive insurance subsidiary AEGIS Motor Insurance Limited. In Australasia, motor vehicle bodily injury insurance coverage is compulsory and provided upon vehicle registration. In addition, we provide our customers with third-party property damage insurance through an unaffiliated third-party insurer. We retain a share of property damage risk through local deductibles and through AEGIS Motor Insurance Limited. We insure the risk of liability to third parties in Argentina and Brazil through unaffiliated insurers.

We offer our U.S. customers a range of optional insurance products and coverages such as supplemental liability insurance, personal accident insurance, personal effects protection, emergency sickness protection, automobile towing protection and cargo insurance, which create additional risk exposure for us. When a customer elects to purchase supplemental liability insurance or other optional insurance related products, we typically retain economic exposure to loss, since the insurance is provided by an unaffiliated insurer that is reinsuring its exposure through our captive insurance subsidiary, Constellation Reinsurance Co., Ltd. Additional personal accident insurance offered to our customers in Europe and Australasia is provided by a third-party insurer, and reinsured by our Avis Budget Europe International Reinsurance Limited subsidiary. We also maintain excess insurance coverage through unaffiliated carriers to help mitigate our potential exposure to large liability losses. We otherwise bear these and other risks, except to the extent that the risks are transferred through insurance or contractual arrangements.

OUR INTELLECTUAL PROPERTY

We rely primarily on a combination of trademark, trade secret and copyright laws, as well as contractual provisions with employees and third parties, to establish and protect our intellectual property rights. The service marks “Avis,” “Budget,” and “Zipcar” and related marks or designs incorporating such terms and related logos and marks such as “We Try Harder,” “We Know The Road” and “Own The Trip, Not The Car” are material to our vehicle rental and car sharing businesses. Our subsidiaries and licensees actively use these marks. All of the material marks used by Avis, Budget and Zipcar are registered (or have applications pending for registration) with the U.S. Patent and Trademark Office as well as in foreign jurisdictions. Our subsidiaries own the marks and other intellectual property, including the Wizard system, used in our business. We also own trademarks and logos related to the “Apex Car Rentals” brand in Australia and New Zealand, the “Payless Car Rental” brand in the United States and several other countries, the “Maggiore” and “Morini” brands in Italy, the “FranceCars” brand in France and the “Turiscar” brand in Portugal.

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

We believe in being responsible global corporate citizens and strive to establish and maintain best practices in corporate social responsibility through a focus on:

•
The Environment: As a responsible corporate citizen, we are committed to monitoring, measuring and managing our environmental impact, and working to reduce it where practicable on an ongoing basis. The following illustrate those commitments:

•	Car Sharing: Through our Zipcar brand, operating one of the world’s leading car sharing networks, considered to be one of the most environmentally-friendly transportation alternatives available;

•	Fleet: Offering our customers a wide variety of vehicles that are environmentally friendly, including as defined by the U.S. Environmental Protection Agency’s SmartWay Certification Program;

•
Outreach: Partnering with our corporate customers to help them measure and manage the environmental impact of Avis and Budget rental vehicles used by their employees and, where applicable, partnering to help them achieve their sustainability goals;

•	Compliance: Meeting or voluntarily exceeding the requirements of all federal, state and local health, safety and environmental protection laws; and

•	Reduction: Limiting our use of natural resources and recycling where practicable, whether water, oil, tire rubber, paper, plastic or other materials.

•
Our People and our Customers: We believe that our success has its foundation in how we treat our employees. Avis Budget Group is committed to maintaining a professional and supportive workplace built on trust between employees and management. In concert with our core values, we seek to foster an environment where communication among our employees is open, honest, and respectful; performance is recognized; growth is encouraged; and accomplishments – individual and collective – are celebrated. We also seek to support the well-being and development of the people we employ and the communities in which they work. The following initiatives reflect our commitment to achieving these goals:

•
Employee Engagement: We periodically measure the success of our workplace initiatives in a Company-wide employee survey. Conducted by an independent third-party to ensure impartiality and confidentiality, the survey is part of a long tradition of listening to what employees have to say about the Company, about the job they do, and about what they expect. The findings from each survey are presented by managers to employees and plans to address areas for improvement are established;

•
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

•
Live Well – Healthy Living: We maintain a comprehensive program of initiatives designed to encourage our employees and their families to be mindful of their health and to enhance their ability to care for themselves and manage their health care expenses;

•
Equal Opportunity Employment: We are committed to providing equal employment opportunity to all applicants and employees without regard to race, religion, color, sex, sexual orientation, gender, gender identity, age, national origin, ancestry, citizenship, protected veteran or disability status or any factor prohibited by law, and as such we affirm in policy and practice to support and promote the concept of equal employee opportunity and affirmative action, in accordance with all applicable federal, state, provincial and municipal laws. In addition, the Company will reasonably accommodate known disabilities and religious beliefs of employees and qualified applicants; and

•
Diversity and Inclusion: As a growing global organization, the Company is proud of the diversity of its workforce. We strive to attract and retain talented and diverse people throughout our organization by engaging in several initiatives to support diversity and inclusion, including programs specifically designed to develop female leaders and to assist current and former military personnel.

•
Our Communities: The Company is committed to supporting the communities in which it operates by working with nonprofit organizations focused on assisting those in need such as Make-A-Wish. Through relationships with widely-recognized charitable groups and outreach through the Avis Budget Group Charitable Foundation and employee volunteer teams, the Company and its employees contribute to many worthwhile organizations and deserving causes that help improve and inspire change in our communities.

•	Our Business: We hold our employees to high ethical standards. We place great emphasis on professional conduct, safety and security, information protection and integrity.

•
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

•
Sustainable Procurement: Our Third-Party Standards of Conduct represents the Company’s commitment to fostering sustainable relationships with our business partners, agents, consultants, suppliers and other third parties and ensuring that they uphold ethical, social and environmental standards.

•
Supplier Diversity: The Company also maintains an industry-leading supplier diversity program to promote the growth and development of suppliers who are disadvantaged, minority-owned or women-owned business enterprises. As a result of our commitment, we are honored to be one of America’s Top Corporations for Women’s Business Enterprises for 17 consecutive years and a corporate member of the Billion Dollar Roundtable.

•
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

COMPANY INFORMATION

Our principal executive office is located at 6 Sylvan Way, Parsippany, New Jersey 07054 (our telephone number is 973-496-4700). The Company files electronically with the Securities and Exchange Commission (the “SEC”) required reports on Form 8-K, Form 10-Q, Form 10-K and Form 11-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934; registration statements and other forms or reports as required. Certain of the Company’s officers and directors also file statements of changes in beneficial ownership on Form 4 with the SEC. Such materials may be accessed electronically on the SEC’s Internet site (sec.gov). The Company maintains a website (avisbudgetgroup.com) and copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports, proxy materials and any amendments to these reports filed or furnished with the SEC are available free of charge in the Investor Relations section of our website, as soon as reasonably practicable after filing with the SEC. Copies of our board committee charters, Codes of Conduct and Ethics, Corporate Governance Guidelines and other corporate governance information are also available on our website. If the Company should decide to amend any of its board committee charters, Codes of Conduct and Ethics or other corporate governance documents, copies of such amendments will be made available to the public through the Company’s website. The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

The following is a cautionary discussion of the most significant risks, uncertainties and assumptions that we believe are significant to our business and should be considered carefully in conjunction with all of the other information set forth in this Annual Report on Form 10-K. The risks described below are not an exhaustive list of all of the risks that we face and are not listed by order of priority or materiality. In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, the factors described in this item could, individually or in the aggregate, cause our actual results to differ materially from those described in any forward-looking statements. Should unknown risks or uncertainties materialize or underlying assumptions prove inaccurate, actual results could materially differ from past results and/or those anticipated, estimated or projected. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

RISKS RELATED TO OUR BUSINESS

We face risks related to the high level of competition in the mobility industry.

The mobility industry is highly competitive, with price being one of the primary competitive factors. To the extent that our competitors reduce their pricing and we do not provide competitive pricing or if price increases we implement make us less competitive, we risk losing rental volume from existing customers, as well as lessening the chances of success for future bids for new customer accounts. If competitive pressures lead us to lose rental volume or match any downward pricing and we are unable to reduce our operating costs, then our financial condition or results of operations could be materially adversely impacted.

Additionally, pricing in the vehicle rental industry is impacted by the size of rental fleets and the supply of vehicles available for rent. Any significant fluctuations in the supply of rental vehicles available in the market due to an unexpected decrease in demand, or actions taken by our competitors to increase market share by acquiring more fleet could negatively affect our pricing, operating plans or results of operations if we are unable to adjust the size of our rental fleet in response to fluctuations in demand.

We expect that the competitive environment for our mobility services will become more intense as additional companies, including automobile manufacturers, ride-hailing companies, car sharing companies, and other technology players in the mobility industry enter our existing markets or try to expand their operations. Companies offering new mobility business models, including ride-hailing or car sharing services, or autonomous vehicles, may affect demand for rental vehicles. Some of these companies may have access to substantial capital, innovative technologies or have the ability to launch new services at a relatively low cost. To the extent these companies can improve transportation efficiency, alter driving patterns or attitudes toward vehicle rental, offer more competitive prices or fleet management services, more effectively utilize mobile platforms, undertake more aggressive marketing campaigns, price their competing services below market or otherwise disrupt the mobility industry, we risk heightened pricing competition and/or loss of rental volume, which could adversely impact our business and results of operations if we are unable to compete with such efforts.

The risk of competition on the basis of pricing in the truck rental industry can be even more impactful than in the car rental industry as it can be more difficult to reduce the size of our truck rental fleet in response to significantly reduced demand.

We face risks related to fleet costs.

Fleet costs typically represent our single largest expense and can vary from year to year based on the prices that we are able to purchase and dispose of our vehicles. We purchase program cars, which are guaranteed a rate of depreciation through agreements with auto manufacturers, and non-program, or “risk” vehicles. In 2018, on average approximately 62% of our rental car fleet was comprised of risk vehicles.

The costs of our risk vehicles may be adversely impacted by the relative strength of the used car market, particularly the market for one- to two-year old used vehicles. We currently sell risk vehicles through various sales channels in the used vehicle marketplace, including traditional auctions, on-line auctions, direct-to-dealer sales, and directly to consumers through either retail lots or our Ultimate Test Drive consumer car sales program. These channels may not produce stable vehicle prices in the future, as the market for used vehicles is subject to changes in demand for such vehicles, consumer interests, inventory levels, new car pricing, interest rates, fuel costs, tariffs and general economic conditions. A reduction in residual values for risk vehicles in our rental fleet could cause us to sustain a substantial loss on the ultimate sale of such vehicles or require us to depreciate those vehicles at a more accelerated rate than previously anticipated while we own them.

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

Program and leased vehicles enable us to determine our depreciation expense in advance of purchase. Our program and leased vehicles also generally provide us with flexibility to reduce the size of our fleet rapidly. This flexibility is affected by the percentage of program vehicles in our fleet and the features of the programs provided by auto manufacturers. Our inability to reduce the size of our fleet in response to seasonal demand fluctuations, economic constraints or other changes in demand could have an adverse impact on our fleet costs and results of operations.

While we source our fleet purchases from a wide range of auto manufacturers, our program purchases expose us to risk to the extent that any of these auto manufacturers significantly curtail production, increase the cost of purchasing program vehicles or decline to sell program vehicles to us on terms or at prices consistent with past agreements. Should any of these risks occur, we may be unable to obtain a sufficient number of vehicles to operate our business without significantly increasing our fleet costs or reducing our volumes.

Failure by a manufacturer to fulfill its obligations under any program agreement or incentive payment obligation could leave us with a material expense if we are unable to dispose of program cars at prices estimated at the time of purchase or with a substantial unpaid claim against the manufacturer, particularly with respect to program cars that were either (i) resold for an amount less than the amount guaranteed under the applicable program and therefore subject to a “true-up” payment obligation from the manufacturer; or (ii) returned to the manufacturer, but for which we were not yet paid, and therefore we could incur a substantial loss as a result of such failure to perform.

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

Weakness in travel demand or general economic conditions, and/or a significant increase in fuel costs, can adversely impact our business.

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

Our strategic objectives involve winning and retaining customers through supporting and strengthening our brands, increasing operational efficiency and margins and enhancing our position in the evolving mobility industry. We see significant potential in the areas of optimizing our pricing, customer mix and sales of ancillary products and services; optimizing our procurement, deployment and disposition of vehicles, including increased use of non-auction channels for selling our risk cars; and applying connected-car/in-vehicle systems and other emerging technologies in our operations. If we are unsuccessful in implementing our strategic initiatives, our financial condition or results of operations could be adversely impacted.

The Company continues to further streamline its administrative and shared-services infrastructure through a restructuring program that identifies and replicates best practices, leverages the scale and capabilities of third-party service providers, and is designed to increase the global standardization and consolidation of non-rental-location functions over time. We cannot be certain that such initiatives will continue to be successful. Failure to successfully implement any of these initiatives could have an adverse impact on our financial condition or results of operations.

Any failure to adapt to changes in the mobility industry, provide a high-quality rental experience for our customers and members, adopt new technologies, capitalize on cost saving initiatives or meet customer needs could substantially harm our reputation and competitiveness, and could adversely impact our financial condition or results of operations.

We face risks related to political, economic and commercial instability or uncertainty in the countries in which we operate.

Our global operations expose us to a number of risks, including exposure to a wide range of international, national and local economic and political conditions and instability. For example, our operations in the United Kingdom includes a significant amount of cross-border business that could be negatively impacted by the withdrawal of the United Kingdom from the European Union. Uncertainty related to the proposed withdrawal of the United Kingdom from the European Union could lead to volatility in the global financial markets, adversely affect tax, legal and regulatory regimes, and could impact the economies of the United Kingdom and other countries in which we operate, which could have a material adverse effect on our results in such countries. Operating our business in a number of different regions and countries exposes us to a number of risks, including:

•	multiple and potentially conflicting laws, regulations, trade policies and agreements that are subject to change;

•	varying tax regimes, including consequences from changes in applicable tax laws;

•	the imposition of currency restrictions, restrictions on repatriation of earnings or other restraints, as well as difficulties in obtaining financing in foreign countries for local operations;

•	potential changes to import-export laws, trade treaties or tariffs in the countries where we purchase vehicles;

•	local ownership or investment requirements, or compliance with local laws, regulations or business practices;

•	uncertainty and changes to political and regulatory regimes as a result of changing social, political, regulatory and economic environments in the United States and internationally;

•	national and international conflict, including terrorist acts; and

•	political and economic instability or civil unrest that may severely disrupt economic activity in affected countries.

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

•	global distribution systems (“GDS”), such as Amadeus, Galileo/Apollo, Sabre and Worldspan, that connect travel agents, travel service providers and corporations to our reservation systems.

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

We rely heavily on the satisfactory performance and availability of our information systems, including our reservation systems, websites and network infrastructure to attract and retain customers, accept reservations, process rental and sales transactions, manage our fleet of vehicles, account for our activities and otherwise conduct our business. We have centralized our information systems and we rely on third-party communications service and system providers to provide technology services and link our systems with the business locations these systems were designed to serve. A failure or interruption that results in the unavailability of any of our information systems, or a major disruption of communications between a system and the locations it serves, could cause a loss of reservations, interfere with our fleet management, slow rental and sales processes, create negative publicity that damages our reputation or otherwise adversely impacts our ability to manage our business effectively. We may experience system interruptions or disruptions for a variety of reasons, including as the result of network failures, power outages, cyber attacks, employee errors, software errors, an unusually high volume of visitors attempting to access our systems, or localized conditions such as fire, explosions or power outages or broader geographic events such as earthquakes, storms, floods, epidemics, strikes, acts of war, civil unrest or terrorist acts. Because we are dependent in part on independent third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. Our systems’ business continuity plans and insurance programs seek to mitigate such risks but they cannot fully eliminate the risks as a disruption could be experienced in any of our information systems.

We face risks related to cybersecurity breaches of our systems and information technology.

Threats to network and data security are becoming increasingly diverse and sophisticated. As cybersecurity threats become more frequent, intense and sophisticated, costs of proactive defense measures may increase. Third parties may have the technology or expertise to breach the security of our customer transaction data and our security measures may not prevent physical security or cybersecurity breaches, which could result in substantial harm to our business, our reputation or our results of operations. We rely on encryption and/or authentication technology licensed from and, at times, administered by independent third parties to secure transmission of confidential information, including credit card numbers and other customer personal information. Our outsourcing agreements with these third-party service providers generally require that they have adequate security systems in place to protect our customer transaction data. However, advances in computer capabilities, new discoveries in the field of cryptography or other cybersecurity developments could render our security systems and information technology, or those used by our third-party service providers, vulnerable to a breach. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Risks of cybersecurity incidents caused by malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, could include hacking, viruses, malicious software, ransomware, phishing attacks, denial of service attacks and other attempts to capture, disrupt or gain unauthorized access to data are rapidly evolving and could lead to disruptions in our reservation system or other data systems, unauthorized release of confidential or otherwise protected information or corruption of data. The techniques used by third parties change frequently and may be difficult to detect for long periods of time. Any successful efforts by individuals to infiltrate, break into, disrupt, damage or otherwise steal from the Company’s, its licensees’ or its third-party service providers’ security or information systems could damage our reputation and expose us to increased costs, litigation or other liability that could adversely impact our financial condition or results of operations. Failure to appropriately address these issues could also give rise to potentially material legal risks and liabilities.

We face risks related to our property leases and vehicle rental concessions.

We lease or have vehicle rental concessions at locations throughout the world, including at most airports where we operate, and at train stations throughout Europe, where vehicle rental companies are frequently required to bid periodically for space at these locations. If we were to lose a property lease or vehicle rental concession, particularly at an airport or a train station in a major metropolitan area, there can be no assurance that we would be able to find a suitable replacement location on reasonable terms which could adversely impact our business.

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

We may engage in strategic transactions, including the acquisition of or investment in existing licensees and/or other related businesses, or partnerships or joint ventures with companies in related or cross-function lines of business. The risks involved in engaging in these strategic transactions include the possible failure to successfully integrate the operations of acquired businesses, or to realize the expected benefits of such transactions within the anticipated time frame, or at all, such as cost savings, synergies, sales and growth opportunities. In addition, the integration of an acquired business or oversight of a partnership or joint venture may result in material unanticipated challenges, expenses, liabilities or competitive responses, including:

•
a failure to implement our strategy for a particular strategic transaction, including successfully integrating the acquired business into our existing infrastructure, or a failure to realize value from a strategic partnership, joint venture or other investment;

•	inconsistencies between our standards, procedures and policies and those of the acquired business, partnership and/or joint venture;

•	costs or inefficiencies associated with the integration of our operational and administrative systems;

•	the increased scope and complexity of our operations could require significant attention from management and could impose constraints on our operations or other projects;

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

We face risks related to fluctuations in currency exchange rates.

Our operations generate revenue and incur operating costs in a variety of currencies. The financial position and results of operations of many of our foreign subsidiaries are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our Consolidated Financial Statements. Changes in exchange rates among these currencies and the U.S. dollar will affect the recorded levels of our assets and liabilities in our consolidated financial statements. While we take steps to manage our currency exposure, such as currency hedging, we may not be able to effectively limit our exposure to intermediate- or long-term movements in currency exchange rates, which could adversely impact our financial condition or results of operations.

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

Optional insurance products that we offer to renters in the United States, including, but not limited to, supplemental liability insurance, personal accident insurance and personal effects protection, are regulated under state laws governing such products. Our car rental operations outside the United States must also comply with certain local laws and regulations regarding the sale of supplemental liability and personal accident and effects insurance by intermediaries. Any changes in law that affect our operating requirements with respect to our sale of optional insurance products could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue and profitability. Should more of our customers decline to purchase optional liability insurance products as a result of any changes in these laws or otherwise, our financial condition or results of operations could be adversely impacted.

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

Additionally, current U.S. federal law pre-empts state laws that impute tort liability based solely on ownership of a vehicle involved in an accident. If such federal law were to change, our insurance liability exposure could materially increase.

We may be unable to collect amounts that we believe are owed to us by customers, insurers and other third parties related to vehicle damage claims or liabilities. The inability to collect such amounts in a timely manner or to the extent that we expect could adversely impact our financial condition or results of operations.
Costs associated with lawsuits, investigations or increases in legal reserves that we establish based on our assessment of contingent liabilities may have an adverse effect on our results of operations.

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

We outsource some of our business functions to third parties, including operations at many of our Company-owned locations, which are third-party independent operators who receive commissions to operate such locations. We are involved or may become involved in legal proceedings and investigations that claim that our third-party independent operators should instead be treated as employees. There can be no assurance that legislative, judicial or regulatory authorities will not assert interpretations of existing laws or introduce new regulations that would mandate that we change the classification of these operators. In the event of such a reclassification, we could be exposed to material liabilities and additional costs which could have an adverse effect on our business and results of operations. These liabilities and additional costs could include exposure under federal, state and local tax laws, workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest.

From time to time, our Company and/or other companies in the vehicle rental industry may be reviewed or investigated by government regulators, which could lead to tax assessments, enforcement actions, fines and penalties or the assertion of private litigation claims. It is not possible to predict with certainty the outcome of claims, investigations and lawsuits, and we could in the future incur judgments, taxes, fines or penalties or enter into settlements of lawsuits or claims that could have an adverse impact on our financial condition or results of operations. In addition, while we maintain insurance coverage with respect to exposure for certain types of legal claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

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

We are subject to multiple, and sometimes conflicting, laws and regulations in the countries in which we operate that relate to, among others, consumer protection, competition and antitrust, customer privacy and data protection, securities and public disclosure, automotive retail sales, franchising, corruption and anti-bribery, environmental matters, taxes, automobile-related liability, labor and employment matters, cost and fee recovery, currency-exchange and other various banking and financial industry regulations, health and safety, insurance rates and products, claims management, protection of our trademarks and other intellectual property and other trade-related laws and regulations. Recent years have seen a substantial increase in the global enforcement of certain of these laws such as the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar foreign laws and regulations. Our continued global operations and expansion could increase the risk of governmental investigations and violations of such laws. We cannot predict the nature, scope or effect of future regulatory requirements to which our global operations may be subject or the manner in which existing or future laws may be administered or interpreted. Any alleged or actual violations of any law or regulation, change in law, regulation, trade treaties or tariffs, or changes in the interpretation of existing laws or regulations may subject us to government scrutiny, investigation and civil and criminal penalties, limit our ability to provide services in any of the countries in which we operate and could result in a material adverse impact on our reputation, business, financial position or results of operations.

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

We are subject to privacy, data protection, security transfer and other regulations, as well as private industry standards, that could negatively impact our global operations and cause us to incur additional incremental expense that impacts our future operating results.

Our business requires the secure processing and storage of sensitive information relating to our customers, employees, business partners and others. Current consumer privacy and data protection laws, particularly the European Union’s General Data Protection Regulation which became effective in 2018 (the “GDPR”), and other regulations in the jurisdictions in which we operate limit the types of information that we may collect, process and retain about our customers and other individuals with whom we deal or propose to deal, some of which may be non-public personally identifiable information. The GDPR, which is wide-ranging in scope, provides EU residents greater control over their personal data and imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. It also imposes significant forfeitures and penalties for noncompliance. The Company has adopted policies and procedures in compliance with the GDPR, however, such policies and procedures may need to be updated as additional information concerning best practices is made available through guidance from regulatory authorities or published enforcement decisions. Other privacy laws may be interpreted and applied inconsistently from country to country and impose inconsistent or conflicting requirements. Complying with varying jurisdictional privacy requirements could increase our operating costs, divert management attention or require additional changes to our business practices. Should we be found to not be in compliance with the GDPR or similar privacy and data protection laws, we could be subject to substantial monetary forfeitures and other penalties that could negatively impact our operating results or harm our reputation.

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

We face risks associated with tax reform.

In 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, which broadly reforms the U.S. corporate income tax system. Several provisions of the Tax Act affect the Company, specifically the provision eliminating the use of like-kind exchange for personal property and the provision allowing for full expensing of qualified property purchases through the year 2022. Since 2004, we have utilized a like-kind exchange program whereby we replace vehicles in a manner that allows tax gains on vehicles sold in the U.S. to be deferred, resulting in a material deferral of U.S. federal and state income taxes. The Tax Act repealed like-kind exchange treatment for vehicle sales as of January 1, 2018. The effect of the elimination of our like-kind exchange will be largely offset through 2022 by the full expensing provision of certain business assets in the year placed in service, which we believe includes our vehicles. However, an extended downsizing of our fleet would significantly decrease the amount of tax deductions available under the full expensing provision. This would result in the utilization of tax attributes and increased federal and state income tax liabilities that could require us to make material cash payments. Such a downsizing or reduction in purchases would likely occur if, and to the extent, we are unable to obtain financing when our asset-backed rental car financings mature, or in connection with a significant decrease in demand for vehicle rentals. In addition, the full expensing provision phases out at the end of year 2022 and we are not certain if this provision will be extended. U.S. states continue to modify their tax statutes as a result of the Tax Act and such state legislation could negate the full expensing benefits granted under the Tax Act or negatively impact our tax liability in that state. Therefore, we cannot offer assurance that the benefits from the expected tax deductions will continue.

The Tax Act also makes significant changes to the U.S. Internal Revenue Code applicable to corporations. Such changes include a permanent reduction to the corporate income tax rate, a mandatory one-time repatriation tax on undistributed historic earnings of foreign subsidiaries, elimination or limitation of the deductibility of certain business expenses, and requiring the inclusion in the U.S. tax base certain earnings generated by foreign subsidiaries, among other changes. While the Company believes it will not be materially impacted by these changes, the ultimate impact of the Tax Act may differ from our current estimates due to changes in interpretations of the Tax Act, legislative action, changes in accounting standards for income taxes, among other things, which could adversely impact our financial condition or results of operations.

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

A portion of our borrowings, primarily our vehicle-backed borrowings, bears interest at variable rates that expose us to interest rate risk. If interest rates were to increase, whether due to an increase in market interest rates or an increase in our own cost of borrowing, our debt service obligations for our variable rate indebtedness would increase even though the amount of borrowings remained the same, and our results of operations could be adversely affected. As of December 31, 2018, our total outstanding debt of approximately $13.8 billion included unhedged interest rate sensitive debt of approximately $4.1 billion. During our seasonal borrowing peak in 2018, outstanding unhedged interest rate sensitive debt totaled approximately $5.5 billion.

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

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	overall stock market fluctuations;

•	success or failure of competitive service offerings or technologies;

•	tax or regulatory developments in the United States and other countries in which we operate;

•	litigation involving us;

•	actions of activist stockholders and responses from our Board and senior management; and

•	the timing and amount of any share repurchases by us.

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

Certain provisions of our certificate of incorporation and by-laws, and Delaware law could prevent or delay a potential acquisition of control of our Company, which could decrease the trading price of our common stock.

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

We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by effectively requiring those who seek to obtain control of the Company to negotiate with our Board of Directors and by providing our Board with more time to assess any acquisition of control. However, these provisions could apply even if an acquisition of control of the Company may be considered beneficial by some stockholders and could delay or prevent an acquisition of control that our Board of Directors determines is not in the best interests of our Company and our stockholders.

Our business could be adversely impacted as a result of actions by activist stockholders or others.

The Company values constructive input from investors and regularly engages in dialogue with its stockholders regarding strategy and performance. The Company’s Board of Directors and management team are committed to acting in the best interests of all of the Company’s stockholders. There is no assurance that the actions taken by the Board of Directors and management in seeking to maintain constructive engagement with the Company’s stockholders will be successful, and we may be subject to formal or informal actions or requests from stockholders or others. Responding to such actions could be costly and time-consuming, divert attention of management and employees, and may have an adverse effect on our business, results of operations and cash flow and the market price of our common stock.

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

We lease or have vehicle rental concessions for our brands at locations throughout the world. We own approximately 2% of the locations from which we operate and in some cases we sublease to franchisees or other third parties. The remaining locations from which we operate our vehicle rental businesses are leased or operated under concession agreements with governmental authorities and private entities. Those leases and concession agreements typically require the payment of minimum rents or minimum concession fees and often also require us to pay or reimburse operating expenses, to pay additional rent, or concession fees above guaranteed minimums, based on a percentage of revenues or sales arising at the relevant premises, or to do both. See Note 14 to our Consolidated Financial Statements for information regarding lease commitments.

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
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Our common stock is currently traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CAR.” At January 31, 2019, the number of stockholders of record was 2,517.

DIVIDEND POLICY

We neither declared nor paid any cash dividend on our common stock in 2018 and 2017, and we do not currently anticipate paying cash dividends on our common stock. However, we evaluate our dividend policy on a regular basis and may pay dividends in the future, subject to compliance with the covenants in our senior credit facility, the indentures governing our senior notes and our vehicle financing programs. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will also depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information about shares of our common stock that may be issued upon the exercise of options and restricted stock units under all of our existing equity compensation plans as of December 31, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and Restricted Stock Units (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (Excludes Restricted Stock Units) ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column) (b)
Equity compensation plans approved by security holders	2,457,610	$0.79	5,889,509
Equity compensation plans not approved by security holders	—	—	—
Total	2,457,610	$0.79	5,889,509
__________

(a)	Includes options and other awards granted under the Amended and Restated Equity and Incentive Plan, which plan was approved by stockholders.

(b)
Represents 3,469,070 shares available for issuance under the Amended and Restated Equity and Incentive Plan and 2,420,439 shares available for issuance pursuant to the 2009 Employee Stock Purchase Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

The following is a summary of the Company’s common stock repurchases by month for the quarter ended December 31, 2018:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
October 2018	672,141	$31.83	672,141	$200,501,901
November 2018	804,549	29.89	804,549	176,451,029
December 2018	989,200	26.23	989,200	150,501,899
Total	2,465,890	$28.95	2,465,890	$150,501,899
________

(a)
Excludes, for the three months ended December 31, 2018, 106 shares which were withheld by the Company to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock unit awards.

The Company’s Board of Directors has authorized the repurchase of up to approximately $1.7 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in August 2018. The Company’s stock repurchases may occur through open market purchases or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date.

PERFORMANCE GRAPH

Set forth below are a line graph and table comparing the cumulative total stockholder return of our common stock against the cumulative total returns of peer group indices, the S&P Midcap 400 Index, the S&P 500 Index and the Dow Jones U.S. Transportation Average Index for the period of five fiscal years commencing December 31, 2013 and ending December 31, 2018. The broad equity market indices used by the Company are the S&P Midcap 400 Index, which measures the performance of mid-sized companies and the Dow Jones U.S. Transportation Average Index, which measures the performance of transportation companies. The Company has elected to begin using the S&P Midcap 400 Index in place of the S&P 500 Index for future period comparisons because the S&P Midcap 400 Index is a more appropriate benchmark in light of the Company’s equity market capitalization. The graph and table depict the result of an investment on December 31, 2013 of $100 in the Company’s common stock, the S&P Midcap 400 Index, the S&P 500 Index and the Dow Jones U.S. Transportation Average Index, including investment of dividends.

	As of December 31,
	2013	2014	2015	2016	2017	2018
Avis Budget Group, Inc.	$100.00	$164.10	$89.78	$90.75	$108.56	$55.62
S&P Midcap 400 Index	$100.00	$109.77	$107.38	$129.65	$150.71	$134.01
S&P 500 Index	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
Dow Jones U.S. Transportation Average Index	$100.00	$125.07	$104.11	$127.36	$151.58	$132.90

ITEM 6. SELECTED FINANCIAL DATA

	As of or For the Year Ended December 31,
	2018	2017	2016	2015	2014
		(In millions, except per share data)
Results of Operations
Revenues	$9,124	$8,848	$8,659	$8,502	$8,485

Net income	$165	$361	$163	$313	$245

Adjusted EBITDA (a)	$781	$735	$838	$903	$876

Earnings per share
Basic	$2.08	$4.32	$1.78	$3.02	$2.32
Diluted	2.06	4.25	1.75	2.98	2.22

Financial Position
Total assets	$19,149	$17,699	$17,643	$17,634	$16,842
Assets under vehicle programs	12,779	11,879	11,578	11,716	11,058
Corporate debt	3,551	3,599	3,523	3,461	3,353
Debt under vehicle programs (b)	10,232	9,221	8,878	8,860	8,056
Stockholders’ equity	414	573	221	439	665
Ratio of debt under vehicle programs to assets under vehicle programs	80%	78%	77%	76%	73%
__________

(a)
The following table reconciles Net Income to Adjusted EBITDA within our Selected Financial Data, which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net charges for an unprecedented personal-injury legal matters, non-operational charges related to shareholder activist activity and income taxes. Net charges for unprecedented personal-injury legal matters are recorded within operating expenses in our Consolidated Statements of Operations. We have revised our definition of Adjusted EBITDA to exclude non-operational charges related to shareholder activist activity. Non-operational charges related to shareholder activist activity include third-party advisory, legal and other professional service fees and are recorded within selling, general and administrative expenses in our Consolidated Statements of Operations. We did not revise prior years’ Adjusted EBITDA amounts because there were no costs similar in nature to these items. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7, for an explanation of why we believe Adjusted EBITDA is a useful measure.

		For the Year Ended December 31,
		2018	2017	2016	2015	2014
Net income		$165	$361	$163	$313	$245
Provision for (benefit from) income taxes		102	(150)	116	69	147
Income before income taxes		267	211	279	382	392
Add:	Non-vehicle related depreciation and amortization	256	259	253	218	180
	Interest expense related to corporate debt, net	188	188	203	194	209
	Restructuring and other related charges	22	63	29	18	26
	Transaction-related costs, net	20	23	21	68	13
	Early extinguishment of corporate debt	19	3	27	23	56
	Non-operational charges related to shareholder activist activity	9	—	—	—	—
	Impairment	—	2	—	—	—
	Charges for legal matter, net	—	(14)	26	—	—
Adjusted EBITDA		$781	$735	$838	$903	$876

(b)	Includes related-party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”). See Note 13 to our Consolidated Financial Statements.
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

RESTRUCTURING AND OTHER RELATED CHARGES, TRANSACTION-RELATED COSTS, AND OTHER ITEMS
In 2018, 2017, 2016, 2015 and 2014, we recorded restructuring and other related charges of $22 million, $63 million, $29 million, $18 million, and $26 million, respectively. See Note 4 to our Consolidated Financial Statements.
In 2018, 2017, 2016, 2015 and 2014, we recorded $20 million, $23 million, $21 million, $68 million and $13 million, respectively, of transaction-related costs, primarily related to the acquisition and integration of acquired businesses with our operations. In 2018 and 2017, these costs primarily related to integration-related costs of acquired businesses and acquisition-related costs of businesses pursued. In 2016, these costs primarily related to integration-related costs of acquired businesses. In 2015, these costs were primarily related to acquisition- and integration-related costs of acquired businesses, including $25 million of non-cash charges recognized in connection with the acquisition of the Avis and Budget license rights for Norway, Sweden and Denmark and Avis license rights for Poland, costs associated with the acquisition of the remaining 50% equity interest in our Brazilian licensee, which is now a wholly-owned subsidiary, and expenses related to certain pre-acquisition contingencies. In 2014, these costs were primarily related to acquisition- and integration-related costs of acquired businesses, including a non-cash gain recognized in connection with the acquisition of our Budget license rights in southern California and Las Vegas, and contingent consideration related to our Apex Car Rentals acquisition. See Notes 2 and 5 to our Consolidated Financial Statements.
In 2018, 2017, 2016, 2015 and 2014, we recorded $19 million, $3 million, $27 million, $23 million and $56 million, respectively, of expense related to the early extinguishment of corporate debt. See Note 12 to our Consolidated Financial Statements.
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
OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying Notes included in this Annual Report on Form 10-K commencing on page F-1. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including but not limited to those included in Item 1A, “Risk Factors” and other portions of this Annual Report on Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions.

OVERVIEW
OUR COMPANY
We operate three of the most globally recognized brands in mobility solutions, Avis, Budget and Zipcar together with several other brands, well recognized in their respective markets. We are a leading vehicle rental operator in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet of nearly 650,000 vehicles. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.
OUR SEGMENTS
We categorize our operations into two reportable business segments: Americas and International, as discussed in Part I of this Form 10-K.
BUSINESS AND TRENDS
Our revenues are derived principally from vehicle rentals in our Company-owned operations and include:

•	time & mileage fees charged to our customers for vehicle rentals;

•	sales of loss damage waivers and insurance and other supplemental items in conjunction with vehicle rentals; and

•
payments from our customers with respect to certain operating expenses we incur, including gasoline and vehicle licensing fees, as well as concession fees, which we pay in exchange for the right to operate at airports and other locations.

In addition, we receive royalty revenue and associated fees from our licensees in conjunction with their vehicle rental transactions.

Our operating results are subject to variability due to seasonality, macroeconomic conditions and other factors. Car rental volumes tend to be associated with the travel industry, particularly airline passenger volumes, or enplanements, which in turn tend to reflect general economic conditions. Our operations are also seasonal, with the third quarter of the year historically having been our strongest due to the increased level of leisure travel during such quarter. We have a partially variable cost structure and routinely adjust the size, and therefore the cost, of our rental fleet in response to fluctuations in demand.
Throughout 2018, worldwide demand for mobility solutions increased and used-vehicle values in the United States strengthened counterbalanced by the incremental impact of rising interest rates, higher salaries, wages and related benefits. In 2019, we anticipate that worldwide demand for mobility solutions will increase, most likely against a backdrop of modest and possibly uneven global economic growth.
We will aggressively pursue opportunities to enhance our profitability and return on invested capital. Our objective is to drive sustainable profitable growth by delivering on strategic initiatives aimed at winning customers through differentiated brands and products, increasing our margins via revenue growth and operational efficiency and enhancing our leadership in the evolving mobility solutions industry. Our strategies are intended to support and strengthen our brands and to grow our margins and earnings over time, and to achieve growth and efficiency opportunities as mobility solutions continue to evolve.
We operate in a highly competitive industry and we expect to continue to face challenges and risks in managing our business. We seek to mitigate our exposure to risks in numerous ways, including delivering upon our core strategic initiatives and through continued optimization of fleet levels to match changes in demand for vehicle rentals, maintenance of liquidity to fund our fleet investment and operations, appropriate investments in technology and adjustments in the size and the nature and terms of our relationships with vehicle manufacturers.
During 2018:

•	Our revenues totaled $9.1 billion, increasing 3% compared to 2017, due to higher rental volumes.

•	Our net income was $165 million and our Adjusted EBITDA was $781 million driven by higher revenues and Americas’ lower per-unit fleet costs.

•	We repurchased $200 million of our common stock, reducing our shares outstanding by approximately 5.9 million shares, or 7%.

•	We amended the terms of our Floating Rate Term Loan due 2022 and our Senior revolving credit facility maturing 2021 and extended the maturity to 2025 and 2023, respectively.

•	We issued €350 million of 4¾% euro-denominated Senior Notes due January 2026, the proceeds of which were used to redeem all $400 million of our outstanding 5⅛% Senior Notes due June 2022.

•	We acquired Morini S.p.A in Northern Italy, Turiscar Group in Portugal, various licensees in Europe and North America, and a 40% ownership stake in our licensee in Greece.

RESULTS OF OPERATIONS

We measure performance principally using the following key metrics: (i) rental days, which represent the total number of days (or portion thereof) a vehicle was rented, (ii) revenue per day, which represents revenues divided by rental days, (iii) vehicle utilization, which represents rental days divided by available rental days, available rental days is defined as average rental fleet times the number of days in the period, and (iv) per-unit fleet costs, which represent vehicle depreciation, lease charges and gain or loss on vehicle sales, divided by average rental fleet. Our rental days, revenue per day and vehicle utilization metrics are all calculated based on the actual rental of the vehicle during a 24-hour period. We believe that this methodology provides us with the most relevant metrics in order to manage the business. Our calculation may not be comparable to the calculation of similarly-titled metrics by other companies. We present currency exchange rate effects to provide a method of assessing how our business performed excluding the effects of foreign currency rate fluctuations. Currency exchange rate effects are calculated by translating the current-year results at the prior-period average exchange rate plus any related gains and losses on currency hedges.

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenue and “Adjusted EBITDA,” which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net charges for unprecedented personal-injury legal matters, non-operational charges related to shareholder activist activity and income taxes. Net charges for unprecedented personal-injury legal matters are recorded within operating expenses in our consolidated results of operations. We have revised our definition of Adjusted EBITDA to exclude non-operational charges related to shareholder activist activity. Non-operational charges related to shareholder activist activity include third-party advisory, legal and other professional service fees and are recorded within selling, general and administrative expenses in our consolidated results of operations. We did not revise prior years’ Adjusted EBITDA amounts because there were no costs similar in nature to these costs. We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our operating businesses and in comparing our results from period to period. We also believe that Adjusted EBITDA is useful to investors because it allows them to assess our results of operations and financial condition on the same basis that management uses internally. Adjusted EBITDA is a non-GAAP measure and should not be considered in isolation or as a substitute for net income or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended December 31, 2018 vs. Year Ended December 31, 2017

Our consolidated results of operations comprised the following:

	Year Ended December 31,
	2018	2017	$ Change	% Change
Revenues	$9,124	$8,848	$276	3%

Expenses
Operating	4,639	4,472	(167)	(4%)
Vehicle depreciation and lease charges, net	2,179	2,221	42	2%
Selling, general and administrative	1,220	1,120	(100)	(9%)
Vehicle interest, net	314	286	(28)	(10%)
Non-vehicle related depreciation and amortization	256	259	3	1%
Interest expense related to corporate debt, net:
Interest expense	188	188	—	0%
Early extinguishment of debt	19	3	(16)	n/m
Restructuring and other related charges	22	63	41	65%
Transaction-related costs, net	20	23	3	13%
Impairment	—	2	2	n/m
Total expenses	8,857	8,637	(220)	(3%)

Income before income taxes	267	211	56	27%
Provision for (benefit from) income taxes	102	(150)	(252)	n/m

Net income	$165	$361	$(196)	(54%)
__________

n/m	Not meaningful.

Revenues increased during 2018, compared to 2017, as a result of 4% higher rental volumes and a $41 million benefit from currency exchange rate movements, partially offset by a 1% reduction in revenue per day excluding exchange rate movements.

Total expenses increased as a result of additional rental volumes, higher salaries, wages and related benefits and higher vehicle interest rates, partially offset by lower per-unit fleet costs in the Americas. These increases to expenses include a $27 million negative effect from currency exchange rate movements.

Operating expenses increased to 50.8% of revenue during 2018 compared to 50.5% in 2017. Vehicle depreciation and lease charges decreased to 23.9% of revenue during 2018 compared to 25.1% in 2017, primarily due to Americas’ lower per-unit fleet costs. Selling, general and administrative costs increased to 13.4% of revenue during 2018 compared to 12.7% in 2017, primarily due to higher salary related benefits. Vehicle interest costs were 3.4% of revenue during 2018 compared to 3.2% in 2017.

Our effective tax rates were a provision of 38% and a benefit of 71% in 2018 and 2017, respectively, which in 2018 included additional tax expense of $30 million related to the completion of the accounting for the one-time transition tax on the deemed repatriation of cumulative foreign subsidiary earnings initially recorded during 2017 related to the Tax Cuts and Jobs Act (the “Tax Act”) and in 2017 included a $213 million provisional income tax benefit related to the Tax Act. This net benefit primarily consisted of a benefit of $317 million from the revaluation of net deferred tax liabilities as a result of the corporate income tax rate reduction and a provisional expense of $104 million for the one-time transition tax on the deemed repatriation of cumulative foreign subsidiary earnings.

For 2018, the Company reported earnings of $2.06 per diluted share, which includes a net tax provision related to the adjustment of the one-time transition tax on the deemed repatriation of cumulative foreign subsidiary earnings of ($0.37) per share and a benefit from the impact of our 2018 share repurchases of $0.05 per share. For 2017, the Company reported earnings of $4.25 per diluted share, which includes a net tax benefit from the impact of the Tax Act of $2.51 per share.

Following is a more detailed discussion of the results of each of our reportable segments:

	2018		2017
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$6,186	$558	$6,100	$486
International	2,938	287	2,748	305
Corporate and Other (a)	—	(64)	—	(56)
Total Company	$9,124	$781	$8,848	$735

	Reconciliation of net income to Adjusted EBITDA
			2018	2017
Net income			$165	$361
Provision for (benefit from) income taxes			102	(150)
Income before income taxes			267	211

Add:	Non-vehicle related depreciation and amortization		256	259
Interest expense related to corporate debt, net:
Interest expense			188	188
Early extinguishment of debt			19	3
Restructuring and other related charges (b)			22	63
Transaction-related costs, net (c)			20	23
Non-operational charges related to shareholder activist activity (d)			9	—
Impairment (e)			—	2
Charges for legal matter, net (f)			—	(14)
Adjusted EBITDA			$781	$735
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Other related charges include costs associated with the separation of certain officers of the Company and our limited voluntary opportunity plans.

(c)	Primarily comprised of acquisition- and integration-related expenses.

(d)	Reported within selling, general and administrative expenses in our consolidated results of operations.

(e)	Impairment charge is related to our Zipcar trademark.

(f)	Reported within operating expenses in our consolidated results of operations.

Americas

	2018	2017	% Change
Revenues	$6,186	$6,100	1%
Adjusted EBITDA	558	486	15%
Revenues increased 1% during 2018, compared to 2017, primarily due to a 1% increase in rental volumes, partially offset by a $10 million negative effect from currency exchange rate movements.
Operating expenses increased to 49.7% of revenue during 2018 compared to 49.4% in 2017. Vehicle depreciation and lease charges decreased to 25.4% of revenue during 2018 compared to 27.4% in 2017, primarily due to 7% lower per-unit fleet costs. Selling, general and administrative costs increased to 11.9% of revenue during 2018 compared to 11.3% in 2017, primarily due to higher salary related benefits, partially offset by lower marketing costs. Vehicle interest costs increased to 4.1% of revenue during 2018 compared to 3.7% in 2017, primarily due to higher interest rates.

Adjusted EBITDA increased 15% during 2018, compared to 2017, due to higher revenues and lower per-unit fleet costs, partially offset by higher salaries, wages and related benefits, and higher interest rates. Currency movements increased Adjusted EBITDA by $3 million.

International

	2018	2017	% Change
Revenues	$2,938	$2,748	7%
Adjusted EBITDA	287	305	(6%)
Revenues increased 7% during 2018, compared to 2017, primarily due to an 8% increase in rental volumes and a $51 million benefit from currency exchange rate movements, partially offset by a 3% reduction in revenue per day excluding exchange rate movements.

Operating expenses were 52.8% of revenue during 2018 compared to 52.7% in 2017. Vehicle depreciation and lease charges increased to 20.8% of revenue during 2018 compared to 20.0% in 2017, primarily due to lower revenue per day excluding exchange rate movements. Selling, general and administrative costs increased to 14.5% of revenue during 2018 compared to 14.1% in 2017, primarily due to higher marketing costs. Vehicle interest costs were 2.1% of revenue during 2018 compared to 2.2% in 2017.

Adjusted EBITDA decreased 6% during 2018, compared to 2017, due to lower revenue per day excluding exchange rate movements, increased maintenance and damage costs and increased marketing costs, partially offset by increased rental volumes and a $15 million benefit from currency exchange rate movements.

Corporate and Other

	2018	2017	% Change
Revenues	$—	$—	n/m
Adjusted EBITDA	(64)	(56)	n/m
__________

n/m	Not meaningful.

Adjusted EBITDA decreased $8 million during 2018, compared to 2017, primarily due to higher selling, general and administrative expenses which are not attributable to a particular segment.
Year Ended December 31, 2017 vs. Year Ended December 31, 2016

For the years ended December 31, 2017 and 2016, we measured performance principally using the following key metrics: (i) rental days, which represent the total number of days (or portion thereof) a vehicle was rented, (ii) time & mileage revenue per rental day, which represents the average daily revenue we earned from rental time & mileage fees charged to our customers, both of which exclude our U.S. truck rental and Zipcar car sharing operations and (iii) per-unit fleet costs, which represent vehicle depreciation, lease charges and gain or loss on vehicle sales, divided by average rental fleet and exclude our U.S. truck rental operations. We also measure our ancillary revenues (rental-transaction revenue other than time & mileage revenue), such as from the sale of collision and loss damage waivers, insurance products, fuel service options and rental of other supplemental products. Our rental days and time & mileage revenue per rental day vehicle rental metrics are all calculated based on the actual rental of the vehicle during a 24-hour period. We believe that this methodology provides us with the most relevant metrics in order to manage the business. Our calculation may not be comparable to the calculation of similarly-titled metrics by other companies. We present currency exchange rate effects to provide a method of assessing how our business performed excluding the effects of foreign currency rate fluctuations. Currency exchange rate effects are calculated by translating the current-year results at the prior-period average exchange rate plus any related gains and losses on currency hedges.

Our consolidated results of operations comprised the following:

	Year Ended December 31,
	2017	2016	$ Change	% Change
Revenues
Vehicle rental	$6,219	$6,081	$138	2%
Other	2,629	2,578	51	2%
Net revenues	8,848	8,659	189	2%

Expenses
Operating	4,472	4,382	(90)	(2%)
Vehicle depreciation and lease charges, net	2,221	2,047	(174)	(9%)
Selling, general and administrative	1,120	1,134	14	1%
Vehicle interest, net	286	284	(2)	(1%)
Non-vehicle related depreciation and amortization	259	253	(6)	(2%)
Interest expense related to corporate debt, net:
Interest expense	188	203	15	7%
Early extinguishment of debt	3	27	24	89%
Restructuring and other related charges	63	29	(34)	n/m
Transaction-related costs, net	23	21	(2)	(10%)
Impairment	2	—	(2)	n/m
Total expenses	8,637	8,380	(257)	(3%)

Income before income taxes	211	279	(68)	(24%)
Provision for (benefit from) income taxes	(150)	116	266	n/m

Net income	$361	$163	$198	n/m
_________

n/m	Not meaningful.

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

Operating expenses were 50.5% of revenue during 2017 compared to 50.6% in 2016. Vehicle depreciation and lease charges increased to 25.1% of revenue during 2017 compared to 23.6% in 2016, primarily due to higher per-unit fleet costs and lower time & mileage revenue per day, partially offset by higher utilization. Selling, general and administrative costs decreased to 12.7% of revenue during 2017 compared to 13.1% in 2016, primarily due to cost mitigating actions, partially offset by higher marketing commissions. Vehicle interest costs were 3.2% of revenue during 2017 compared to 3.3% in 2016.

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

For 2017, the Company reported earnings of $4.25 per diluted share, which includes after-tax restructuring and other related charges of ($0.48) per share, after-tax transaction-related costs of ($0.23) per share, after-tax debt extinguishment costs of ($0.02) per share, after-tax impairment charge of ($0.01) per share, after-tax reversal of charges for legal matter of $0.10 per share and a net tax benefit from the impact of the Tax Act of $2.51 per share. For 2016, the Company reported earnings of $1.75 per diluted share, which includes after-tax restructuring and other related charges of ($0.23) per share, after-tax debt extinguishment costs of ($0.18) per share, after-tax charges for legal matter of ($0.17) per share and after-tax transaction-related costs, net, of ($0.17) per share.
Following is a more detailed discussion of the results of each of our reportable segments:

	2017		2016
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$6,100	$486	$6,121	$633
International	2,748	305	2,538	273
Corporate and Other (a)	—	(56)	—	(68)
Total Company	$8,848	$735	$8,659	$838

	Reconciliation of net income to Adjusted EBITDA
			2017	2016
Net income			$361	$163
Provision for (benefit from) income taxes			(150)	116
Income before income taxes			211	279

Add:	Non-vehicle related depreciation and amortization		259	253
Interest expense related to corporate debt, net:
Interest expense			188	203
Early extinguishment of debt			3	27
Restructuring and other related charges(b)			63	29
Transaction-related costs, net (c)			23	21
Impairment (d)			2	—
Charges for legal matter, net (e)			(14)	26
Adjusted EBITDA			$735	$838
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Other related charges include costs associated with the separation of certain officers of the Company and our limited voluntary opportunity plans.

(c)	Primarily comprised of acquisition- and integration-related expenses.

(d)	Impairment charge is related to our Zipcar trademark.

(e)	Reported within operating expenses in our consolidated results of operations.
Americas

	2017	2016	% Change
Revenues	$6,100	$6,121	—%
Adjusted EBITDA	486	633	(23%)
Revenues decreased in 2017 compared with 2016, primarily due to a 1% reduction in time & mileage revenue per day, partially offset by 2% growth in rental volumes. Currency movements increased revenues by $9 million year-over-year.

Operating expenses decreased to 49.4% of revenue during 2017 compared to 49.6% in 2016. Vehicle depreciation and lease charges increased to 27.4% of revenue during 2017 compared to 25.5% in 2016, primarily due to a 6% increase in per-unit fleet costs, partially offset by higher utilization. Selling, general and administrative costs, at 11.3% of revenue during 2017, remained level compared to 2016. Vehicle interest costs, at 3.7% of revenue during 2017, remained level compared to 2016.

Adjusted EBITDA decreased 23% in 2017 compared with 2016, due to higher per-unit fleet costs, lower revenues and higher marketing commissions, partially offset by cost mitigating actions and higher utilization.

International

	2017	2016	% Change
Revenues	$2,748	$2,538	8%
Adjusted EBITDA	305	273	12%
Revenues increased 8% during 2017 compared with 2016, primarily due to a 12% increase in rental volumes, including a 7% benefit from FranceCars which was acquired in December 2016, partially offset by a 2% reduction in time & mileage revenue per day (including a 1% favorable effect from currency movements). Currency movements increased revenues by $49 million.
Operating expenses were 52.7% of revenue during 2017 compared to 52.6% in 2016. Vehicle depreciation and lease charges increased to 20.0% of revenue during 2017 compared to 19.2% in 2016, primarily due to lower time & mileage revenue per day. Selling, general and administrative costs were reduced to 14.1% of revenue during 2017 compared to 15.1% in 2016, primarily due to increased revenues and cost mitigating actions, partially offset by higher marketing commissions. Vehicle interest costs were 2.2% of revenue during 2017 compared to 2.3% in 2016.
Adjusted EBITDA increased 12% in 2017 compared with 2016, due to increased revenues and cost mitigating actions, partially offset by higher marketing commissions. Currency movements increased Adjusted EBITDA by $24 million.
Corporate and Other

	2017	2016	% Change
Revenues	$—	$—	n/m
Adjusted EBITDA	(56)	(68)	n/m
__________

n/m	Not meaningful

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
FINANCIAL CONDITION

	As of December 31,
	2018	2017	Change
Total assets exclusive of assets under vehicle programs	$6,370	$5,820	$550
Total liabilities exclusive of liabilities under vehicle programs	6,011	5,935	76
Assets under vehicle programs	12,779	11,879	900
Liabilities under vehicle programs	12,724	11,191	1,533
Stockholders’ equity	414	573	(159)

Total assets exclusive of assets under vehicle programs increased compared to 2017 primarily due to an increase in deferred income taxes from the Tax Act and an increase in other current assets (See Note 9 to our

Consolidated Financial Statements). Total liabilities exclusive of liabilities under vehicle programs was substantially unchanged compared to 2017.

Assets and liabilities under vehicle programs increased compared to 2017 primarily due to an increase in the size of our vehicle rental fleet. The decrease in stockholders’ equity is primarily due to our repurchases of common stock and the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” (See Note 2 to our Consolidated Financial Statements), partially offset by our net income.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During 2018, we amended the terms of our Floating Rate Term Loan due 2022 and our Senior revolving credit facility maturing 2021 and extended the maturity to 2025 and 2023, respectively. In addition, our Avis Budget Rental Car Funding subsidiary issued approximately $400 million and $550 million in asset-backed notes with an expected final payment date of September 2023 and March 2024, respectively, and a weighted average interest rate of 4%. The proceeds from these borrowings were used to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. We also increased our capacity under our European rental fleet securitization program by €150 million (approximately $175 million), the proceeds of which were used to finance fleet purchases for certain of our European operations, and extended its maturity to 2021. We issued €350 million of 4¾% euro-denominated Senior Notes due January 2026 at par. The proceeds from this borrowing were used to redeem all of our outstanding 5⅛% euro-denominated Senior Notes due June 2022. We repurchased approximately 5.9 million shares of our outstanding common stock for approximately $200 million during 2018.
Cash Flows
Year Ended December 31, 2018 vs. Year Ended December 31, 2017
The following table summarizes our cash flows:

	Year Ended December 31,
	2018	2017	Change
Cash provided by (used in):
Operating activities	$2,609	$2,648	$(39)
Investing activities	(3,426)	(2,204)	(1,222)
Financing activities	667	(308)	975
Effects of exchange rate changes	(16)	45	(61)
Net change in cash and cash equivalents, program and restricted cash	(166)	181	(347)
Cash and cash equivalents, program and restricted cash, beginning of period	901	720	181
Cash and cash equivalents, program and restricted cash, end of period	$735	$901	$(166)

Cash provided by operating activities during 2018 was substantially unchanged compared with 2017.

The increase in cash used in investing activities during 2018 compared with 2017 is primarily due to increases in investment in vehicles and business acquisition activity.

The decrease in cash used in financing activities during 2018 compared with 2017 primarily reflects a decrease in net payments under vehicle programs.
We anticipate that our non-vehicle property and equipment additions will be approximately $235 million in 2019.

Year Ended December 31, 2017 vs. Year Ended December 31, 2016
The following table summarizes our cash flows:

	Year Ended December 31,
	2017	2016	Change
Cash provided by (used in):
Operating activities	$2,648	$2,640	$8
Investing activities	(2,204)	(2,182)	(22)
Financing activities	(308)	(449)	141
Effects of exchange rate changes	45	(6)	51
Net change in cash and cash equivalents, program and restricted cash	181	3	178
Cash and cash equivalents, program and restricted cash, beginning of period	720	717	3
Cash and cash equivalents, program and restricted cash, end of period	$901	$720	$181

Cash provided by operating activities during 2017 was substantially unchanged compared with 2016.

Cash used in investing activities during 2017 was substantially unchanged compared with 2016.

The decrease in cash used in financing activities during 2017 compared with 2016 primarily reflects a decrease in our repurchases of common stock.
Debt and Financing Arrangements
At December 31, 2018, we had approximately $13.8 billion of indebtedness (including corporate indebtedness of approximately $3.6 billion and debt under vehicle programs of approximately $10.2 billion). For detailed information regarding our debt and borrowing arrangements, see Notes 12 and 13 to our Consolidated Financial Statements.

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
As of December 31, 2018, we have cash and cash equivalents of $0.6 billion, available borrowing capacity under our committed credit facilities of $0.6 billion, and available capacity under our vehicle programs of approximately $2.8 billion.
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
Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the financial and other covenants associated with our senior revolving credit facility and other borrowings, including a maximum leverage ratio. As of December 31, 2018, we were in compliance with the financial covenants governing our indebtedness.
CONTRACTUAL OBLIGATIONS
The following table summarizes our principal future contractual obligations as of December 31, 2018:

	2019	2020	2021	2022	2023	Thereafter	Total
Corporate debt	$23	$17	$16	$16	$690	$2,834	$3,596
Debt under vehicle programs	1,502	3,810	2,486	947	1,086	450	10,281
Debt interest	460	404	287	255	187	162	1,755
Operating leases (a)	835	476	345	253	162	590	2,661
Commitments to purchase vehicles (b)	8,664	3	1	—	—	—	8,668
Defined benefit pension plan contributions (c)	14	—	—	—	—	—	14
Other purchase commitments (d)	76	43	38	21	—	—	178
Total (e)	$11,574	$4,753	$3,173	$1,492	$2,125	$4,036	$27,153
 __________

(a)	Operating lease obligations are presented net of sublease rentals to be received (see Note 14 to our Consolidated Financial Statements) and include commitments to enter into operating leases.

(b)
Represents commitments to purchase vehicles, the majority of which are from Ford, Fiat Chrysler and General Motors. These commitments are generally subject to the vehicle manufacturers satisfying their obligations under the repurchase and guaranteed depreciation agreements. The purchase of such vehicles is generally financed through borrowings under vehicle programs in addition to cash received upon the sale of vehicles, some of which were purchased under repurchase and guaranteed depreciation programs (see Note 14 to our Consolidated Financial Statements).

(c)
Represents the expected contributions to our defined benefit pension plans in 2019. The amount of future contributions to our defined benefit pension plans will depend on the rates of return generated from plan assets and other factors (see Note 17 to our Consolidated Financial Statements) and are not included above.

(d)	Primarily represents commitments under service contracts for information technology, telecommunications and marketing agreements with travel service companies.

(e)
Excludes income tax uncertainties of $41 million, $13 million of which is subject to indemnification by Realogy and Wyndham. We are unable to estimate the period in which these income tax uncertainties are expected to be settled.

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
Our goodwill and other indefinite-lived intangible assets are allocated among our reporting units. During 2018, 2017 and 2016, there was no impairment of goodwill and no material impairment of other intangible assets, see Note 6 to our Consolidated Financial Statements. In the future, failure to achieve our business plans, a significant deterioration of the macroeconomic conditions of the countries in which we operate, or significant changes in the assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets (such as the discount rate) could result in significantly different estimates of fair value that could trigger an impairment of the goodwill of our reporting units or intangible assets.
Vehicles. We present vehicles at cost, net of accumulated depreciation, on the Consolidated Balance Sheets. We record the initial cost of the vehicle, net of incentives and allowances from manufacturers. We acquire our rental vehicles either through repurchase and guaranteed depreciation programs with certain automobile manufacturers or outside of such programs. For rental vehicles purchased under such programs, we depreciate the vehicles such that the net book value on the date of sale or return to the manufacturers is intended to equal the contractual guaranteed residual values. For risk vehicles, acquired outside of manufacturer repurchase and guaranteed depreciation programs, we depreciate based on the vehicles’ estimated residual market values at their expected dates of disposition. The estimation of residual values requires the Company to make assumptions regarding the age and mileage of the vehicle at the time of disposal, as well as expected used vehicle market conditions. The Company regularly evaluates estimated residual values and adjusts depreciation rates as appropriate. Differences between actual residual values and those estimated result in a gain or loss on disposal and are recorded as part of vehicle depreciation and lease charges, net, at the time of sale. See Note 2 to our Consolidated Financial Statements.
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
We assess our market risk based on changes in currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, cash flows and fair values based on a hypothetical 10% appreciation or depreciation in the value of the underlying currencies being hedged, against the U.S. dollar at December 31, 2018. With all other variables held constant, a hypothetical 10% change (increase or decrease) in currency exchange rates would not have a material impact on our 2018 earnings. Because unrealized gains or losses related to foreign currency forward and swap contracts are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these foreign currency contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.
Interest Rate Risk Management
Our primary interest rate exposure at December 31, 2018 was interest rate fluctuations in the U.S., specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.
We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate exposures and derivatives as of December 31, 2018, we estimate that a 10% change in interest rates would not have a material impact on our 2018 earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.

Commodity Risk Management
We have commodity price exposure related to fluctuations in the price of gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a hypothetical 10% change in the price of gasoline would not have a material impact on our earnings as of December 31, 2018.

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

(b)
Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2018, our internal control over financial reporting was effective. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their attestation report is included below.

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

To the Stockholders and the Board of Directors of
Avis Budget Group, Inc.
Parsippany, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Avis Budget Group, Inc. and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018 of the Company and our report dated February 21, 2019 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

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
February 21, 2019

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in the Company’s Annual Proxy Statement under the sections titled “Election of Directors - Biographical Information for Nominees,” “Election of Directors - Director Nomination Process,” “Corporate Governance - Functions and Meetings of the Board of Directors,” “Corporate Governance - Functions and Meetings of the Board of Directors - Codes of Conduct,” “Corporate Governance - Committees of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference in response to this item.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 15(A)(1). FINANCIAL STATEMENTS

See Consolidated Financial Statements and Consolidated Financial Statements Index commencing on page F-1 hereof.

ITEM 15(A)(2). FINANCIAL STATEMENT SCHEDULES

See Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016 commencing on page G-1 hereof.

ITEM 15(A)(3). EXHIBITS

See Exhibit Index commencing on page H-1 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIS BUDGET GROUP, INC.

By:	/s/ DAVID T. CALABRIA
David T. Calabria
Senior Vice President and Chief Accounting Officer
Date:	February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LARRY D. DE SHON	President, Chief Executive Officer and Director	February 21, 2019
(Larry D. De Shon)

/s/ MARTYN SMITH	Interim Chief Financial Officer	February 21, 2019
(Martyn Smith)

/s/ DAVID T. CALABRIA	Senior Vice President and Chief Accounting Officer	February 21, 2019
(David T. Calabria)

/s/ BRIAN CHOI	Director	February 21, 2019
(Brian Choi)

/s/ MARY C. CHOKSI	Director	February 21, 2019
(Mary C. Choksi)

/s/ LEONARD S. COLEMAN, JR.	Chairman of the Board of Directors	February 21, 2019
(Leonard S. Coleman, Jr.)

/s/ JEFFREY H. FOX	Director	February 21, 2019
(Jeffrey H. Fox)

/s/ LYNN KROMINGA	Director	February 21, 2019
(Lynn Krominga)

/s/ GLENN LURIE	Director	February 21, 2019
(Glenn Lurie)

/s/ EDUARDO G. MESTRE	Director	February 21, 2019
(Eduardo G. Mestre)

/s/ JAGDEEP PAHWA	Director	February 21, 2019
(Jagdeep Pahwa)

/s/ F. ROBERT SALERNO	Director	February 21, 2019
(F. Robert Salerno)

/s/ FRANCIS J. SHAMMO	Director	February 21, 2019
(Francis J. Shammo)

/s/ CARL SPARKS	Director	February 21, 2019
(Carl Sparks)

/s/ SANOKE VISWANATHAN	Director	February 21, 2019
(Sanoke Viswanathan)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Avis Budget Group, Inc.
Parsippany, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avis Budget Group, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 21, 2019

We have served as the Company’s auditor since 1997.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2018	2017	2016

Revenues	$9,124	$8,848	$8,659

Expenses
Operating	4,639	4,472	4,382
Vehicle depreciation and lease charges, net	2,179	2,221	2,047
Selling, general and administrative	1,220	1,120	1,134
Vehicle interest, net	314	286	284
Non-vehicle related depreciation and amortization	256	259	253
Interest expense related to corporate debt, net:
Interest expense	188	188	203
Early extinguishment of debt	19	3	27
Restructuring and other related charges	22	63	29
Transaction-related costs, net	20	23	21
Impairment	—	2	—
Total expenses	8,857	8,637	8,380

Income before income taxes	267	211	279
Provision for (benefit from) income taxes	102	(150)	116

Net income	$165	$361	$163

Earnings per share
Basic	$2.08	$4.32	$1.78
Diluted	$2.06	$4.25	$1.75
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2018	2017	2016

Net income	$165	$361	$163

Other comprehensive income (loss), net of tax
Currency translation adjustments, net of tax of $(8), $33 and $(9), respectively	$(81)	$110	$41
Available-for-sale securities:
Net unrealized gains (losses) on available-for-sale securities, net of tax of $0, $(1), and $(1), respectively	—	1	1
Cash flow hedges:
Net unrealized holding gains (losses), net of tax of $0, $0, and $(1), respectively	(2)	1	—
Reclassification of cash flow hedges to earnings, net of tax of $1, $(2), and $(2), respectively	(2)	2	4
Minimum pension liability adjustment:
Pension and post-retirement benefits, net of tax of $6, $(4), and $21, respectively	(23)	11	(57)
Reclassification of pension and post-retirement benefits to earnings, net of tax of $(2), $(3), and $(2), respectively	5	5	4
	(103)	130	(7)
Total comprehensive income	$62	$491	$156

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$615	$611
Receivables (net of allowance for doubtful accounts of $39 and $36, respectively)	955	922
Other current assets	604	533
Total current assets	2,174	2,066

Property and equipment, net	736	704
Deferred income taxes	1,301	931
Goodwill	1,092	1,073
Other intangibles, net	825	850
Other non-current assets	242	196
Total assets exclusive of assets under vehicle programs	6,370	5,820

Assets under vehicle programs:
Program cash	115	283
Vehicles, net	11,474	10,626
Receivables from vehicle manufacturers and other	631	547
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	559	423
	12,779	11,879
Total assets	$19,149	$17,699

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,693	$1,619
Short-term debt and current portion of long-term debt	23	26
Total current liabilities	1,716	1,645

Long-term debt	3,528	3,573
Other non-current liabilities	767	717
Total liabilities exclusive of liabilities under vehicle programs	6,011	5,935

Liabilities under vehicle programs:
Debt	2,874	2,741
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	7,358	6,480
Deferred income taxes	1,961	1,594
Other	531	376
	12,724	11,191

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 250 shares; issued 137 shares, respectively	1	1
Additional paid-in capital	6,771	6,820
Accumulated deficit	(1,091)	(1,222)
Accumulated other comprehensive loss	(133)	(24)
Treasury stock, at cost—61 and 56 shares, respectively	(5,134)	(5,002)
Total stockholders’ equity	414	573
Total liabilities and stockholders’ equity	$19,149	$17,699

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income	$165	$361	$163
Adjustments to reconcile net income to net cash provided by operating activities:
Vehicle depreciation	1,974	1,947	1,877
(Gain) loss on sale of vehicles, net	(48)	52	(10)
Non-vehicle related depreciation and amortization	256	259	253
Deferred income taxes	14	(192)	51
Stock-based compensation	24	13	27
Amortization of debt financing fees	28	34	37
Early extinguishment of debt costs	19	3	27
Net change in assets and liabilities:
Receivables	(44)	(59)	(65)
Income taxes	35	(16)	5
Accounts payable and other current liabilities	48	49	2
Other, net	138	197	273
Net cash provided by operating activities	2,609	2,648	2,640

Investing activities
Property and equipment additions	(231)	(197)	(190)
Proceeds received on asset sales	17	8	19
Net assets acquired (net of cash acquired)	(91)	(21)	(55)
Other, net	(44)	5	1
Net cash used in investing activities exclusive of vehicle programs	(349)	(205)	(225)

Vehicle programs:
Investment in vehicles	(12,589)	(11,538)	(12,461)
Proceeds received on disposition of vehicles	9,648	9,600	10,504
Investment in debt securities of Avis Budget Rental Car Funding (AESOP)—related party	(188)	(61)	—
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP)—related party	52	—	—
	(3,077)	(1,999)	(1,957)
Net cash used in investing activities	(3,426)	(2,204)	(2,182)

Financing activities
Proceeds from long-term borrowings	485	589	894
Payments on long-term borrowings	(515)	(602)	(847)
Net change in short-term borrowings	(4)	(4)	4
Debt financing fees	(15)	(9)	(20)
Repurchases of common stock	(216)	(210)	(398)
Other, net	3	1	—
Net cash used in financing activities exclusive of vehicle programs	(262)	(235)	(367)

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Year Ended December 31,
	2018	2017	2016
Vehicle programs:
Proceeds from borrowings	17,339	17,212	15,769
Payments on borrowings	(16,385)	(17,269)	(15,826)
Debt financing fees	(25)	(16)	(25)
	929	(73)	(82)
Net cash provided by (used in) financing activities	667	(308)	(449)

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(16)	45	(6)

Net (decrease) increase in cash and cash equivalents, program and restricted cash	(166)	181	3
Cash and cash equivalents, program and restricted cash, beginning of period	901	720	717
Cash and cash equivalents, program and restricted cash, end of period	$735	$901	$720

Supplemental disclosure
Interest payments	$497	$460	$461
Income tax payments, net	$53	$58	$60
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2016	137.1	$1	$7,010	$(1,802)	$(147)	(39.3)	$(4,623)	$439

Comprehensive income:
Net income	—	—	—	163	—	—	—
Other comprehensive loss	—	—	—	—	(7)	—	—

Total comprehensive income								156

Non-controlling interest	—	—	5	—	—	—	—	5
Net activity related to restricted stock units	—	—	(89)	—	—	0.5	104	15
Exercise of stock options	—	—	(2)	—	—	—	2	—
Change in excess tax benefit on equity awards	—	—	(5)	—	—	—	—	(5)
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	2	1
Repurchase of common stock	—	—	—	—	—	(12.3)	(390)	(390)

Balance at December 31, 2016	137.1	$1	$6,918	$(1,639)	$(154)	(51.1)	$(4,905)	$221

Cumulative effect of accounting change	—	—	—	56	—	—	—	56

Comprehensive income:
Net income	—	—	—	361	—	—	—
Other comprehensive income	—	—	—	—	130	—	—

Total comprehensive income								491

Non-controlling interest	—	—	1	—	—	—	—	1
Net activity related to restricted stock units	—	—	(50)	—	—	0.4	54	4
Exercise of stock options	—	—	(48)	—	—	0.5	48	—
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	1	—
Repurchase of common stock	—	—	—	—	—	(6.1)	(200)	(200)

Balance at December 31, 2017	137.1	$1	$6,820	$(1,222)	$(24)	(56.3)	$(5,002)	$573

Cumulative effect of accounting change	—	—	—	(34)	(6)	—	—	(40)

Comprehensive income:
Net income	—	—	—	165	—	—	—
Other comprehensive loss	—	—	—	—	(103)	—	—

Total comprehensive income								62
Net activity related to restricted stock units	—	—	(31)	—	—	0.5	48	17
Exercise of stock options	—	—	(17)	—	—	0.2	19	2
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	1	—
Repurchase of common stock	—	—	—	—	—	(5.9)	(200)	(200)

Balance at December 31, 2018	137.1	$1	$6,771	$(1,091)	$(133)	(61.5)	$(5,134)	$414
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

1.	Basis of Presentation
Avis Budget Group, Inc. provides mobility solutions to businesses and consumers worldwide. The accompanying Consolidated Financial Statements include the accounts and transactions of Avis Budget Group, Inc. and its subsidiaries, as well as entities in which Avis Budget Group, Inc. directly or indirectly has a controlling financial interest (collectively, the “Company”).
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

Prior to January 1, 2018, the Company recognized revenue when persuasive evidence of an arrangement existed, the services had been rendered to the customer, the pricing was fixed and determinable and collection was reasonably assured. Vehicle and rental-related revenue was recognized over the period the vehicle was rented.

For periods beginning after January 1, 2018, revenue is recognized when obligations under the terms of a contract with the customer are satisfied; generally this occurs evenly over the contract (over time); when control of the promised products or services is transferred to the customer. Revenue is measured as the amount of consideration the Company expects to be entitled to receive in exchange for transferring products or services. Certain customers may receive cash-based rebates, which are accounted for as variable consideration. The Company estimates these rebates based on the expected amount to be provided to customers and reduces revenue recognized. Vehicle rental and rental-related revenues are recognized evenly over the period of rental. Licensing revenues principally consist of royalties paid by the Company’s licensees and are recorded as the licensees’ revenues are earned (over the rental period). The Company renews license agreements in the normal course of business and occasionally terminates, purchases or sells license agreements. In connection with ongoing fees that the Company receives from its licensees pursuant to license agreements, the Company is required to provide certain services, such as training, marketing and the operation of reservation systems.

The Company excludes from the measurement of its transaction price any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer. As a result, revenue is recorded net of such taxes collected. Revenues and expenses associated with gasoline, airport concessions and vehicle licensing are recorded on a gross basis within revenues and operating expenses. Membership fees related to the Company’s car sharing business are generally nonrefundable, are deferred and recognized ratably over the period of membership.

The following table presents the Company’s revenues disaggregated by geography.

Year Ended December 31, 2018
Americas	$6,186
Europe, Middle East and Africa	2,314
Asia and Australasia	624
Total revenues	$9,124

The following table presents the Company’s revenues disaggregated by brand.

December 31, 2018
Avis	$5,266
Budget	3,057
Other	801
Total revenues	$9,124
________
Other includes Zipcar and other operating brands.

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

The following table presents changes in the Company’s contract liabilities during the year ended December 31, 2018.

	Balance at January 1, 2018	Revenue deferred	Revenue recognized	Balance at December 31, 2018
Prepaid rentals(a)	$101	$1,764	$1,761	$104
Other deferred revenue(b)	93	218	228	83
Total deferred revenue	$194	$1,982	$1,989	$187
________

(a)	At December 31, 2018, included in accounts payable and other current liabilities.

(b)
At December 31, 2018, $36 million included in accounts payable and other current liabilities and $47 million in other non-current liabilities. Non-current amounts are expected to be recognized as revenue within two to three years.

Currency Translation
Assets and liabilities of foreign operations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the prevailing monthly average rate of exchange. The related translation adjustments are reflected in accumulated other comprehensive income (loss) in the stockholders’ equity section of the Consolidated Balance Sheets and in the Consolidated Statements of Comprehensive Income. The accumulated currency translation adjustment as of December 31, 2018 and 2017 was a loss of $3 million and a gain of $71 million, respectively. The Company has designated its euro-denominated Notes as a hedge of its investment in euro-denominated foreign operations and, accordingly, records the effective portion of gains or losses on this net investment hedge in accumulated other comprehensive income (loss) as part of currency translation adjustments.
Cash and Cash Equivalents, Program Cash and Restricted Cash
The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Program cash primarily represents amounts specifically designated to purchase assets under vehicle programs and/or to repay the related debt, as such the Company considers it a restricted cash equivalent. The following table provides a detail of cash and cash equivalents, program and restricted cash reported within the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows:

	As of December 31,
	2018	2017
Cash and cash equivalents	$615	$611
Program cash	115	283
Restricted cash (a)	5	7
Total cash and cash equivalents, program and restricted cash	$735	$901
_________

(a)	Included within other current assets.
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
The Company capitalizes the costs of software developed for internal use when the preliminary project stage is completed and management (i) commits to funding the project and (ii) believes it is probable that the project will be completed and the software will be used to perform the function intended. The software developed or obtained for internal use is amortized on a straight-line basis commencing when such software is ready for its intended use. The net carrying value of software developed or obtained for internal use was $188 million and $196 million as of December 31, 2018 and 2017, respectively.
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

The estimation of residual values requires the Company to make assumptions regarding the age and mileage of the car at the time of disposal, as well as expected used vehicle auction market conditions. The Company regularly evaluates estimated residual values and adjusts depreciation rates as appropriate. Differences between actual residual values and those estimated result in a gain or loss on disposal and are recorded as part of vehicle depreciation at the time of sale. Vehicle-related interest expense amounts are net of vehicle-related interest income of $15 million, $8 million and $18 million for 2018, 2017 and 2016, respectively.
Advertising Expenses
Advertising costs are generally expensed in the period incurred and are recorded within selling, general and administrative expense in the Company’s Consolidated Statements of Operations. During 2018, 2017 and 2016, advertising costs were approximately $116 million, $111 million and $127 million, respectively.
Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. For information regarding the accounting for the effects of the Tax Cuts and Jobs Act (the “Tax Act”), see Note 8-Income Taxes.
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
Currency Transactions
Currency gains and losses resulting from foreign currency transactions are generally included in operating expenses within the Consolidated Statement of Operations; however, the net gain or loss of currency transactions on intercompany loans and the unrealized gain or loss on intercompany loan hedges are included within interest expense related to corporate debt, net. During the years ended December 31, 2018 and 2017, the Company recorded a gain of $3 million, in each period, and during the year ended December 31, 2016, the Company recorded a loss of $6 million on such items.
Self-Insurance Reserves
The Consolidated Balance Sheets include $421 million and $422 million of liabilities associated with retained risks of liability to third parties as of December 31, 2018 and 2017, respectively. Such liabilities relate primarily to public liability and third-party property damage claims, as well as claims arising from the sale of ancillary insurance products including but not limited to supplemental liability, personal effects protection and personal accident insurance. These obligations represent an estimate for both reported claims not yet paid and claims incurred but not yet reported. The estimated reserve requirements for such claims are recorded on an undiscounted basis utilizing actuarial methodologies and various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents for which the Company is ultimately liable and changes in the cost per incident. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.
The Consolidated Balance Sheets also include liabilities of approximately $60 million and $66 million as of December 31, 2018 and 2017, respectively, related to workers’ compensation, health and welfare and other employee benefit programs. The liabilities represent an estimate for both reported claims not yet paid and claims incurred but not yet reported, utilizing actuarial methodologies similar to those described above. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the vesting period. The Company’s policy is to record compensation expense for stock options, and restricted stock units that are time- and performance-based, for the portion of the award that vests. Compensation expense related to market-based restricted stock units is recognized provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. We estimate the fair value of restricted stock units using the market price of the Company’s common stock on the date of grant. We estimate the fair value of stock-based and cash unit awards containing a market condition using a Monte Carlo simulation model. Key inputs and assumptions used in the Monte Carlo simulation model include the stock price of the award on the grant date, the expected term, the risk-free interest rate over the expected term, the expected annual dividend yield and the expected stock price volatility. The expected volatility is based on a combination of the historical and implied volatility of the Company’s publicly traded, near-the-money stock options, and the valuation period is based on the vesting period of the awards. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant and, since the Company does not currently pay or plan to pay a dividend on its common stock, the expected dividend yield was zero.
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
Investments
Joint venture investments are typically accounted for under the equity method of accounting. Under this method, the Company records its proportional share of the joint venture’s net income or loss within operating expenses in the Consolidated Statements of Operations. The Company assesses equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. Any difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge if the loss in value is deemed other than temporary. As of December 31, 2018 and 2017, the Company had investments in joint ventures with a carrying value of $48 million and $32 million, respectively, recorded within other non-current assets on the Consolidated Balance Sheets.
Aggregate realized gains and losses on equity investments and dividend income are recorded within operating expenses on the Consolidated Statements of Operations. During 2018, the amounts realized from the sale of equity investments and dividend income was $5 million and during 2017 and 2016, the amounts were not material.
Divestitures
The Company classifies long-lived assets and liabilities to be disposed of as held for sale in the period in which they are available for immediate sale in their present condition and the sale is probable and expected to be completed within one year. The Company initially measures assets and liabilities held for sale at the lower of their carrying value or fair value less costs to sell and assesses their fair value each reporting period until disposed. When the divestiture represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, the disposal is presented as a discontinued operation.

During 2018, the Company, entered into a definitive stock purchase agreement “Purchase Agreement” to sell the Company’s 50% equity method investment in Anji Car Rental & Leasing Company Limited (“Anji”), located in China, to Shanghai Automotive Industry Sales Company, Ltd., a 50% owner of Anji. Anji’s operations are reported within the Company’s International segment. The sale is expected to close in the first half of 2019 upon receiving clearance from applicable regulatory authorities in China. As of December 31, 2018, the carrying value of the Company’s 50% equity method investment in Anji is $25 million and is recorded as assets held for sale, which is included in other non-current assets on the Consolidated Balance Sheets.
During 2018, as a result of the sale of a non-core business, the Company recognized a gain of $4 million within operating expenses on the Consolidated Statement of Operations.
Nonmarketable Equity Securities
The Company classifies investments without readily determinable fair values that are not accounted for under the equity method as nonmarketable equity securities. The accounting guidance requires nonmarketable equity securities to be recorded at cost and adjusted to fair value at each reporting period. The Company applies the measurement alternative, which allows these investments to be recorded at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. Any changes in value are recorded within operating expenses. As of December 31, 2018, the Company’s carrying amount of nonmarketable equity securities is $8 million and is recorded within other non-current assets. There were no material adjustments made to the carrying amounts of nonmarketable equity securities during the years ended December 31, 2018 and 2017.

Adoption of New Accounting Pronouncements

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

On January 1, 2018, as a result of a new accounting pronouncement, the Company early adopted ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for the adjustment of deferred taxes due to the reduction of the corporate income tax rate as a result of the Tax Act. Accordingly, the Company has reclassified $4 million of net tax benefits from accumulated other comprehensive loss to beginning accumulated deficit related to the following (see Note 15 - Stockholders’ Equity). Prior period amounts have not been retrospectively adjusted.

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

Recognition and Measurement of Financial Assets and Financial Liabilities

On January 1, 2018, as a result of a new accounting pronouncement, the Company adopted ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” along with a related clarifying update, which makes limited amendments to the classification and measurement of financial instruments. The amendments supersede the guidance to classify equity securities with readily determinable fair values into different categories (trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. Accordingly, the Company has reclassified $2 million of net unrealized gains associated with available for sale equity securities from accumulated other comprehensive loss to beginning accumulated deficit (see Note 15 - Stockholders’ Equity). The adoption of this accounting pronouncement did not impact the Company’s accounting for equity method investments.

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

The impact of adoption of Topic 606 on the Company’s Consolidated Statement of Comprehensive Income for the year ended December 31, 2018 and Consolidated December 31, 2018 Balance Sheet was as follows:

	Year Ended December 31, 2018
	As Reported	Balances without Adoption of Topic 606	Effect of Change
Consolidated Statement of Comprehensive Income
Revenues	$9,124	$9,124	$—

Expenses
Operating	4,639	4,642	(3)
Total expenses	8,857	8,860	(3)

Income before income taxes	267	264	3
Provision for income taxes	102	101	1
Net income	$165	$163	$2

Comprehensive income	$62	$60	$2

	December 31, 2018
	As Reported	Balances without Adoption of Topic 606	Effect of Change
Consolidated Balance Sheet
Deferred income taxes	$1,301	$1,292	$9
Total assets exclusive of assets under vehicle programs	6,370	6,361	9
Total assets	19,149	19,140	9

Accounts payable and other current liabilities	1,693	1,688	5
Total current liabilities	1,716	1,711	5

Other non-current liabilities	767	725	42
Total liabilities exclusive of liabilities under vehicle programs	6,011	5,964	47

Accumulated deficit	(1,091)	(1,053)	(38)
Total stockholders’ equity	$414	$452	$(38)

Income Taxes

In January 2018, the FASB issued FASB Staff Question and Answer Topic 740, No. 5: Accounting for Global Intangible Low-Taxed Income (“GILTI”), which provides guidance on accounting for the GILTI provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance allows accounting for tax on GILTI to be treated as a deferred tax item or as a component of current period income tax expense in the year incurred, subject to an accounting policy election. The Company has elected to account for tax on GILTI as a component of current period income tax expense in the year incurred.

Recently Issued Accounting Pronouncements

Nonemployee Share-Based Payment Accounting

On January 1, 2019, as the result of a new accounting pronouncement, the Company adopted ASU 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. The adoption of this accounting pronouncement will not have an impact on the Company's Consolidated Financial Statements.

Accounting for Hedging Activities

On January 1, 2019, as the result of a new accounting pronouncement, the Company adopted ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which amends the existing guidance to allow companies to more accurately present the economic results of an entity’s risk management activities in the financial statements. The adoption of this accounting pronouncement will not have a material impact on the Company’s Consolidated Financial Statements.

Leases

On January 1, 2019, as the result of a new accounting pronouncement, the Company adopted ASU 2016-02, “Leases (Topic 842)” along with related updates, which require a lessee to recognize all long-term leases on its balance sheet as a liability for its lease obligation, measured at the present value of lease payments not yet paid, and a corresponding asset representing its right to use the underlying asset over the lease term and expands disclosure of key information about leasing arrangements. Topic 842 does not significantly change a lessee’s recognition, measurement and presentation of expenses and cash flows. Additionally, Topic 842 aligns key aspects of lessor accounting with the revenue recognition guidance in Topic 606 (see Revenue from Contracts with Customers above). The Company elected available practical expedients for existing or expired contracts of lessees and lessors wherein the Company is not required to reassess whether such contracts contain leases, the lease classification or the initial direct costs.The Company is not utilizing the practical expedient which allows the use of hindsight by lessees and lessors in determining the lease term and in assessing impairment of its right of use assets. Additionally, the Company elected as accounting policies to not recognize right of use assets or lease liabilities for short-term leases (i.e. those with a term of 12 months or less) and, by class of underlying asset, to combine lease and non-lease components in the contract. The Company utilized the transition method allowing entities to only apply the new lease standard in the year of adoption.

Adoption of this standard will result in most of the Company’s operating lease commitments being recognized as operating lease liabilities and right-of-use assets, which will increase total assets and total liabilities by approximately $3 billion. The Company has determined portions of its vehicle rental contracts that convey the right to control the use of identified assets are within the scope of the accounting guidance contained in Topic 842. As discussed in Revenue from Contracts with Customers above, the Company’s rental related revenues have been accounted for under the revenue accounting standards, until the adoption of Topic 842 on January 1, 2019.

Intangibles—Goodwill and Other—Internal-Use Software

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15 “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement That Is a Service Contract”, which provides guidance for determining when the arrangement includes a software license. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The amendments in this Update also require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, to present the expense in the same line in its statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in its statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in its balance sheet in the same line that a prepayment for the fees of the associated hosting arrangement would be presented. ASU 2018-15 becomes effective for the Company on January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of adopting this accounting pronouncement on its Consolidated Financial Statements.

Compensation—Retirement Benefits—Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans,” which adds, removes, and clarifies disclosure requirements related to defined benefit pension and other postretirement plans. These changes are part of the FASB’s disclosure framework project, which the Board launched in 2014 to improve the effectiveness of disclosures in notes to financial statements. ASU 2018-14 becomes effective for the Company on January 1, 2021. Early adoption is permitted. The adoption of this accounting pronouncement is not expected to have a material impact on the Company's Consolidated Financial Statements.

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” which adds, removes, and modifies disclosure requirements related to fair value measurements. ASU 2018-13 becomes effective for the Company on January 1, 2020. Early adoption is permitted. The adoption of this accounting pronouncement is not expected to have a material impact on the Company's Consolidated Financial Statements.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which sets forth a current expected credit loss impairment model for financial assets that replaces the current incurred loss model. This model requires a financial asset (or group of financial assets), including trade receivables, measured at amortized cost to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. ASU 2016-13 becomes effective for the Company on January 1, 2020. Early adoption is permitted as of January 1, 2019. The adoption of this accounting pronouncement is not expected to have a material impact on the Company's Consolidated Financial Statements.

3. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Year Ended December 31,
	2018	2017	2016
Net income for basic and diluted EPS	$165	$361	$163

Basic weighted average shares outstanding	79.3	83.4	92.0
Options and non-vested stock	0.8	1.4	1.3
Diluted weighted average shares outstanding	80.1	84.8	93.3

Earnings per share:
Basic	$2.08	$4.32	$1.78
Diluted	$2.06	$4.25	$1.75
The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS (shares in millions):

	As of December 31,
	2018	2017	2016
Non-vested stock (a)	0.2	0.5	0.2
__________

(a)	The weighted average grant date fair value for anti-dilutive non-vested stock for 2018, 2017 and 2016 was $48.66, $38.40 and $52.07, respectively.

4. Restructuring and Other Related Charges

Restructuring

During first quarter 2018, the Company initiated a strategic restructuring plan to improve processes and reduce headcount in response to its new workforce planning technology that allows more effective management of staff levels (“Workforce planning”). During the year ended December 31, 2018, as part of this process, the Company formally communicated the termination of employment to approximately 190 employees, and as of December 31, 2018, the Company had terminated the employment of approximately 180 of these employees. The costs associated with this initiative primarily represent severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in cash. The Company expects no further restructuring expense related to this initiative. This initiative is substantially complete.

During fourth quarter 2017, the Company initiated a strategic restructuring initiative to better position its truck rental operations in the U.S., in which it closed certain rental locations and reduced the size of the older rental fleet, with the intent to increase fleet utilization and reduce vehicle and overhead costs (“Truck initiative”). During the year ended December 31, 2017, as part of this initiative, the Company formally communicated the termination of employment to approximately 25 employees and as of December 31, 2018 this initiative is substantially complete.

During first quarter 2017, the Company initiated a strategic restructuring initiative to drive operational efficiency throughout the organization by reducing headcount, improving processes and consolidating functions, closing certain rental locations and decreasing the size of its fleet (“T17”). During the year ended December 31, 2017, as part of this initiative, the Company formally communicated the termination of employment to approximately 680 employees, and as of December 31, 2018, the Company had terminated the employment of approximately 675 of these employees. The costs associated with this initiative primarily represent severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in cash. This initiative is substantially complete.

In 2014, the Company committed to various strategic initiatives to identify best practices and drive efficiency throughout its organization, by reducing headcount, improving processes and consolidating functions (“T15”). In first quarter 2016, the Company expanded the T15 restructuring to take advantage of additional efficiency opportunities. The expanded T15 restructuring fits within the initiative’s focus areas to identify best practices and drive efficiency throughout the organization, including the consolidation of rental locations. During the year ended December 31, 2016, as part of this process, the Company formally communicated the termination of employment to approximately 615 employees. At December 31 2018, the Company had terminated approximately 990 employees as part of this initiative. The costs associated with this initiative primarily represent severance, outplacement services and other costs associated with employee terminations, the majority of which have been settled in cash. This initiative is complete.

The following tables summarize the change to our restructuring-related liabilities and identify the amounts recorded within the Company’s reporting segments for restructuring charges and corresponding payments and utilizations:

	Personnel Related	Facility Related	Other (a)	Total
Balance as of January 1, 2016	$10	$1	$—	$11
Restructuring expense:
T15	15	1	5	21
Acquisition integration	9	—	—	9
Avis Europe	(1)	—	—	(1)
Restructuring payment/utilization:
T15	(12)	(1)	(5)	(18)
Acquisition integration	(15)	—	—	(15)
Avis Europe	(1)	—	—	(1)
Balance as of December 31, 2016	5	1	—	6
Restructuring expense:
Truck initiative	1	—	4	5
T17	20	—	15	35
Restructuring payment/utilization:
Truck initiative	(1)	—	(4)	(5)
T17	(17)	(1)	(15)	(33)
T15	(3)	—	—	(3)
Acquisition integration	(1)	—	—	(1)
Balance as of December 31, 2017	4	—	—	4
Restructuring expense:
Workforce planning	11	—	2	13
Truck initiative	1	—	4	5
T17	—	—	2	2
T15	1	—	—	1
Restructuring payment/utilization:
Workforce planning	(11)	—	(1)	(12)
Truck initiative	(1)	—	(4)	(5)
T17	(3)	—	(2)	(5)
T15	(1)	—	—	(1)
Balance as of December 31, 2018	$1	$—	$1	$2
__________

(a)	Includes expenses primarily related to the disposition of vehicles.

	Americas	International	Total
Balance as of January 1, 2016	$1	$10	$11
Restructuring expense:
T15	11	10	21
Acquisition integration	—	9	9
Avis Europe	—	(1)	(1)
Restructuring payment/utilization:
T15	(11)	(7)	(18)
Acquisition integration	—	(15)	(15)
Avis Europe	—	(1)	(1)
Balance as of December 31, 2016	1	5	6
Restructuring expense:
Truck initiative	5	—	5
T17	25	10	35
Restructuring payment/utilization:
Truck initiative	(5)	—	(5)
T17	(24)	(9)	(33)
T15	(1)	(2)	(3)
Acquisition integration	—	(1)	(1)
Balance as of December 31, 2017	1	3	4
Restructuring expense:
Workforce planning	4	9	13
Truck initiative	5	—	5
T17	2	—	2
T15	—	1	1
Restructuring payment/utilization:
Workforce planning	(4)	(8)	(12)
Truck initiative	(5)	—	(5)
T17	(3)	(2)	(5)
T15	—	(1)	(1)
Balance as of December 31, 2018	$—	$2	$2

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

Limited Voluntary Opportunity Plans (“LVOP”)

During 2017, the Company offered voluntary termination programs to certain employees in the Americas’ field operations, shared services, and general and administrative functions for a limited time. These employees, if qualified, elected resignation from employment in return for enhanced severance benefits to be settled in cash. During the year ended December 31, 2017, the Company recorded other related charges of $16 million in connection with LVOP. As of December 31, 2018, 358 qualified employees elected to participate in the plan and the employment of all participants had been terminated.

5. Acquisitions and Other Investments

Acquisitions

2018

Turiscar Group

In October 2018, the Company completed the acquisition of Turiscar Group, a provider of vehicle rental services in Portugal, for €22 million (approximately $25 million), net of acquired cash, of which €23 million (approximately $26 million) was paid. The remaining €4 million of the purchase price will be paid during the three months ended December 31, 2020. The investment enabled the Company to strengthen and expand its commitment in the Portuguese market. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s International reportable segment. In connection with this acquisition, approximately $12 million was recorded in goodwill, and other intangibles of $10 million related to customer relationships and $2 million related to trademarks were recorded. The customer relationships and trademarks are being amortized over a weighted average useful life of approximately 11 years. The goodwill is not deductible for tax purposes. The fair value of assets acquired and liabilities assumed has not been finalized and is therefore subject to change.

Morini S.p.A.

In July 2018, the Company completed the acquisition of Morini S.p.A. (”Morini”) for €35 million (approximately $40 million), net of acquired cash, plus potential earn-out payments of €5 million (approximately $6 million) based on Morini’s performance over the next two years. During the year ended December 31, 2018, the Company paid €28 million (approximately $32 million). The remaining €7 million of the purchase price will be paid during the three months ended March 31, 2020. The investment enabled the Company to expand its footprint of vehicle rental services in Northern Italy. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s International reportable segment. In connection with this acquisition, approximately $42 million was recorded in goodwill, and other intangibles of $6 million related to customer relationships, $3 million related to trademarks and $2 million related to license agreements were recorded. The customer relationships, trademarks and license agreements are being amortized over a weighted average useful life of approximately six years. The goodwill is not deductible for tax purposes. The fair value of assets acquired and liabilities assumed has not been finalized and is therefore subject to change.

Avis and Budget Licensees

In 2018, the Company completed the acquisitions of various licensees in Europe and North America, for approximately $38 million, net of acquired cash. These investments were in line with the Company’s strategy to re-acquire licensees when advantageous to expand its footprint of Company-operated locations. The acquired fleet was financed under the Company’s existing financing arrangements. In connection with these acquisitions, other intangibles of approximately $42 million related to license agreements was recorded. The license agreements are being amortized over a weighted average useful life of approximately two years. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

2017

ACL Hire Limited

In November 2017, the Company completed the acquisition of ACL Hire Limited, a vehicle rental company in the UK specializing in commercial and mid-size transit vans, for approximately $5 million, net of acquired cash, and agreed to an additional $2 million of contingent consideration which is contingent on ACL Hire Limited’s future financial performance. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s International reportable segment. In connection with this acquisition, approximately $6 million was recorded in goodwill. The goodwill is not deductible for tax purposes. Differences between the preliminary allocation of purchase price and the final allocation were not material.

Avis and Budget Licensees

During 2017, the Company completed the acquisitions of various licensees in Europe and North America, for approximately $9 million, plus $4 million for acquired fleet. These investments were in line with the Company’s strategy to re-acquire licensees when advantageous to expand its footprint of Company-operated locations. The acquired fleet was financed under the Company’s existing financing arrangements. In connection with these acquisitions, other intangibles of approximately $12 million related to license agreements was recorded. The license agreements will be amortized over a weighted average useful life of approximately three years. In addition, at the time of the acquisitions, the Company recorded $2 million in non-cash charges within transaction-related costs, net in connection with the license rights reacquired by the Company. Differences between the preliminary allocation of purchase price and the final allocation were not material for Avis and Budget Licensees.

2016

FranceCars

In December 2016, the Company completed the acquisition of FranceCars for approximately $45 million, net of acquired cash. The investment enabled the Company to expand its footprint with a leading provider of vehicle rental services in France. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s International reportable segment. In connection with this acquisition, approximately $22 million was recorded in goodwill, and other intangibles of $6 million related to customer relationships and $9 million related to trademarks were recorded. The customer relationships and trademarks are being amortized over a weighted average useful life of approximately eight years. The goodwill is not deductible for tax purposes. Differences between the preliminary allocation of purchase price and the final allocation were not material for FranceCars.

Other Investments

2018

In March 2018, the Company made an initial equity investment of €16 million ($20 million) in its licensee in Greece (“Greece”), for a 20% ownership stake. In June 2018, the Company purchased an additional 20% equity investment for €17 million ($19 million), including an acceleration premium, and as of June 30, 2018, had a 40% ownership stake in Greece. The Company’s equity investment is recorded within other non-current assets. The Company’s share of Greece’s results are reported within operating expenses and is $8 million for the year ended December 31, 2018.

6. Intangible Assets
Intangible assets consisted of:

	As of December 31, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements (a)	$305	$168	$137	$281	$140	$141
Customer relationships (b)	251	141	110	242	119	123
Other (c)	52	21	31	51	18	33
	$608	$330	$278	$574	$277	$297

Unamortized Intangible Assets
Goodwill	$1,092			$1,073
Trademarks	$547			$553
_________

(a)	Primarily amortized over a period ranging from 0 to 40 years with a weighted average life of 16 years.

(b)	Primarily amortized over a period ranging from 3 to 20 years with a weighted average life of 12 years.

(c)	Primarily amortized over a period ranging from 3 to 10 years with a weighted average life of 9 years.
During 2017, the Company recorded an impairment related to the unamortized Zipcar trademark of $2 million based on a combination of observable and unobservable fair value inputs (Level 3), specifically the Income approach-relief from royalty method, which considers market inputs.

Amortization expense relating to all intangible assets was as follows:

	Year Ended December 31,
	2018	2017	2016
License agreements	$36	$33	$35
Customer relationships	24	24	23
Other	5	5	7
Total	$65	$62	$65
Based on the Company’s amortizable intangible assets at December 31, 2018, the Company expects related amortization expense of approximately $56 million for 2019, $48 million for 2020, $34 million for 2021, $26 million for 2022 and $23 million for 2023 excluding effects of currency exchange rates.
The carrying amounts of goodwill and related changes are as follows:

	Americas	International	Total Company

Gross goodwill as of January 1, 2017	$2,139	$986	$3,125
Accumulated impairment losses as of January 1, 2017	(1,587)	(531)	(2,118)
Goodwill as of January 1, 2017	552	455	1,007
Acquisitions	—	5	5
Currency translation adjustments and other	—	61	61
Goodwill as of December 31, 2017	552	521	1,073
Acquisitions	—	54	54
Currency translation adjustments and other	(13)	(22)	(35)
Goodwill as of December 31, 2018	$539	$553	$1,092

7. Vehicle Rental Activities
The components of vehicles, net within assets under vehicle programs are as follows:

	As of December 31,
	2018	2017
Rental vehicles	$12,548	$11,652
Less: Accumulated depreciation	(1,670)	(1,652)
	10,878	10,000
Vehicles held for sale	596	626
Vehicles, net	$11,474	$10,626
The components of vehicle depreciation and lease charges, net are summarized below:

	Year Ended December 31,
	2018	2017	2016
Depreciation expense	$1,974	$1,947	$1,877
Lease charges	253	222	180
(Gain) loss on sale of vehicles, net	(48)	52	(10)
Vehicle depreciation and lease charges, net	$2,179	$2,221	$2,047

At December 31, 2018, 2017 and 2016, the Company had payables related to vehicle purchases included in liabilities under vehicle programs - other of $472 million, $346 million and $321 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $622 million, $545 million and $520 million, respectively.

8. Income Taxes

On December 22, 2017 the Tax Act made substantial changes to corporate income tax laws. Among the key provisions were a U.S. corporate tax rate reduction from 35% to 21% effective for tax years beginning January 1, 2018 and a one-time transition tax on the deemed repatriation of cumulative earnings from foreign subsidiaries and changes to U.S. taxation of foreign earnings from a worldwide to a territorial tax system effective for tax years beginning January 1, 2018. The Company recognized the effects of the Tax Act in its Consolidated Financial Statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of FASB Accounting Standards Codification Topic 740, Income Taxes, in the reporting period that the Tax Act was signed into law.
In 2017 the Company recorded a provisional income tax benefit of $317 million related to the remeasurement of its net deferred income tax liabilities as a result of the reduced corporate tax rate, and a provisional tax expense of $104 million for the one-time transition tax on the deemed repatriation of cumulative foreign subsidiary earnings.
The Company completed the accounting for the effects of the Tax Act during 2018 and recorded an additional income tax expense of $30 million for the one-time transition tax on the deemed repatriation of foreign earnings.

The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2018	2017	2016
Current
Federal	$(7)	$—	$(1)
State	36	5	3
Foreign	59	37	63
Current income tax provision	88	42	65

Deferred
Federal	63	(205)	51
State	(39)	(5)	5
Foreign	(10)	18	(5)
Deferred income tax provision	14	(192)	51
Provision for (benefit from) income taxes	$102	$(150)	$116
Pretax income for domestic and foreign operations consists of the following:

	Year Ended December 31,
	2018	2017	2016
United States	$114	$17	$127
Foreign	153	194	152
Pretax income	$267	$211	$279

Deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2018	2017
Deferred income tax assets:
Net tax loss carryforwards	$1,390	$1,104
Accrued liabilities and deferred revenue	230	216
Tax credits	17	24
Depreciation and amortization	16	4
Provision for doubtful accounts	6	8
Other	38	50
Valuation allowance (a)	(311)	(331)
Deferred income tax assets	1,386	1,075

Deferred income tax liabilities:
Depreciation and amortization	60	121
Prepaid expenses	20	20
Other	5	3
Deferred income tax liabilities	85	144
Deferred income tax assets, net	$1,301	$931
__________

(a)
The valuation allowance of $311 million at December 31, 2018 relates to tax loss carryforwards and certain deferred tax assets of $283 million and $28 million, respectively. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. The valuation allowance of $331 million at December 31, 2017 relates to tax loss carryforwards and certain deferred tax assets of $302 million and $29 million, respectively. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.

Deferred income tax assets and liabilities related to vehicle programs are comprised of the following:

	As of December 31,
	2018	2017
Deferred income tax assets:
Depreciation and amortization	$44	$58

Deferred income tax liabilities:
Depreciation and amortization	2,005	1,652
Deferred income tax liabilities under vehicle programs, net	$1,961	$1,594
At December 31, 2018, the Company had U.S. federal net operating loss carryforwards of approximately $4.9 billion. The majority of the net operating loss carryforwards expire by 2031 and a significant remaining portion has an indefinite utilization period pursuant to the Tax Act. Such net operating loss carryforwards are primarily related to accelerated depreciation of the Company’s U.S. vehicles. Currently, the Company does not record valuation allowances on the majority of its U.S. federal tax loss carryforwards as there are adequate deferred tax liabilities that could be realized within the carryforward period. At December 31, 2018, the Company had foreign net operating loss carryforwards of approximately $903 million with an indefinite utilization period.
At December 31, 2018, we have undistributed earnings of certain foreign subsidiaries of approximately $699 million that we have indefinitely reinvested, and on which we have not recognized deferred taxes. Estimating the amount of potential tax is not practicable because of the complexity and variety of assumptions necessary to compute the tax.
The reconciliation between the U.S. federal income tax statutory rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. federal statutory rate	21.0%	35.0%	35.0%
Adjustments to reconcile to the effective rate:
State and local income taxes, net of federal tax benefits	5.5	3.8	2.0
Changes in valuation allowances	6.3	(4.7)	(0.2)
Taxes on foreign operations at rates different than statutory U.S. federal rates	(5.2)	(3.6)	3.1
Stock-based compensation	(0.8)	(3.4)	—
Tax Act (benefit) expense	11.2	(100.8)	—
Other non-deductible expenses	1.1	2.2	1.7
Other	(0.9)	0.4	—
	38.2%	(71.1)%	41.6%

The following is a tabular reconciliation of the gross amount of unrecognized tax benefits for the year:

	2018	2017	2016
Balance at January 1	$63	$59	$56
Additions for tax positions related to current year	8	6	3
Additions for tax positions for prior years	—	9	3
Reductions for tax positions for prior years	(6)	(10)	(3)
Settlements	(3)	—	—
Statute of limitations	(1)	(1)	—
Balance at December 31	$61	$63	$59
The Company does not anticipate that total unrecognized tax benefits will change significantly in 2019.
The Company is subject to taxation in the United States and various foreign jurisdictions. As of December 31, 2018, the 2015 through 2017 tax years generally remain subject to examination by the federal tax authorities. The 2012 through 2017 tax years generally remain subject to examination by various state tax authorities. In significant foreign jurisdictions, the 2011 through 2017 tax years generally remain subject to examination by their respective tax authorities.
Substantially all of the gross amount of the unrecognized tax benefits at December 31, 2018, 2017 and 2016, if recognized, would affect the Company’s provision for, or benefit from, income taxes. As of December 31, 2018, the Company’s unrecognized tax benefits were offset by tax loss carryforwards in the amount of $23 million.
The following table presents unrecognized tax benefits:

	As of December 31,
	2018	2017
Unrecognized tax benefit in non-current income taxes payable (a)	$41	$46
Accrued interest payable on potential tax liabilities (b)	29	26
__________

(a)
Pursuant to the agreements governing the disposition of certain subsidiaries in 2006, the Company is entitled to indemnification for certain pre-disposition tax contingencies. As of December 31, 2018 and 2017, $13 million of unrecognized tax benefits are related to tax contingencies for which the Company believes it is entitled to indemnification.

(b)
The Company recognizes potential interest related to unrecognized tax benefits within interest expense related to corporate debt, net on the accompanying Consolidated Statements of Operations. Penalties incurred during the years ended December 31, 2018, 2017 and 2016, were not significant and were recognized as a component of the provision for income taxes.

9. Other Current Assets
Other current assets consisted of:

	As of December 31,
	2018	2017
Prepaid expenses	$241	$196
Sales and use taxes	180	174
Other	183	163
Other current assets	$604	$533

10. Property and Equipment, net
Property and equipment, net consisted of:

	As of December 31,
	2018	2017
Land	$49	$49
Buildings and leasehold improvements	625	626
Capitalized software	613	583
Furniture, fixtures and equipment	411	387
Projects in process	169	118
Buses and support vehicles	95	93
	1,962	1,856
Less: Accumulated depreciation and amortization	(1,226)	(1,152)
Property and equipment, net	$736	$704
Depreciation and amortization expense relating to property and equipment during 2018, 2017 and 2016 was $191 million, $197 million and $188 million, respectively (including $92 million, $95 million and $87 million, respectively, of amortization expense relating to capitalized software).

11. Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consisted of:

	As of December 31,
	2018	2017
Accounts payable	$371	$359
Accrued sales and use taxes	208	218
Accrued payroll and related	200	176
Accrued advertising and marketing	192	190
Public liability and property damage insurance liabilities – current	149	145
Deferred revenue – current	140	135
Accrued insurance	91	103
Other	342	293
Accounts payable and other current liabilities	$1,693	$1,619

12. Long-term Corporate Debt and Borrowing Arrangements
Long-term debt and other borrowing arrangements consisted of:

	Maturity Date	As of December 31,
		2018	2017
Floating Rate Term Loan (a)	March 2022	—	1,136
5⅛% Senior Notes	June 2022	—	400
5½% Senior Notes	April 2023	675	675
6⅜% Senior Notes	April 2024	350	350
4⅛% euro-denominated Senior Notes	November 2024	344	360
Floating Rate Term Loan (a)	February 2025	1,123	—
5¼% Senior Notes	March 2025	375	375
4½% euro-denominated Senior Notes	May 2025	287	300
4¾% euro-denominated Senior Notes	January 2026	401	—
Other (b)		41	49
Deferred financing fees		(45)	(46)
Total		3,551	3,599
Less: Short-term debt and current portion of long-term debt		23	26
Long-term debt		$3,528	$3,573
__________

(a)
The floating rate term loan is part of the Company’s senior revolving credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	Primarily includes capital leases which are secured by liens on the related assets.
Term Loan
Floating Rate Term Loan due 2022. In March 2017, the Company increased its Floating Rate Term Loan due 2022 to $1.1 billion and reduced the loan interest rate to three-month LIBOR plus 2.00%, for an aggregate rate of 3.70%; however, the Company entered into an interest rate swap to hedge $700 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.79%. The Company used the incremental term loan proceeds to repay all of its outstanding Floating Rate Term Loan due 2019. In June 2017, the Company used the remaining proceeds to redeem the remainder of its outstanding Floating Rate Senior Notes due 2017.
Floating Rate Term Loan due 2025. In February 2018, the Company amended its Floating Rate Term Loan due 2022 and extended its maturity term to 2025. The loan bears interest at one-month LIBOR plus 2.00%, for an aggregate rate of 4.53%; however, the Company entered into an interest rate swap to hedge $700 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.67%.
Senior Notes

5⅛% Senior Notes due 2022. In May 2014, the Company issued $400 million of 5⅛% Senior Notes due 2022. In June 2014, the Company used the proceeds to repurchase the remaining $395 million principal amount of its 8¼% Senior Notes. The notes were issued at par, with interest payable semi-annually. The Company has the right to redeem these notes in whole or in part at any time on or after June 1, 2017 at specified redemption prices plus accrued interest. In October 2018, the Company redeemed its outstanding $400 million principal amount for $410 million plus accrued interest.

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

4⅛% euro-denominated Senior Notes due 2024. In September 2016, the Company issued €300 million of 4⅛% euro-denominated Senior Notes due 2024 at par, with interest payable semi-annually. The Company has the right to redeem these notes in whole or in part at any time on or after November 15, 2019 at specified redemption prices plus accrued interest. In October 2016, the Company used the net proceeds from the offering primarily to redeem €275 million of its outstanding 6% euro-denominated Senior Notes due 2021.

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

4¾% euro-denominated Senior Notes due 2026. In October 2018, the Company issued €350 million of 4¾% euro-denominated Senior Notes due 2026, at par, with interest payable semi-annually. The Company has the right to redeem these notes in whole or in part on or after September 30, 2021 at specified redemption prices plus accrued interest. In October 2018, the Company used the net proceeds from the offering to redeem its 5⅛% Senior Notes due June 2022 for $410 million plus accrued interest.

The 5⅛% Senior Notes, the 5½% Senior Notes, 6⅜% Senior Notes and the 5¼% Senior Notes are senior unsecured obligations of the Company’s Avis Budget Car Rental, LLC (“ABCR”) subsidiary, are guaranteed by the Company and certain of its domestic subsidiaries and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness.

The 4⅛% euro-denominated Senior Notes, 4½% euro-denominated Senior Notes and 4¾% euro-denominated Senior Notes are unsecured obligations of the Company’s Avis Budget Finance plc subsidiary, are guaranteed on a senior basis by the Company and certain of its domestic subsidiaries and rank equally with all of the Company’s existing senior unsecured debt.

In connection with the debt amendments and repayments for the years ended December 31, 2018, 2017 and 2016, the Company recorded $19 million, $3 million and $27 million in early extinguishment of debt costs, respectively.
Debt Maturities
The following table provides contractual maturities of the Company’s corporate debt at December 31, 2018:

Year	Amount
2019	$23
2020	17
2021	16
2022	16
2023	690
Thereafter	2,834
$3,596

Committed Credit Facilities And Available Funding Arrangements
At December 31, 2018, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2023 (a)	$1,800	$—	$1,167	$633
Other facilities (b)	1	1	—	—
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	These facilities encompass bank overdraft lines of credit, bearing interest of 3.22% as of December 31, 2018.

In February 2018, the Company amended the terms of its Senior revolving credit facility maturing 2021 and extended its maturity to 2023.

At December 31, 2018 and 2017, the Company had various uncommitted credit facilities available, which bear interest at rates of 0.74% to 6.60%, under which it had drawn approximately $1 million and $2 million, respectively.
Debt Covenants

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility also contains a maximum leverage ratio requirement. As of December 31, 2018, the Company was in compliance with the financial covenants governing its indebtedness.

13. Debt under Vehicle Programs and Borrowing Arrangements
Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of December 31,
	2018	2017
Americas – Debt due to Avis Budget Rental Car Funding	$7,393	$6,516
Americas – Debt borrowings	635	660
International – Debt borrowings (a)	2,060	1,942
International – Capital leases	191	146
Other	2	1
Deferred financing fees (b)	(49)	(44)
Total	$10,232	$9,221
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company's car rental fleet.

(b)	Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of December 31, 2018 and 2017 were $35 million and $36 million, respectively.

Americas

Debt due to Avis Budget Rental Car Funding. Avis Budget Rental Car Funding, an unconsolidated bankruptcy remote qualifying special purpose limited liability company, issues privately placed notes to investors as well as to banks and bank-sponsored conduit entities. Avis Budget Rental Car Funding uses the proceeds from its note issuances to make loans to a wholly-owned subsidiary of the Company, AESOP Leasing LP (“AESOP Leasing”), on a continuing basis. AESOP Leasing is required to use the proceeds of such loans to acquire or finance the acquisition of vehicles used in the Company’s rental car operations. By issuing debt through the Avis Budget Rental Car Funding program, the Company pays a lower rate of interest than if it had issued debt directly to third parties. Avis Budget Rental Car Funding is not consolidated, as the Company is not the “primary beneficiary” of Avis Budget Rental Car Funding. The Company determined that it is not the primary beneficiary because the Company does not have the obligation to absorb the potential losses or receive the benefits of Avis Budget Rental Car Funding’s activities since the Company’s only significant source of variability in the earnings, losses or cash flows of Avis Budget Rental Car Funding is exposure to its own creditworthiness, due to its loan from Avis Budget Rental Car Funding. Because Avis Budget Rental Car Funding is not consolidated, AESOP Leasing’s loan obligations to Avis Budget Rental Car Funding are reflected as related party debt on the Company’s Consolidated Balance Sheets. The Company also has an asset within Assets under vehicle programs on its Consolidated Balance Sheets which represents securities issued to the Company by Avis Budget Rental Car Funding. AESOP Leasing is consolidated, as the Company is the “primary beneficiary” of AESOP Leasing; as a result, the vehicles purchased by AESOP Leasing remain on the Company’s Consolidated Balance Sheets. The Company determined it is the primary beneficiary of AESOP Leasing, as it has the ability to direct its activities, an obligation to absorb a majority of its expected losses and the right to receive the benefits of AESOP Leasing’s activities. AESOP Leasing’s vehicles and related assets, which as of December 31, 2018, approximate $9.0 billion and some of which are subject to manufacturer repurchase and guaranteed depreciation agreements, collateralize the debt issued by Avis Budget Rental Car Funding. The assets and liabilities of AESOP Leasing are presented on the Company’s Consolidated Balance Sheets within Assets under vehicle programs and Liabilities under vehicle programs, respectively. The assets of AESOP Leasing, included within assets under vehicle programs (excluding the investment in Avis Budget Rental Car Funding (AESOP) LLC—related party) are restricted. Such assets may be used only to repay the respective AESOP Leasing liabilities, included within Liabilities under vehicle programs, and to purchase new vehicles, although if certain collateral coverage requirements are met, AESOP Leasing may pay dividends from excess cash. The creditors of AESOP Leasing and Avis Budget Rental Car Funding have no recourse to the general credit of the Company. The Company periodically provides Avis Budget Rental Car Funding with non-contractually required support, in the form of equity and loans, to serve as additional collateral for the debt issued by Avis Budget Rental Car Funding.
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
During March 2017 and December 2017, Avis Budget Rental Car Funding issued approximately $600 million in asset-backed notes with an expected final payment date of September 2022 and $500 million in asset-backed notes with an expected final payment date of March 2023, respectively. During April 2018 and October 2018, Avis Budget Rental Car Funding issued approximately $400 million in asset-backed notes with an expected final payment date of September 2023 and approximately $550 million in asset-backed notes with an expected final payment date of March 2024, respectively. The Company used the proceeds from these borrowings to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. Borrowings under the Avis Budget Rental Car Funding program primarily represent fixed rate notes and had a weighted average interest rate of 3% as of December 31, 2018 and 2017, in each period.
Debt borrowings. The Company finances the acquisition of vehicles used in its Canadian rental operations through a consolidated, bankruptcy remote special-purpose entity, which issues privately placed notes to investors and bank-sponsored conduits. The Company finances the acquisition of fleet for its truck rental operations in the United States through a combination of debt facilities and leases. These debt borrowings represent a mix of fixed and floating rate debt and had a weighted average interest rate of 3% as of December 31, 2018 and 2017, in each period.

International
Debt borrowings. In 2013, the Company entered into a three-year, €500 million (approximately $687 million) European rental fleet securitization program, which is used to finance fleet purchases for certain of the Company’s European operations. During 2018, 2017, 2016, 2015 and 2014, the Company increased its capacity under this program by €150 million (approximately $175 million), €250 million (approximately $281 million), €400 million (approximately $458 million), €210 million (approximately $235 million) and €290 million (approximately $370 million), respectively, and recently extended the securitization’s maturity to 2021. The Company finances the acquisition of vehicles used in its International rental car operations through this and other consolidated, bankruptcy remote special-purpose entities, which issue privately placed notes to banks and bank-sponsored conduits. The International borrowings primarily represent floating rate notes and had a weighted average interest rate of 2% as of December 31, 2018 and 2017.

Capital leases. The Company obtained a portion of its International vehicles under capital lease arrangements. For the years ended December 31, 2018 and 2017, the weighted average interest rate on these borrowings was 1%, in each period. All capital leases are on a fixed repayment basis and interest rates are fixed at the contract date.
Debt Maturities
The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2018:

Debt under Vehicle Programs (a)
2019	$1,502
2020 (b)	3,810
2021 (c)	2,486
2022	947
2023	1,086
Thereafter	450
$10,281
__________

(a)	Vehicle-backed debt primarily represents asset-backed securities.

(b)	Includes $2.2 billion of bank and bank-sponsored facilities.

(c)	Includes $1.5 billion of bank and bank-sponsored facilities.

Committed Credit Facilities And Available Funding Arrangements
The following table presents available funding under the Company’s debt arrangements related to its vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2018:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas – Debt due to Avis Budget Rental Car Funding	$8,883	$7,393	$1,490
Americas – Debt borrowings	947	635	312
International – Debt borrowings	3,071	2,060	1,011
International – Capital leases	209	191	18
Other	2	2	—
Total	$13,112	$10,281	$2,831
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)
The outstanding debt is collateralized by vehicles and related assets of $8.8 billion for Americas - Debt due to Avis Budget Rental Car Funding; $0.7 billion for Americas - Debt borrowings; $2.3 billion for International - Debt borrowings; and $0.2 billion for International - Capital leases.

Debt Covenants
The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions, and in some cases also require compliance with certain financial requirements. As of December 31, 2018, the Company is not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under its vehicle-backed funding programs.

14. Commitments and Contingencies
Lease Commitments
The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Many of the Company’s operating leases for facilities contain renewal options. These renewal options vary, but the majority include clauses for various term lengths and prevailing market rate rents.
Future minimum lease payments required under noncancelable operating leases, including minimum concession fees charged by airport authorities, which in many locations are recoverable from vehicle rental customers, as of December 31, 2018, are as follows:

Amount
2019	$835
2020	476
2021	345
2022	253
2023	162
Thereafter	590
$2,661
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

	2018	2017	2016
Rent expense (including minimum concession fees)	$709	$715	$699
Contingent concession expense	273	221	214
	982	936	913
Less: sublease rental income	(5)	(4)	(5)
Total	$977	$932	$908
Commitments under capital leases, other than those within the Company’s vehicle rental programs, for which the future minimum lease payments have been reflected in Note 13-Debt Under Vehicle Programs and Borrowing Arrangements, are not significant.
The Company leases a portion of its vehicles under operating leases, some of which extend through 2025. As of December 31, 2018, the Company has guaranteed up to $305 million of residual values for these vehicles at the end of their respective lease terms. The Company believes that, based on current market conditions, the net proceeds from the sale of these vehicles at the end of their lease terms will equal or exceed their net book values and therefore has not recorded a liability related to guaranteed residual values.
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

In February 2017, following a state court trial in Georgia, a jury found the Company liable for damages in a case brought by a plaintiff who was injured in a vehicle accident allegedly caused by an employee of an independent contractor of the Company who was acting outside of the scope of employment. In March 2017, the Company was also found liable for damages in a companion case arising from the same incident. The Company is appealing both verdicts and considers the attribution of liability to the Company, and the amount of damages awarded, to be unsupported by the facts of these cases. The Company has recognized a liability for the expected loss related to these cases, net of recoverable insurance proceeds, of approximately $12 million.

The Company is involved in claims, legal proceedings and governmental inquiries that are incidental to its vehicle rental and car sharing operations, including, among others, contract and licensee disputes, competition matters, employment and wage-and-hour claims, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. The Company estimates that the potential exposure resulting from adverse outcomes of legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $45 million in excess of amounts accrued as of December 31, 2018; however, the Company does not believe that the impact should result in a material liability to the Company in relation to its consolidated financial condition or results of operations.
Commitments to Purchase Vehicles
The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $8.7 billion of vehicles from manufacturers over the next 12 months financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles.

Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.
Other Purchase Commitments
In the normal course of business, the Company makes various commitments to purchase other goods or services from specific suppliers, including those related to marketing, advertising, computer services and capital expenditures. As of December 31, 2018, the Company had approximately $178 million of purchase obligations, which extend through 2023.
Concentrations
Concentrations of credit risk at December 31, 2018, include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including Ford, Fiat Chrysler and General Motors, and primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $27 million and $16 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.
Asset Retirement Obligations
The Company maintains a liability for asset retirement obligations. An asset retirement obligation is a legal obligation to perform certain activities in connection with the retirement, disposal or abandonment of assets. The Company’s asset retirement obligations, which are measured at discounted fair values, are primarily related to the removal of underground gasoline storage tanks at its rental facilities. The liability accrued for asset retirement obligations was $22 million and $23 million at December 31, 2018 and 2017, respectively.
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

15. Stockholders’ Equity
Cash Dividend Payments
During 2018, 2017 and 2016, the Company did not declare or pay any cash dividends. The Company’s ability to pay dividends to holders of its common stock is limited by the Company’s senior credit facility, the indentures governing its senior notes and its vehicle financing programs.

Share Repurchases
The Company’s Board of Directors has authorized the repurchase of up to approximately $1.7 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in 2018. During 2018, 2017 and 2016, the Company repurchased approximately 24 million shares of common stock at a cost of approximately $800 million under the program. As of December 31, 2018, approximately $150 million of authorization remained available to repurchase common stock under this plan.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges (a)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Minimum Pension Liability Adjustment (b)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2016	$(80)	$(2)	$—	$(65)	$(147)
Other comprehensive income (loss) before reclassifications	41	—	1	(57)	(15)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4	—	4	8
Net current-period other comprehensive income (loss)	41	4	1	(53)	(7)
Balance, December 31, 2016	(39)	2	1	(118)	(154)
Other comprehensive income (loss) before reclassifications	110	1	1	11	123
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	—	5	7
Net current-period other comprehensive income (loss)	110	3	1	16	130
Balance, December 31, 2017	71	5	2	(102)	(24)
Cumulative effect of accounting change (c)	7	1	(2)	(12)	(6)
Balance, January 1, 2018	78	6	—	(114)	(30)
Other comprehensive income (loss) before reclassifications	(81)	(2)	—	(23)	(106)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2)	—	5	3
Net current-period other comprehensive income (loss)	(81)	(4)	—	(18)	(103)
Balance, December 31, 2018	$(3)	$2	$—	$(132)	$(133)
 __________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries (see Note 8-Income Taxes for impacts of the Tax Act) and include a $64 million gain, net of tax, related to the Company’s hedge of its investment in euro-denominated foreign operations (See Note 18-Financial Instruments).

(a)
For the years ended December 31, 2018, 2017 and 2016, the amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $3 million ($2 million, net of tax), $4 million ($2 million, net of tax) and $6 million ($4 million, net of tax), respectively. For the year ended December 31, 2016, amount reclassified from accumulated other comprehensive income (loss) into vehicle interest expense was $1 million ($0 million, net of tax).

(b)
For the years ended December 31, 2018, 2017 and 2016, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $7 million ($5 million, net of tax), $8 million ($5 million, net of tax) and $6 million ($4 million, net of tax), respectively.

(c)	See Note 2-Summary of Significant Accounting Policies for the impact of adoption of ASU 2016-01 and ASU 2018-02.

16. Stock-Based Compensation

The Company’s Amended and Restated Equity and Incentive Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock- or cash-based awards to employees, directors and other individuals who perform services for the Company and its subsidiaries. The maximum number of shares reserved for grant of awards under the plan is 20.1 million, with approximately 3.5 million shares available as of December 31, 2018. The Company typically settles stock-based awards with treasury shares.

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
Stock Unit Awards
Stock unit awards entitle the holder to receive shares of common stock upon vesting on a one-to-one basis. Certain performance-based RSUs vest based upon the level of performance attained, but vesting can increase (typically by up to 20%) if certain relative total shareholder return goals are achieved. Market-based RSUs generally vest based on the level of total shareholder return or absolute stock price attainment.
The grant date fair value of the performance-based RSUs incorporates the total shareholder return metric, which is estimated using a Monte Carlo simulation model to estimate the Company’s ranking relative to an applicable stock index. During the years ended December 31, 2018 and 2017, the Company did not issue any stock unit awards containing a market condition. The weighted average assumptions used in the Monte Carlo simulation model to calculate the fair value of the Company’s stock unit awards are outlined in the table below.

2016
Expected volatility of stock price	46%
Risk-free interest rate	0.98%
Valuation period	3 years
Dividend yield	0%

Annual activity related to stock units consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2018	1,160	$34.54
Granted (a)	322	48.41
Vested (b)	(560)	36.02
Forfeited	(84)	36.53
Outstanding and expected to vest at December 31, 2018 (c)	838	$38.67	0.8	$19
Performance-based and market-based RSUs
Outstanding at January 1, 2018	994	$33.06
Granted (a)	353	48.52
Vested (b)	—	—
Forfeited	(178)	50.05
Outstanding at December 31, 2018	1,169	$35.14	1.0	$26
Outstanding and expected to vest at December 31, 2018 (c)	255	$44.57	1.9	$6
__________

(a)
Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors, which are discussed separately below. The weighted-average fair value of time-based RSUs and performance-based RSUs granted in 2017 was $35.32 and $35.21, respectively, and the weighted-average fair value of time-based RSUs and performance-based and market-based RSUs granted in 2016 was $25.92 and $23.33, respectively.

(b)
The total fair value of RSUs vested during 2018, 2017 and 2016 was $20 million, $23 million and $31 million, respectively. The total grant date fair value of cash units vested during the year 2016 was $2 million.

(c)
Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $28 million and will be recognized over a weighted average vesting period of 1.0 year.

Stock Options

The annual stock option activity consisted of (in thousands of shares):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2018	273	$7.08	1.7	$10
Granted (a)	—	—		—
Exercised (b)	(216)	8.72		8
Forfeited/expired	—	—
Outstanding and exercisable at December 31, 2018	57	$0.79	0.1	$1
__________

(a)	No stock options were granted during 2017 and 2016.

(b)
Stock options exercised during 2017 and 2016 had intrinsic values of $21 million and $1 million, respectively. The cash received from the exercise of options was $2 million in 2018 and insignificant in 2017 and 2016.

Non-employee Directors Deferred Compensation Plan
The Company grants stock awards on a quarterly basis to non-employee directors representing between 50% and 100% of a director’s annual compensation and such awards can be deferred under the Non-employee Directors Deferred Compensation Plan. During 2018, 2017 and 2016, the Company granted 34,000, 36,000 and 40,000 awards, respectively, to non-employee directors.
Employee Stock Purchase Plan
The Company is authorized to sell shares of its common stock to eligible employees at 95% of fair market value. This plan has been deemed to be non-compensatory and therefore no compensation expense has been recognized.
Stock-Compensation Expense
During 2018, 2017 and 2016, the Company recorded stock-based compensation expense of $24 million ($18 million, net of tax), $10 million ($7 million, net of tax) and $28 million ($18 million, net of tax), respectively.

17. Employee Benefit Plans
Defined Contribution Savings Plans
The Company sponsors several defined contribution savings plans in the United States and certain foreign subsidiaries that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches portions of the contributions of participating employees on the basis specified by the plans. The Company’s contributions to these plans were $33 million, $36 million and $33 million during 2018, 2017 and 2016, respectively.
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

The components of net periodic (benefit) cost consisted of the following:

	Year Ended December 31,
	2018	2017	2016
Service cost (a)	$6	$5	$4
Interest cost (b)	19	19	21
Expected return on plan assets (b)	(33)	(30)	(27)
Amortization of unrecognized amounts (b)	7	8	5
Net periodic (benefit) cost	$(1)	$2	$3
__________

(a)	For the year ended December 31, 2018, $4 million and $2 million were included in operating expenses and selling, general and administrative expenses, respectively.

(b)	Included in selling, general and administrative expenses.
The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2019 is $7 million, which consists primarily of net actuarial losses.
The Company uses a measurement date of December 31 for its pension plans. The funded status of the pension plans were as follows:

	As of December 31,
Change in Benefit Obligation	2018	2017
Benefit obligation at end of prior year	$779	$720
Service cost	6	5
Interest cost	19	19
Actuarial (gain) loss	(32)	15
Currency translation adjustment	(24)	44
Net benefits paid	(26)	(24)
Benefit obligation at end of current year	$722	$779

Change in Plan Assets
Fair value of assets at end of prior year	$614	$523
Actual return on plan assets	(29)	59
Employer contributions	11	24
Currency translation adjustment	(21)	32
Net benefits paid	(26)	(24)
Fair value of assets at end of current year	$549	$614

	As of December 31,
Funded Status	2018	2017
Classification of net balance sheet assets (liabilities):
Non-current assets	$18	$24
Current liabilities	(4)	(3)
Non-current liabilities	(187)	(186)
Net funded status	$(173)	$(165)

The following assumptions were used to determine pension obligations and pension costs for the principal plans in which the Company’s employees participated:

	For the Year Ended December 31,
U.S. Pension Benefit Plans	2018	2017	2016
Discount rate:
Net periodic benefit cost	3.50%	3.90%	4.40%
Benefit obligation	4.15%	3.50%	3.90%
Long-term rate of return on plan assets	7.00%	7.00%	7.00%

Non-U.S. Pension Benefit Plans
Discount rate:
Net periodic benefit cost	2.55%	2.45%	3.45%
Benefit obligation	2.75%	2.55%	2.45%
Long-term rate of return on plan assets	4.50%	4.70%	4.45%
To select discount rates for its defined benefit pension plans, the Company uses a modeling process that involves matching the expected cash outflows of such plans, to yield curves constructed from portfolios of AA-rated fixed-income debt instruments. The Company uses the average yields of the hypothetical portfolios as a discount rate benchmark.
The Company’s expected rate of return on plan assets of 7.00% and 4.50% for the U.S. plans and non-U.S. plans, respectively, used to determine pension obligations and pension costs, are long-term rates based on historic plan asset returns in individual jurisdictions, over varying long-term periods combined with current market expectations and broad asset mix considerations.
As of December 31, 2018, plans with benefit obligations in excess of plan assets had accumulated benefit obligations of $423 million and plan assets of $234 million. As of December 31, 2017, plans with benefit obligations in excess of plan assets had accumulated benefit obligations of $453 million and plan assets of $264 million. The accumulated benefit obligation for all plans was $713 million and $769 million as of December 31, 2018 and 2017, respectively. The Company expects to contribute approximately $7 million to the U.S. plans and $7 million to the non-U.S. plans in 2019.
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
The defined benefit pension plans’ investment goals and objectives are managed by the Company or Company-appointed and member-appointed trustees with consultation from independent investment advisors. While the objectives may vary slightly by country and jurisdiction, collectively the Company seeks to produce returns on pension plan investments, which are based on levels of liquidity and investment risk that the Company believes are prudent and reasonable, given prevailing capital market conditions. The pension plans’ assets are managed in the long-term interests of the participants and the beneficiaries of the plans. A suitable strategic asset allocation benchmark is determined for each plan to maintain a diversified portfolio, taking into account government requirements, if any, regarding unnecessary investment risk and protection of pension plans’ assets. The Company believes that diversification of the pension plans’ assets is an important investment strategy to provide reasonable assurance that no single security or class of securities will have a disproportionate impact on the pension plans. As such, the Company allocates assets among traditional equity, fixed income (government issued securities, corporate bonds and short-term cash investments) and other investment strategies.
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
The following table presents the defined benefit pension plans’ assets measured at fair value, as of December 31:

	2018
Asset Class	Level 1	Level 2	Total
Cash equivalents and short-term investments	$10	$25	$35
U.S. equities	82	42	124
Non-U.S. equities	49	80	129
Real estate	—	17	17
Government bonds	3	8	11
Corporate bonds	89	31	120
Other assets	2	111	113
Total assets	$235	$314	$549

	2017
Asset Class	Level 1	Level 2	Total
Cash equivalents and short-term investments	$12	$29	$41
U.S. equities	102	43	145
Non-U.S. equities	50	100	150
Real estate	—	18	18
Government bonds	7	11	18
Corporate bonds	90	37	127
Other assets	3	112	115
Total assets	$264	$350	$614
The Company estimates that future benefit payments from plan assets will be $27 million, $28 million, $29 million, $30 million, $31 million and $172 million for 2019, 2020, 2021, 2022, 2023 and 2024 to 2028, respectively.
Multiemployer Plans
The Company contributes to a number of multiemployer plans under the terms of collective-bargaining agreements that cover a portion of its employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects: (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; (iii) if the Company elects to stop participating in a multiemployer plan, it may be required to contribute to such plan an amount based on the under-funded status of the plan; and (iv) the Company has no involvement in the management of the multiemployer plans’ investments. For the years ended December 31, 2018, 2017 and 2016, the Company contributed a total of $9 million in each of the periods to multiemployer plans.

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
The amount of gains or losses reclassified from other comprehensive income (loss) to earnings resulting from ineffectiveness or from excluding a component of the hedges’ gain or loss from the effectiveness calculation for cash flow and net investment hedges during 2018, 2017 and 2016 was not material, nor is the amount of gains or losses the Company expects to reclassify from accumulated other comprehensive income (loss) to earnings over the next 12 months.
Interest Rate Risk. The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The after-tax amount of gains or losses reclassified from accumulated other comprehensive income (loss) to earnings resulting from ineffectiveness related to the Company’s cash flow hedges was not material during 2018, 2017 and 2016 to the Company’s results of operations. The Company estimates that $6 million of gains currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.
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
There were no significant concentrations of credit risk with any individual counterparty or groups of counterparties at December 31, 2018 or 2017, other than (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, and primarily with respect to receivables for program cars that were disposed but for which the Company has not yet received payment from the manufacturers (see Note 2-Summary of Significant Accounting Policies), (ii) receivables from Realogy and Wyndham related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition and (iii) risks related to leases which have been assumed by Realogy but of which the Company is a guarantor. Concentrations of credit risk associated with trade receivables are considered minimal due to the Company’s diverse customer base. The Company does not normally require collateral or other security to support credit sales.
Fair Value
Derivative instruments and hedging activities
As described above, derivative assets and liabilities consist principally of currency exchange contracts, interest rate swaps, interest rate caps and commodity contracts.

The Company held derivative instruments with absolute notional values as follows:

	As of December 31,
	2018	2017
Interest rate caps (a)	$8,431	$10,968
Interest rate swaps	1,500	1,000
Foreign exchange contracts	1,235	934
__________

(a)
Represents $5.7 billion of interest rate caps sold, partially offset by approximately $2.7 billion of interest rate caps purchased at December 31, 2018 and $8.0 billion of interest rate caps sold, partially offset by approximately $3.0 billion of interest rate caps purchased at December 31, 2017. These amounts exclude $3.0 billion and $5.0 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary at December 31, 2018 and 2017, respectively.

Fair values (Level 2) of derivative instruments are as follows:

	As of December 31, 2018		As of December 31, 2017
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$12	$8	$8	$—
Derivatives not designated as hedging instruments
Interest rate caps (b)	—	2	—	1
Foreign exchange contracts (c)	5	11	3	7
Commodity contracts (c)	—	1	—	$—
Total	$17	$22	$11	$8
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income (loss), as discussed in Note 15-Stockholders’ Equity.

(a)	Included in other non-current assets or other non-current liabilities.

(b)	Included in assets under vehicle programs or liabilities under vehicle programs.

(c)	Included in other current assets or other current liabilities.

The effects of derivatives recognized in the Company’s Consolidated Financial Statements are as follows:

	Year Ended December 31,
	2018	2017	2016
Financial instruments designated as hedging instruments (a)
Interest rate swaps	$(4)	$3	$4
Euro-denominated notes	24	(50)	14
Financial instruments not designated as hedging instruments (b)
Foreign exchange contracts (c)	31	(42)	42
Interest rate caps (d)	(3)	(1)	(2)
Commodity contracts (e)	—	(1)	—
Total	$48	$(91)	$58
__________

(a)	Recognized, net of tax, as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

(b)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.

(c)
For the year ended December 31, 2018, included a $19 million gain included in interest expense and a $12 million gain included in operating expenses. For the year ended December 31, 2017, included a $23 million loss included in interest expense and a $19 million loss included in operating expenses. For the year ended December 31, 2016, included a $68 million gain in interest expense and a $26 million loss included in operating expenses.

(d)	Primarily included in vehicle interest, net.

(e)	Included in operating expenses.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

	As of December 31, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$23	$23	$26	$26
Long-term debt	3,528	3,462	3,573	3,677

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$7,358	$7,383	$6,480	$6,537
Vehicle-backed debt	2,871	2,881	2,740	2,745
Interest rate swaps and interest rate caps (a)	3	3	1	1
___________

(a)	Derivatives in liability position.

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
Management evaluates the operating results of each of its reportable segments based upon revenue and “Adjusted EBITDA,” which the Company defines as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net charges for an unprecedented personal-injury legal matters, non-operational charges related to shareholder activist activity and income taxes. Net charges for unprecedented personal-injury legal matters are recorded within operating expenses in the Company’s Consolidated Statements of Operations. The Company has revised its definition of Adjusted EBITDA to exclude non-operational charges related to shareholder activist activity. Non-operational charges related to shareholder activist activity include third-party advisory, legal and other professional service fees and are recorded within selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. The Company did not revise prior years’ Adjusted EBITDA amounts because there were no costs similar in nature to these items. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended December 31, 2018

	Americas	International	Corporate and Other (a)	Total
Revenues	$6,186	$2,938	$—	$9,124
Vehicle depreciation and lease charges, net	1,568	611	—	2,179
Vehicle interest, net	252	62	—	314
Adjusted EBITDA	558	287	(64)	781
Non-vehicle depreciation and amortization	152	104	—	256
Assets exclusive of assets under vehicle programs	3,782	2,495	93	6,370
Assets under vehicle programs	9,670	3,109	—	12,779
Capital expenditures (excluding vehicles)	134	76	21	231
__________

(a)	Primarily represents unallocated corporate expenses and receivables from our former subsidiaries.

Year Ended December 31, 2017

	Americas	International	Corporate and Other (a)	Total
Revenues	$6,100	$2,748	$—	$8,848
Vehicle depreciation and lease charges, net	1,671	550	—	2,221
Vehicle interest, net	226	60	—	286
Adjusted EBITDA	486	305	(56)	735
Non-vehicle depreciation and amortization	168	91	—	259
Assets exclusive of assets under vehicle programs	3,388	2,353	79	5,820
Assets under vehicle programs	9,017	2,862	—	11,879
Capital expenditures (excluding vehicles)	122	62	13	197
__________

(a)	Primarily represents unallocated corporate expenses and receivables from our former subsidiaries.
Year Ended December 31, 2016

	Americas	International	Corporate and Other (a)	Total
Revenues	$6,121	$2,538	$—	$8,659
Vehicle depreciation and lease charges, net	1,559	488	—	2,047
Vehicle interest, net	226	58	—	284
Adjusted EBITDA	633	273	(68)	838
Non-vehicle depreciation and amortization	165	88	—	253
Assets exclusive of assets under vehicle programs	4,017	1,990	58	6,065
Assets under vehicle programs	9,210	2,368	—	11,578
Capital expenditures (excluding vehicles)	121	62	7	190
__________

(a)	Primarily represents unallocated corporate expenses and receivables from our former subsidiaries.
Provided below is a reconciliation of Adjusted EBITDA to income before income taxes.

	For the Year Ended December 31,
	2018	2017	2016
Adjusted EBITDA	$781	$735	$838
Less: Non-vehicle related depreciation and amortization (a)	256	259	253
Interest expense related to corporate debt, net	188	188	203
Early extinguishment of corporate debt	19	3	27
Restructuring and other related charges	22	63	29
Transaction-related costs, net	20	23	21
Non-operational charges related to shareholder activist activity (b)	9	—	—
Impairment	—	2	—
Charges for legal matter, net (c)	—	(14)	26
Income before income taxes	$267	$211	$279
__________

(a)	Includes amortization of intangible assets recognized in purchase accounting of $61 million in 2018, $58 million in 2017 and $59 million in 2016.

(b)	Reported within selling, general and administrative expenses in our Consolidated Statements of Operations.

(c)	Reported within operating expenses in our Consolidated Statements of Operations.

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
2018
Revenues	$5,708	$3,416	$9,124
Assets exclusive of assets under vehicle programs	3,494	2,876	6,370
Assets under vehicle programs	9,021	3,758	12,779
Net long-lived assets	1,476	1,177	2,653

2017
Revenues	$5,629	$3,219	$8,848
Assets exclusive of assets under vehicle programs	3,069	2,751	5,820
Assets under vehicle programs	8,192	3,687	11,879
Net long-lived assets	1,451	1,176	2,627

2016
Revenues	$5,674	$2,985	$8,659
Assets exclusive of assets under vehicle programs	3,699	2,366	6,065
Assets under vehicle programs	8,552	3,026	11,578
Net long-lived assets	1,489	1,073	2,562

20. Guarantor and Non-Guarantor Consolidating Financial Statements
The following consolidating financial information presents Consolidating Condensed Statements of Operations for the years ended December 31, 2018, 2017 and 2016, Consolidating Condensed Balance Sheets as of December 31, 2018 and December 31, 2017 and Consolidating Condensed Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the notes issued by the Subsidiary Issuers. See Note 12-Long-term Corporate Debt and Borrowing Arrangements for additional description of these guaranteed notes. The Senior Notes have separate investors than the equity investors of the Company and are guaranteed by the Parent and certain subsidiaries.
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

	As of December 31,
	2018		2017
	Non-Guarantor	Total	Non-Guarantor	Total
Cash and cash equivalents	$601	$615	$593	$611
Program cash	115	115	283	283
Restricted cash (a)	5	5	7	7
Total cash and cash equivalents, program and restricted cash	$721	$735	$883	$901
_________

(a)	Included within other current assets.

Consolidating Condensed Statements of Operations
For the Year Ended December 31, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$—	$5,431	$6,006	$(2,313)	$9,124

Expenses
Operating	4	7	2,668	1,960	—	4,639
Vehicle depreciation and lease charges, net	—	—	2,162	2,102	(2,085)	2,179
Selling, general and administrative	48	11	662	499	—	1,220
Vehicle interest, net	—	—	229	313	(228)	314
Non-vehicle related depreciation and amortization	—	1	145	110	—	256
Interest expense related to corporate debt, net:
Interest expense	—	153	3	32	—	188
Intercompany interest expense (income)	(12)	(11)	26	(3)	—	—
Early extinguishment of debt	—	19	—	—	—	19
Restructuring and other related charges	—	—	11	11	—	22
Transaction-related costs, net	—	1	4	15	—	20
Total expenses	40	181	5,910	5,039	(2,313)	8,857

Income (loss) before income taxes and equity in earnings of subsidiaries	(40)	(181)	(479)	967	—	267
Provision for (benefit from) income taxes	(10)	(48)	93	67	—	102
Equity in earnings of subsidiaries	195	328	900	—	(1,423)	—
Net income	$165	$195	$328	$900	$(1,423)	$165

Comprehensive income	$62	$92	$228	$806	$(1,126)	$62

For the Year Ended December 31, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$—	$5,312	$5,931	$(2,395)	$8,848

Expenses
Operating	3	20	2,598	1,851	—	4,472
Vehicle depreciation and lease charges, net	—	—	2,226	2,183	(2,188)	2,221
Selling, general and administrative	39	8	619	454	—	1,120
Vehicle interest, net	—	—	199	294	(207)	286
Non-vehicle related depreciation and amortization	—	1	160	98	—	259
Interest expense related to corporate debt, net:
Interest expense	—	157	1	30	—	188
Intercompany interest expense (income)	(12)	95	23	(106)	—	—
Early extinguishment of debt	—	4	—	(1)	—	3
Restructuring and other related charges	—	7	44	12	—	63
Transaction-related costs, net	—	1	3	19	—	23
Impairment	—	—	2	—	—	2
Total expenses	30	293	5,875	4,834	(2,395)	8,637

Income (loss) before income taxes and equity in earnings of subsidiaries	(30)	(293)	(563)	1,097	—	211
Provision for (benefit from) income taxes	(5)	267	(527)	115	—	(150)
Equity in earnings of subsidiaries	386	946	982	—	(2,314)	—
Net income	$361	$386	$946	$982	$(2,314)	$361

Comprehensive income	$491	$515	$1,073	$1,103	$(2,691)	$491

For the Year Ended December 31, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$—	$5,343	$5,510	$(2,194)	$8,659

Expenses
Operating	4	18	2,622	1,738	—	4,382
Vehicle depreciation and lease charges, net	—	—	1,993	2,045	(1,991)	2,047
Selling, general and administrative	38	18	631	447	—	1,134
Vehicle interest, net	—	—	198	289	(203)	284
Non-vehicle related depreciation and amortization	—	2	155	96	—	253
Interest expense related to corporate debt, net:
Interest expense	—	141	3	59	—	203
Intercompany interest expense (income)	(13)	(7)	23	(3)	—	—
Early extinguishment of debt	—	10	—	17	—	27
Restructuring and other related charges	—	—	9	20	—	29
Transaction-related costs, net	—	2	1	18	—	21
Total expenses	29	184	5,635	4,726	(2,194)	8,380

Income (loss) before income taxes and equity in earnings of subsidiaries	(29)	(184)	(292)	784	—	279
Provision for (benefit from) income taxes	(11)	(70)	123	74	—	116
Equity in earnings of subsidiaries	181	295	710	—	(1,186)	—
Net income	$163	$181	$295	$710	$(1,186)	$163

Comprehensive income	$156	$173	$283	$712	$(1,168)	$156

Consolidating Condensed Balance Sheets
As of December 31, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$1	$12	$1	$601	$—	$615
Receivables, net	—	—	239	716	—	955
Other current assets	5	112	116	371	—	604
Total current assets	6	124	356	1,688	—	2,174

Property and equipment, net	—	199	319	218	—	736
Deferred income taxes	13	1,015	207	66	—	1,301
Goodwill	—	—	471	621	—	1,092
Other intangibles, net	—	26	475	324	—	825
Other non-current assets	47	39	16	140	—	242
Intercompany receivables	159	404	2,104	1,262	(3,929)	—
Investment in subsidiaries	246	4,786	3,852	—	(8,884)	—
Total assets exclusive of assets under vehicle programs	471	6,593	7,800	4,319	(12,813)	6,370

Assets under vehicle programs:
Program cash	—	—	—	115	—	115
Vehicles, net	—	55	54	11,365	—	11,474
Receivables from vehicle manufacturers and other	—	2	—	629	—	631
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	559	—	559
	—	57	54	12,668	—	12,779
Total assets	$471	$6,650	$7,854	$16,987	$(12,813)	$19,149

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$16	$246	$582	$849	$—	$1,693
Short-term debt and current portion of long-term debt	—	18	3	2	—	23
Total current liabilities	16	264	585	851	—	1,716

Long-term debt	—	2,501	3	1,024	—	3,528
Other non-current liabilities	41	87	257	382	—	767
Intercompany payables	—	3,524	404	1	(3,929)	—
Total liabilities exclusive of liabilities under vehicle programs	57	6,376	1,249	2,258	(3,929)	6,011
Liabilities under vehicle programs:
Debt	—	28	49	2,797	—	2,874
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	7,358	—	7,358
Deferred income taxes	—	—	1,770	191	—	1,961
Other	—	—	—	531	—	531
	—	28	1,819	10,877	—	12,724
Total stockholders’ equity	414	246	4,786	3,852	(8,884)	414
Total liabilities and stockholders’ equity	$471	$6,650	$7,854	$16,987	$(12,813)	$19,149

As of December 31, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$4	$14	$—	$593	$—	$611
Receivables, net	—	—	255	667	—	922
Other current assets	4	89	101	339	—	533
Total current assets	8	103	356	1,599	—	2,066

Property and equipment, net	—	167	321	216	—	704
Deferred income taxes	14	704	154	59	—	931
Goodwill	—	—	471	602	—	1,073
Other intangibles, net	—	27	480	343	—	850
Other non-current assets	46	29	16	105	—	196
Intercompany receivables	187	382	1,506	824	(2,899)	—
Investment in subsidiaries	381	4,681	3,938	—	(9,000)	—
Total assets exclusive of assets under vehicle programs	636	6,093	7,242	3,748	(11,899)	5,820

Assets under vehicle programs:
Program cash	—	—	—	283	—	283
Vehicles, net	—	34	61	10,531	—	10,626
Receivables from vehicle manufacturers and other	—	1	—	546	—	547
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	423	—	423
	—	35	61	11,783	—	11,879
Total assets	$636	$6,128	$7,303	$15,531	$(11,899)	$17,699

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$23	$207	$552	$837	$—	$1,619
Short-term debt and current portion of long-term debt	—	17	3	6	—	26
Total current liabilities	23	224	555	843	—	1,645

Long-term debt	—	2,910	3	660	—	3,573
Other non-current liabilities	40	83	216	378	—	717
Intercompany payables	—	2,515	382	2	(2,899)	—
Total liabilities exclusive of liabilities under vehicle programs	63	5,732	1,156	1,883	(2,899)	5,935
Liabilities under vehicle programs:
Debt	—	15	57	2,669	—	2,741
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	6,480	—	6,480
Deferred income taxes	—	—	1,407	187	—	1,594
Other	—	—	2	374	—	376
	—	15	1,466	9,710	—	11,191
Total stockholders’ equity	573	381	4,681	3,938	(9,000)	573
Total liabilities and stockholders’ equity	$636	$6,128	$7,303	$15,531	$(11,899)	$17,699

Consolidating Condensed Statements of Cash Flows
For the Year Ended December 31, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$210	$235	$193	$2,380	$(409)	$2,609

Investing activities
Property and equipment additions	—	(64)	(88)	(79)	—	(231)
Proceeds received on asset sales	—	2	4	11	—	17
Net assets acquired (net of cash acquired)	—	(3)	(10)	(78)	—	(91)
Intercompany loan receipts (advances)	—	—	—	(404)	404	—
Other, net	—	(8)	—	(36)	—	(44)
Net cash provided by (used in) investing activities exclusive of vehicle programs	—	(73)	(94)	(586)	404	(349)

Vehicle programs:
Investment in vehicles	—	(2)	(1)	(12,586)	—	(12,589)
Proceeds received on disposition of vehicles	—	42	—	9,606	—	9,648
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC — related party	—	—	—	(188)	—	(188)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC — related party	—	—	—	52	—	52
	—	40	(1)	(3,116)	—	(3,077)
Net cash provided by (used in) investing activities	—	(33)	(95)	(3,702)	404	(3,426)

Financing activities
Proceeds from long-term borrowings	—	81	—	404	—	485
Payments on long-term borrowings	—	(510)	(3)	(2)	—	(515)
Net change in short-term borrowings	—	—	—	(4)	—	(4)
Debt financing fees	—	(9)	—	(6)	—	(15)
Repurchases of common stock	(216)	—	—	—	—	(216)
Intercompany loan borrowings (payments)	—	404	—	—	(404)	—
Other, net	3	(167)	(85)	(157)	409	3
Net cash provided by (used in) financing activities exclusive of vehicle programs	(213)	(201)	(88)	235	5	(262)

Vehicle programs:
Proceeds from borrowings	—	—	—	17,339	—	17,339
Payments on borrowings	—	(3)	(9)	(16,373)	—	(16,385)
Debt financing fees	—	—	—	(25)	—	(25)
	—	(3)	(9)	941	—	929
Net cash provided by (used in) financing activities	(213)	(204)	(97)	1,176	5	667
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	—	—	—	(16)	—	(16)
Net increase in cash and cash equivalents, program and restricted cash	(3)	(2)	1	(162)	—	(166)
Cash and cash equivalents, program and restricted cash, beginning of period	4	14	—	883	—	901
Cash and cash equivalents, program and restricted cash, end of period	$1	$12	$1	$721	$—	$735

For the Year Ended December 31, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$110	$(89)	$97	$2,697	$(167)	$2,648

Investing activities
Property and equipment additions	—	(49)	(81)	(67)	—	(197)
Proceeds received on asset sales	—	1	—	7	—	8
Net assets acquired (net of cash acquired)	—	(1)	(5)	(15)	—	(21)
Intercompany loan receipts (advances)	—	—	—	(264)	264	—
Other, net	100	110	110	5	(320)	5
Net cash provided by (used in) investing activities exclusive of vehicle programs	100	61	24	(334)	(56)	(205)

Vehicle programs:
Investment in vehicles	—	(1)	—	(11,537)	—	(11,538)
Proceeds received on disposition of vehicles	—	46	—	9,554	—	9,600
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC- related party	—	—	—	(61)	—	(61)
	—	45	—	(2,044)	—	(1,999)
Net cash provided by (used in) investing activities	100	106	24	(2,378)	(56)	(2,204)

Financing activities
Proceeds from long-term borrowings	—	325	—	264	—	589
Payments on long-term borrowings	—	(406)	(2)	(194)	—	(602)
Net change in short-term borrowings	—	—	—	(4)	—	(4)
Debt financing fees	—	(5)	—	(4)	—	(9)
Repurchases of common stock	(210)	—	—	—	—	(210)
Intercompany loan borrowings (payments)	—	264	—	—	(264)	—
Other, net	1	(192)	(110)	(185)	487	1
Net cash provided by (used in) financing activities exclusive of vehicle programs	(209)	(14)	(112)	(123)	223	(235)

Vehicle programs:
Proceeds from borrowings	—	—	—	17,212	—	17,212
Payments on borrowings	—	(1)	(9)	(17,259)	—	(17,269)
Debt financing fees	—	—	—	(16)	—	(16)
	—	(1)	(9)	(63)	—	(73)
Net cash provided by (used in) financing activities	(209)	(15)	(121)	(186)	223	(308)
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	—	—	—	45	—	45
Net increase (decrease) in cash and cash equivalents, program and restricted cash	1	2	—	178	—	181
Cash and cash equivalents, program and restricted cash, beginning of period	3	12	—	705	—	720
Cash and cash equivalents, program and restricted cash, end of period	$4	$14	$—	$883	$—	$901

For the Year Ended December 31, 2016

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$279	$(10)	$80	$2,633	$(342)	$2,640

Investing activities
Property and equipment additions	—	(32)	(89)	(69)	—	(190)
Proceeds received on asset sales	—	7	4	8	—	19
Net assets acquired (net of cash acquired)	—	—	(4)	(51)	—	(55)
Intercompany loan receipts (advances)	—	—	28	(316)	288	—
Other, net	118	(1)	—	2	(118)	1
Net cash provided by (used in) investing activities exclusive of vehicle programs	118	(26)	(61)	(426)	170	(225)

Vehicle programs:
Investment in vehicles	—	(9)	(4)	(12,448)	—	(12,461)
Proceeds received on disposition of vehicles	—	31	—	10,473	—	10,504
	—	22	(4)	(1,975)	—	(1,957)
Net cash provided by (used in) investing activities	118	(4)	(65)	(2,401)	170	(2,182)

Financing activities
Proceeds from long-term borrowings	—	557	—	337	—	894
Payments on long-term borrowings	—	(525)	(5)	(317)	—	(847)
Net change in short-term borrowings	—	—	—	4	—	4
Debt financing fees	—	(15)	—	(5)	—	(20)
Repurchases of common stock	(398)	—	—	—	—	(398)
Intercompany loan borrowings (payments)	—	316	—	(28)	(288)	—
Other, net	—	(385)	—	(75)	460	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(398)	(52)	(5)	(84)	172	(367)

Vehicle programs:
Proceeds from borrowings	—	8	—	15,761	—	15,769
Payments on borrowings	—	—	(9)	(15,817)	—	(15,826)
Debt financing fees	—	—	(1)	(24)	—	(25)
	—	8	(10)	(80)	—	(82)
Net cash provided by (used in) financing activities	(398)	(44)	(15)	(164)	172	(449)
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	—	—	—	(6)	—	(6)
Net increase (decrease) in cash and cash equivalents, program and restricted cash	(1)	(58)	—	62	—	3
Cash and cash equivalents, program and restricted cash, beginning of period	4	70	—	643	—	717
Cash and cash equivalents, program and restricted cash, end of period	$3	$12	$—	$705	$—	$720

21. Selected Quarterly Financial Data—(unaudited)
Provided below are selected unaudited quarterly financial data for 2018 and 2017.
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

	2018
	First	Second	Third (a)	Fourth
Revenues	$1,968	$2,328	$2,778	$2,050
Net income (loss)	(87)	26	213	13

Per share information:
Basic
Net income (loss)	$(1.08)	$0.33	$2.71	$0.16
Weighted average shares	81.0	80.7	78.8	76.9

Diluted
Net income (loss)	$(1.08)	$0.32	$2.68	$0.16
Weighted average shares	81.0	81.5	79.5	77.6

	2017
	First	Second	Third	Fourth (a)
Revenues	$1,839	$2,238	$2,752	$2,019
Net income (loss)	(107)	3	245	220

Per share information:
Basic
Net income (loss)	$(1.25)	$0.04	$2.96	$2.70
Weighted average shares	85.7	84.0	82.6	81.3

Diluted
Net income (loss)	$(1.25)	$0.04	$2.91	$2.65
Weighted average shares	85.7	85.2	84.0	82.7
__________

(a)
Net income for fourth quarter 2017 included provisional amounts for the Tax Act of (i) a tax benefit of $317 million resulting from the remeasurement of net deferred income tax liabilities as a result of the reduced corporate tax rate and (ii) a tax provision of $104 million for the one-time transition tax on the deemed repatriation of cumulative foreign subsidiary earnings. Net income for the third quarter 2018 included additional tax expense of $30 million resulting from the completion of the accounting for the effects of the Tax Act for the one-time transition tax on the deemed repatriation of cumulative foreign subsidiary earnings.

22. Subsequent Event

In February 2019, the Company’s Avis Budget Rental Car Funding subsidiary issued approximately $600 million in asset-backed notes with an expected final payment date of March 2022 incurring interest at a weighted average rate of approximately 4%.

*****

Schedule II – Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period	Expense (Benefit)	Other Adjustments	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31,
2018 (a)	$36	$34	$(2)	$(29)	$39
2017 (a)	38	29	3	(34)	36
2016 (a)	34	27	(2)	(21)	38

Tax Valuation Allowance:
Year Ended December 31,
2018 (a)	$331	$(3)	$(17)	$—	$311
2017 (a)	357	—	13	(39)	331
2016 (a)	351	17	3	(14)	357
__________

(a)	Other adjustments relate to currency translation adjustments.

G-1

EXHIBIT NO.	DESCRIPTION
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
3.3
Certificate of Designations of Series S Preferred Stock of Avis Budget Group, Inc., as filed with the Secretary of State of the State of Delaware on January 16, 2018 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated January 16, 2018).

3.4
Certificate of Elimination of Series S Preferred Stock of Avis Budget Group Inc., dated April 16, 2018 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 16, 2018).

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

4.4	Form of 5.25% Senior Notes Due 2025 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 17, 2015).
4.5
Indenture dated as of March 29, 2016 for the 6.375% Senior Notes due 2024, among Avis Budget Car Rental LLC and Avis Budget Finance, Inc. as Issuers the Guarantors from time to time parties thereto and Deutsche Bank Trust Company Americas as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, dated May 4, 2016).

4.6
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

4.7	Form of 4.125% Senior Notes due 2024 (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, dated November 3, 2016).
4.8
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

4.9	Form of 4.50% Senior Notes Due 2025 (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, dated May 4, 2017).
4.10
Indenture dated as of October 4, 2018 among Avis Budget Finance, plc, as Issuer, the Guarantors from time to time parties thereto, Deutsche Bank Trust Company Americas, as Trustee, Deutsche Bank AG, London Branch, as Paying Agent and Deutsche Bank Luxembourg S.A., as Registrar (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 dated November 6, 2018).

4.11	Form of 4.75% Senior Notes Due 2026 (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, dated November 6, 2018).
4.12
Rights Agreement, dated as of January 14, 2018, between Avis Budget Group, Inc. and Computershare Trust Company, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 16, 2018).

4.13
Amendment No. 1, dated April 16, 2018, to the Rights Agreement, dated as of January 14, 2018, between Avis Budget Group, Inc. and Computershare Trust Company, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 16, 2018).

10.1
Employment Agreement between Avis Budget Group, Inc. and Larry D. De Shon dated as of September 15, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 18, 2015).†

10.2
Separation and Consulting Agreement, dated May 23, 2018, between Ronald L. Nelson and Avis Budget Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 24, 2018).†

10.3
Agreement between Avis Budget Group, Inc. and Mark J. Servodidio (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, dated February 24, 2016).†

10.4
Agreement between Avis Budget Group, Inc. and Joseph Ferraro (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, dated February 24, 2016).†

10.5
Employment Letter, between Martyn Smith and Avis Budget Group, Inc. dated as of June 6, 2017,(Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 8, 2017).†

10.6	Agreement between Avis Budget Group, Inc. and Michael Tucker.†
10.7
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

10.12	Form of Award Agreement - Restricted Stock Units.†
10.13	Form of Award Agreement - Performance Based Restricted Stock Units.†
10.14	Form of Non-Employee Director Award Agreement - Restricted Stock Units.†
10.15	Form of Avis Budget Group, Inc. Severance Agreement.†
10.16	Avis Budget Group, Inc. Non-Employee Directors Deferred Compensation Plan, amended and restated as of January 1, 2019.†
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

10.19	Amended Retirement Equalization Benefit Plan (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated February 29, 2008).†
10.20	Avis Rent A Car System, LLC Pension Plan.†
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

10.32
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

10.37a)
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

10.38c)
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

10.42
Third Amended and Restated Series 2010-6 Supplement, dated as of August 16, 2018, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the Funding Agents and APA Banks named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2010-6 Agent.

10.43
Amended and Restated Series 2015-3 Supplement, dated as of August 16, 2018, between Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the Funding Agents and APA Banks named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2015-3 Agent.

10.44
Amended and Restated Series 2013-2 Supplement, dated as of February 12, 2014, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2013-2 Agent (Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10- K for the year ended December 31, 2013, dated February 20, 2014).

10.45
Series 2014-1 Supplement, dated as of February 12, 2014, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2014-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 18, 2014).

10.46
Series 2014-2 Supplement, dated as of July 24, 2014, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2014-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 24, 2014).

10.47
Series 2015-1 Supplement, dated as of January 29, 2015, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2015-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2015).

10.48
Series 2015-2 Supplement, dated as of May 27, 2015, between Avis Budget Rental Car Funding (AESOP) LLC and the Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2015-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 29, 2015).

10.49
Series 2016-1 Supplement, dated as of March 30, 2016, between Avis Budget Rental Car Funding (AESOP) LLC and the Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2016-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 5, 2016).

10.50
Series 2016-2 Supplement, dated as of June 1, 2016, between Avis Budget Rental Car Funding (AESOP) LLC and the Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2016-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2016).

10.51
Series 2017-1 Supplement, dated as of March 15, 2017, between Avis Budget Rental Car Funding (AESOP) LLC and the Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2017-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2017).

10.52
Series 2017-2 Supplement, dated as of December 13, 2017, between Avis Budget Rental Car Funding (AESOP) LLC and the Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2017-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2017).

10.53
Series 2018-1 Supplement, dated as of April 30, 2018, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2018-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 4, 2018).

10.54
Series 2018-2 Supplement, dated as of October 25, 2018, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2018-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 30, 2018).

10.55
Fifth Amended and Restated Credit Agreement dated as of February 13, 2018, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, Avis Budget Group, Inc., the Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, Citibank, N.A., Bank of America, N.A., Barclays Bank plc and Credit Agricole Corporate and Investment Bank, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 16, 2018).

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

10.58
Registration Rights Agreement, dated as of April 3, 2013, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., the guarantors parties thereto, Barclays Capital Inc., and the other initial purchasers parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 8, 2013).

10.59
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

10.60
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

10.61
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

10.62
Amended and Restated Framework Agreement dated May 21, 2014 among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, Deutsche Bank AG, London Branch, Caceis Bank France, FCT CarFin, Eurotitrisation, the Senior Noteholders named therein and certain other entities named therein (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, dated August 5, 2014).††

10.63
Master Definitions Agreement dated March 5, 2013, among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate and Investment Bank, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, Deutsche Bank AG, London Branch, the Senior Noteholders named therein and certain other entities named therein (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, dated August 5, 2014).††

10.64
Fourth Master Amendment and Restatement Deed, by and among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate And Investment Bank, the Opcos, Servicers, Lessees and Fleetcos listed therein, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, the Account Banks listed therein, Deutsche Bank Ag, London Branch, the Senior Noteholders listed therein, Structured Finance Management (Ireland) Limited, CarFin Finance Holdings Limited, Intertrust (Netherlands) B.V. And Vistra B.V., Credit Agricole Corporate And Investment Bank, FCT CarFin, Caceis Bank France, Caceis Corporate Trust, Deutsche Bank Luxembourg S.A. and Fiserv Automotive Solutions, Inc., dated December 15, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2014).††

10.65
Seventh Master Amendment and Restatement Deed, by and among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate And Investment Bank, the Opcos, Servicers, Lessees and Fleetcos listed therein, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, the Account Banks listed therein, Deutsche Bank Ag, London Branch, the Senior Noteholders and certain other entities named therein, dated January 22, 2016 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated April 21, 2016).††

10.66
Ninth Master Amendment and Restatement Deed, by and among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate And Investment Bank, the Opcos, Servicers, Lessees and Fleetcos listed therein, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, the Account Banks listed therein, Deutsche Bank Ag, London Branch, the Senior Noteholders and certain other entities named therein, dated May 16, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2017).††

10.67
Tenth Master Amendment and Restatement Deed, by and among CarFin Finance International, DAC, Credit Agricole Corporate and Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate and Investment Bank, the Opcos, Servicers, Lessees and FleetCos listed herein. Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, the Account Banks listed therein, Deutsche Bank Ag. London Branch, the Senior Noteholders and certain other entities named therein, dated May 30, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 5, 2018).††

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