Form 10-Q
period 2019-03-31
AVIS BUDGET GROUP, INC.
filed 2019-05-02
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01	CAR	The NASDAQ Global Select Market

The number of shares outstanding of the issuer’s common stock was 75,912,038 shares as of April 30, 2019.

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

We operate in a continuously changing business environment and new risk factors emerge from time to time. New risk factors, factors beyond our control, or changes in the impact of identified risk factors may cause actual results to differ materially from those set forth in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Other factors and assumptions not identified above, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and other portions of our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2019 (the “2018 Form 10-K”), could cause actual results to differ materially from those projected in any forward-looking statements.

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
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues	$1,920	$1,968

Expenses
Operating	1,071	1,092
Vehicle depreciation and lease charges, net	485	515
Selling, general and administrative	284	296
Vehicle interest, net	81	72
Non-vehicle related depreciation and amortization	67	61
Interest expense related to corporate debt, net:
Interest expense	42	46
Early extinguishment of debt	—	5
Restructuring and other related charges	21	6
Transaction-related costs, net	5	4
Total expenses	2,056	2,097

Loss before income taxes	(136)	(129)
Benefit from income taxes	(45)	(42)

Net loss	$(91)	$(87)

Comprehensive loss	$(96)	$(79)

Loss per share
Basic	$(1.20)	$(1.08)
Diluted	$(1.20)	$(1.08)
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$540	$615
Receivables, net	915	955
Other current assets	682	604
Total current assets	2,137	2,174

Property and equipment, net	737	736
Operating lease right-of-use assets	2,506	—
Deferred income taxes	1,389	1,301
Goodwill	1,086	1,092
Other intangibles, net	809	825
Other non-current assets	258	242
Total assets exclusive of assets under vehicle programs	8,922	6,370

Assets under vehicle programs:
Program cash	131	115
Vehicles, net	12,585	11,474
Receivables from vehicle manufacturers and other	627	631
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	637	559
	13,980	12,779
Total assets	$22,902	$19,149

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$2,235	$1,693
Short-term debt and current portion of long-term debt	23	23
Total current liabilities	2,258	1,716

Long-term debt	3,501	3,528
Long-term operating lease liabilities	2,046	—
Other non-current liabilities	739	767
Total liabilities exclusive of liabilities under vehicle programs	8,544	6,011

Liabilities under vehicle programs:
Debt	2,665	2,874
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	8,540	7,358
Deferred income taxes	1,995	1,961
Other	834	531
	14,034	12,724
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, respectively	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, respectively	1	1
Additional paid-in capital	6,737	6,771
Accumulated deficit	(1,178)	(1,091)
Accumulated other comprehensive loss	(137)	(133)
Treasury stock, at cost—61 shares, respectively	(5,099)	(5,134)
Total stockholders’ equity	324	414
Total liabilities and stockholders’ equity	$22,902	$19,149
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(91)	$(87)
Adjustments to reconcile net loss to net cash provided by operating activities:
Vehicle depreciation	436	460
Amortization of right-of-use assets	215	—
(Gain) loss on sale of vehicles, net	(8)	(1)
Non-vehicle related depreciation and amortization	67	61
Stock-based compensation	5	5
Amortization of debt financing fees	8	8
Early extinguishment of debt costs	—	5
Net change in assets and liabilities:
Receivables	2	16
Income taxes and deferred income taxes	(51)	(44)
Accounts payable and other current liabilities	97	109
Operating lease liabilities	(216)	—
Other, net	(24)	(29)
Net cash provided by operating activities	440	503

Investing activities
Property and equipment additions	(57)	(57)
Proceeds received on asset sales	2	4
Net assets acquired (net of cash acquired)	(5)	(10)
Other, net	(3)	(19)
Net cash used in investing activities exclusive of vehicle programs	(63)	(82)

Vehicle programs:
Investment in vehicles	(4,376)	(4,226)
Proceeds received on disposition of vehicles	3,083	2,572
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(78)	—
	(1,371)	(1,654)
Net cash used in investing activities	(1,434)	(1,736)

Avis Budget Group, Inc. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued) (In millions) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Financing activities
Proceeds from long-term borrowings	—	81
Payments on long-term borrowings	(5)	(89)
Net change in short-term borrowings	—	(1)
Repurchases of common stock	(4)	(14)
Debt financing fees	—	(8)
Other, net	—	1
Net cash used in financing activities exclusive of vehicle programs	(9)	(30)

Vehicle programs:
Proceeds from borrowings	5,989	5,100
Payments on borrowings	(5,038)	(4,045)
Debt financing fees	(5)	(1)
	946	1,054
Net cash provided by financing activities	937	1,024

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(2)	9

Net decrease in cash and cash equivalents, program and restricted cash	(59)	(200)
Cash and cash equivalents, program and restricted cash, beginning of period	735	901
Cash and cash equivalents, program and restricted cash, end of period	$676	$701
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	137.1	$1	$6,771	$(1,091)	$(133)	(61.5)	$(5,134)	$414

Cumulative effect of accounting change	—	—	—	4	1	—	—	5

Comprehensive loss:
Net loss	—	—	—	(91)	—	—	—
Other comprehensive loss	—	—	—	—	(5)	—	—

Total comprehensive loss								(96)

Net activity related to restricted stock units	—	—	(29)	—	—	0.3	30	1
Exercise of stock options	—	—	(5)	—	—	0.1	5	—

Balance at March 31, 2019	137.1	$1	$6,737	$(1,178)	$(137)	(61.1)	$(5,099)	$324

Balance at December 31, 2017	137.1	$1	$6,820	$(1,222)	$(24)	(56.3)	$(5,002)	$573

Cumulative effect of accounting change	—	—	—	(35)	(6)	—	—	(41)

Comprehensive loss:
Net loss	—	—	—	(87)	—	—	—
Other comprehensive income	—	—	—	—	8	—	—

Total comprehensive loss								(79)

Net activity related to restricted stock units	—	—	(27)	—	—	0.2	27	—
Exercise of stock options	—	—	(13)	—	—	0.2	15	2

Balance at March 31, 2018	137.1	$1	$6,780	$(1,344)	$(22)	(55.9)	$(4,960)	$455
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

The operating results of acquired businesses are included in the accompanying Consolidated Condensed Financial Statements from the dates of acquisition. The fair value of the assets acquired and liabilities assumed in connection with the Company’s 2018 acquisitions of Turiscar Group, Morini S.p.A and various licensees in Europe and North America have not yet been finalized; however, there have been no significant changes to the preliminary allocation of the purchase price during the three months ended March 31, 2019.

In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2018 Form 10-K.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are fully described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for fiscal year 2018.

Cash and cash equivalents, Program cash and Restricted cash. The following table provides a detail of cash and cash equivalents, program and restricted cash reported within the Consolidated Condensed Balance Sheets to the amounts shown in the Consolidated Condensed Statements of Cash Flows.

	As of March 31,
	2019	2018
Cash and cash equivalents	$540	$544
Program cash	131	147
Restricted cash (a)	5	10
Total cash and cash equivalents, program and restricted cash	$676	$701
________

(a)	Included within other current assets.

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

Currency Transactions. The Company records the gain or loss on foreign-currency transactions on certain intercompany loans and the gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three months ended March 31, 2019 and 2018, the Company recorded a gain of $5 million and $1 million, respectively, related to such items.

Divestitures. During 2018, the Company, entered into a definitive stock purchase agreement “Purchase Agreement” to sell the Company’s 50% equity method investment in Anji Car Rental & Leasing Company Limited (“Anji”), located in China, to Shanghai Automotive Industry Sales Company, Ltd., a 50% owner of Anji. Anji’s operations are reported within the Company’s International segment. The sale closed in the second quarter of 2019 upon receiving clearance from applicable regulatory authorities in China (see Note 18 - Subsequent Events). As of March 31, 2019 and December 31, 2018, the carrying value of the Company’s 50% equity method investment in Anji was $24 million and $25 million, respectively, and is recorded as assets held for sale, which is included in other non-current assets on the Consolidated Condensed Balance Sheets.

Other Investments. In March 2018, the Company made an initial equity investment of $20 million in its licensee in Greece (“Greece”), for a 20% ownership stake. In June 2018, the Company purchased an additional 20% ownership stake for $19 million, including an acceleration premium. The Company’s equity investment is recorded within other non-current assets. The Company’s share of Greece’s results are reported within operating expenses and were not material for the three months ended March 31, 2019 and 2018.

Nonmarketable Equity Securities. As of March 31, 2019 and December 31, 2018, the Company’s carrying amount of nonmarketable equity securities was $20 million and $8 million, respectively, and are recorded within other non-current assets. During the three months ended March 31, 2019, the Company recorded a $12 million favorable adjustment to the carrying amount of nonmarketable equity securities within operating expenses. No adjustments were made to the carrying amount during the three months ended March 31, 2018.

Revenues. From January 1, 2018 through December 31, 2018, the Company’s revenues were recognized in accordance with ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Effective January 1, 2019, revenues are recognized under ASU 2016-02, “Leases (Topic 842)” with the exception of royalty fee revenue derived from the Company’s licensees and revenue related to the Company’s customer loyalty program, which was approximately $30 million during the three months ended March 31, 2019. The following table presents the Company’s revenues disaggregated by geography.

	Three Months Ended March 31,
	2019	2018
Americas	$1,327	$1,348
Europe, Middle East and Africa	433	447
Asia and Australasia	160	173
Total revenues	$1,920	$1,968

The following table presents the Company’s revenues disaggregated by brand.

	Three Months Ended March 31,
	2019	2018
Avis	$1,100	$1,145
Budget	651	642
Other	169	181
Total revenues	$1,920	$1,968
________
Other includes Zipcar and other operating brands.

Deferred Revenue. The following table presents changes in deferred revenue associated with the Company’s customer loyalty program.

	Three Months Ended March 31,
	2019	2018
Balance, January 1	$64	$69
Revenue deferred	5	7
Revenue recognized	(6)	(4)
Balance, March 31	$63	$72
_______
At March 31, 2019 and 2018, $18 million was included in accounts payable and other current liabilities, in each period, and $45 million and $54 million, respectively, in other non-current liabilities. Non-current amounts are expected to be recognized as revenue within two to three years.

At January 1, 2018, the Company’s prepaid rentals and membership fees related to its car sharing business were $125 million. During the three months ended March 31, 2018, additional revenues of $412 million were deferred and revenues of $359 million were recognized. At March 31, 2018, the ending prepaid rentals and car sharing membership fees were $178 million, of which $176 million was included in accounts payable and other current liabilities and $2 million was included in other non-current liabilities.

Adoption of New Accounting Pronouncements

Nonemployee Share-Based Payment Accounting

On January 1, 2019, as a result of a new accounting pronouncement, the Company adopted Accounting Standards Update (“ASU”) 2018-02, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. The adoption of this accounting pronouncement did not have an impact on the Company's Consolidated Condensed Financial Statements.

Accounting for Hedging Activities

On January 1, 2019, as the result of a new accounting pronouncement, the Company adopted ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which amends the existing guidance to allow companies to more accurately present the economic results of an entity’s risk management activities in the financial statements. The adoption of this standard did not have a material impact on the Company’s Consolidated Condensed Financial Statements.

Leases

On January 1, 2019, as the result of a new accounting pronouncement, the Company adopted Topic 842 along with related updates, which require a lessee to recognize all long-term leases on its balance sheet as a liability for its lease obligation, measured at the present value of lease payments not yet paid, and a corresponding asset representing its right to use the underlying asset over the lease term and expands disclosure of key information about leasing arrangements. Topic 842 does not significantly change a lessee’s recognition, measurement and presentation of expenses and cash flows. Additionally, Topic 842 aligns key aspects of lessor accounting with the revenue recognition guidance in Topic 606.

The Company elected available practical expedients for existing or expired contracts of lessees and lessors wherein the Company is not required to reassess whether such contracts contain leases, the lease classification or the initial direct costs. The Company is not utilizing the practical expedient which allows the use of hindsight by lessees and lessors in determining the lease term and in assessing impairment of its right-of-use (“ROU”) assets. Additionally, the Company elected as accounting policies to not recognize ROU assets or lease liabilities for short-term leases (i.e. those with a term of 12 months or less at lease commencement) and, by class of underlying asset, to combine lease and nonlease components in the contract. The Company utilized the transition method allowing entities to only apply the new lease standard in the year of adoption.

Lessor
The Company has determined that revenues derived by providing vehicle rentals and other related products and mobility services to customers are within the scope of the accounting guidance contained in Topic 842 with the exception of royalty fee revenue derived from the Company’s licensees and revenue related to the Company’s customer loyalty program. The Company’s rental related revenues have been accounted for under the revenue accounting standard Topic 606, until the adoption of Topic 842.

The Company excludes from the measurement of its lease revenues any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer. As a result, lease revenues exclude such taxes collected. Fees collected from customers for which the Company is the primary obligor such as airport concessions and vehicle licensing are recorded within revenues and corresponding remittances of these fees by the Company are recorded within operating expenses.

Lessee
The Company determines if an arrangement is a lease at inception. Operating leases, other than those associated with the Company’s vehicle rental programs, are included in operating lease ROU assets, accounts payable and other current liabilities, and long-term operating lease liabilities in the Company’s Consolidated Condensed Balance Sheets. Finance leases, other than those associated with the Company’s vehicle rental programs, are included in property and equipment, net, short-term debt and current portion of long-term debt, and long-term debt in the Company’s Consolidated Condensed Balance Sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. The operating lease ROU assets are reduced by any lease incentives. The Company’s lease terms may include options to extend or terminate the lease, which are included in the calculation of ROU assets when it is reasonably certain that the Company will exercise those options. Lease expense for lease payments is usually recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components, which are generally not accounted for separately. Additionally, for certain leases, the Company applies a portfolio approach to account for the operating lease ROU assets and liabilities as the leases are similar in nature and have nearly identical contract provisions.

Adoption of this standard resulted in most of the Company’s operating lease commitments being recognized as operating lease liabilities and right-of-use assets, which increased total assets and total liabilities by approximately $2,811 million related to property operating leases and $183 million related to vehicle operating leases. The Company recorded a beginning accumulated deficit adjustment of $5 million, net of tax, related to the adoption of this standard.

Recently Issued Accounting Pronouncements

Intangibles—Goodwill and Other—Internal—Use Software

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15 “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement That Is a Service Contract”, which provides guidance for determining when the arrangement includes a software license. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal use software license). The amendments in this update also require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, to present the expense in the same line in its statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in its statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in its balance sheet in the same line that a prepayment for the fees of the associated hosting arrangement would be presented. ASU 2018-15 becomes effective for the Company on January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of adopting this accounting pronouncement on its Consolidated Condensed Financial Statements.

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

2.	Leases

Lessor

For periods after January 1, 2019, the Company combines all lease and nonlease components of its vehicle rental contracts for which the timing and pattern of transfer are the same and the lease component meets the classification of an operating lease, and accounts for them in accordance with Topic 842. The Company derives revenues primarily by providing vehicle rentals and other related products and mobility services to commercial and leisure customers. Other related products and mobility services include sales of collision and loss damage waivers under which a customer is relieved from financial responsibility arising from vehicle damage incurred during the rental; products and services for driving convenience such as fuel service options, chauffeur drive services, roadside safety net, electronic toll collection, tablet rentals, access to satellite radio, portable navigation units and child safety seat rentals; and rentals of other supplemental items including automobile towing equipment and other moving accessories and supplies. The Company also receives payment from customers for certain operating expenses that it incurs, including airport concession fees that are paid by the Company in exchange for the right to operate at airports and other locations, as well as vehicle licensing fees. Vehicle rentals and other related products and mobility services are recognized evenly over the period of rental, which is on average four days. In addition, the Company collects membership leasing fees in connection with its car sharing business. Membership leasing fees are generally nonrefundable, are deferred and recognized ratably over the period of membership.

The following table presents the Company’s lease revenues disaggregated by geography.

Three Months Ended March 31, 2019
Americas	$1,319
Europe, Middle East and Africa	414
Asia and Australasia	157
Total lease revenues	$1,890

The following table presents the Company’s lease revenues disaggregated by brand.

Three Months Ended March 31, 2019
Avis	$1,083
Budget	640
Other	167
Total lease revenues	$1,890
________
Other includes Zipcar and other operating brands.

Lessee

The Company has operating and finance leases for rental locations, corporate offices, vehicle rental fleet and equipment. Many of the Company’s operating leases for rental locations contain concession agreements with various airport authorities that allow the Company to conduct its vehicle rental operations on site. In general, concession fees for airport locations are based on a percentage of total commissionable revenue (as defined by each airport authority), some of which are subject to minimum annual guaranteed amounts. Concession fees other than minimum annual guaranteed amounts are not included in the measurement of operating lease ROU assets and operating lease liabilities, and are recorded as variable lease expense as incurred. The Company’s operating leases for rental locations often also require the Company to pay or reimburse operating expenses.

The Company leases a portion of its vehicles under operating leases, some of which extend through 2025. As of March 31, 2019, the Company has guaranteed up to $292 million of residual values for these vehicles at the end of their respective lease terms. The Company believes that, based on current market conditions, the net proceeds from the sale of these vehicles at the end of their lease terms will equal or exceed their net book values and therefore has not recorded a liability related to guaranteed residual values.

The components of lease expense are as follows:

Three Months Ended March 31, 2019
Property leases (a)
Operating lease expense	$177
Variable lease expense	51
Total property lease expense	$228

Vehicle leases
Finance lease expense:
Amortization of ROU assets (b)	$11
Interest on lease liabilities (c)	1
Operating lease expense (b)	57
Total vehicle lease expense	$69
__________

(a)	Primarily included in operating expense.

(b)	Included in vehicle depreciation and lease charges, net.

(c)	Included in vehicle interest, net.

Supplemental balance sheet information related to leases is as follows:

As of March 31, 2019
Property leases
Operating lease ROU assets	$2,506

Short-term operating lease liabilities (a)	$474
Long-term operating lease liabilities	2,046
Operating lease liabilities	$2,520

Weighted average remaining lease term	9.5 years
Weighted average discount rate	4.58%

Vehicle leases
Finance
Finance lease ROU assets, gross	$282
Accumulated amortization	(50)
Finance lease ROU assets, net (b)	$232

Short-term vehicle finance lease liabilities	$82
Long-term vehicle finance lease liabilities	117
Vehicle finance lease liabilities (c)	$199

Weighted average remaining lease term	1.8 years
Weighted average discount rate	1.40%

Operating
Vehicle operating lease ROU assets (d)	$147

Short-term vehicle operating lease liabilities	$82
Long-term vehicle operating lease liabilities	65
Vehicle operating lease liabilities (e)	$147

Weighted average remaining lease term	2.8 years
Weighted average discount rate	3.09%

Other leases
Finance property and equipment lease ROU assets, gross	$25
Accumulated amortization	(2)
Finance property and equipment lease ROU assets, net (f)	$23

Short-term finance lease liabilities (g)	$8
Long-term finance lease liabilities (h)	15
Finance lease liabilities	$23

Weighted average remaining lease term	4.0 years
Weighted average discount rate	5.86%
_________

(a)	Included in Accounts payable and other current liabilities.

(b)	Included in Vehicles, net within Assets under vehicle programs.

(c)	Included in Debt within Liabilities under vehicle programs.

(d)	Included in Receivables from vehicle manufacturers and other within Assets under vehicle programs.

(e)	Included in Other within Liabilities under vehicle programs.

(f)	Included in Property and equipment, net.

(g)	Included in Short-term debt and current portion of long-term debt.

(h)	Included in Long-term debt.

Supplemental cash flow information related to leases is as follows:

Three Months Ended March 31, 2019
Cash payments for lease liabilities within operating activities:
Property operating leases	$189
Vehicle operating leases	27
Vehicle finance leases	1
Cash payments for lease liabilities within financing activities:
Vehicle finance leases	38
Non-cash activities - increase (decrease) in ROU assets in exchange for lease liabilities:
Property operating leases (a)	(113)
Vehicle operating leases (a)	(8)
Vehicle finance leases	35
_________

(a)	ROU assets obtained in exchange for lease liabilities from initial recognition.

Maturities of lease liabilities as of March 31, 2019 are as follows:

	Property Operating leases	Vehicle Finance leases	Vehicle Operating leases	Other Finance leases
Within 1 year	$615	$82	$87	$9
Between 1 and 2 years	404	12	43	6
Between 2 and 3 years	359	100	16	3
Between 3 and 4 years	304	5	6	3
Between 4 and 5 years	252	—	—	2
Thereafter	1,220	—	—	3
Total lease payments	3,154	199	152	26
Less: imputed interest	(634)	—	(5)	(3)
Total	$2,520	$199	$147	$23

Future minimum lease payments required under noncancelable operating leases, including minimum concession fees charged by airport authorities, which in many locations are recoverable from vehicle rental customers, as of December 31, 2018, were as follows:

Amount
2019	$835
2020	476
2021	345
2022	253
2023	162
Thereafter	590
$2,661

3.	Restructuring and Other Related Charges

Restructuring

During first quarter 2019, the Company initiated a restructuring plan to drive global efficiency by improving processes and consolidating functions, and to create new objectives and strategies for its U.S. truck rental operations by reducing headcount, large vehicles and rental locations (“T19”). During the three months ended March 31, 2019, as part of this process, the Company formally communicated the termination of employment to approximately 160 employees, and as of March 31, 2019, the Company had terminated approximately 130 of these employees. The Company expects further restructuring expense of approximately $40 million related to this initiative to be incurred in 2019.

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

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded within the Company’s reporting segments for restructuring charges and corresponding payments and utilizations:

	Americas	International	Total
Balance as of January 1, 2019	$—	$2	$2
Restructuring expense:
T19	14	4	18
Restructuring payment/utilization:
T19	(14)	(2)	(16)
Workforce planning	—	(1)	(1)
Balance as of March 31, 2019	$—	$3	$3

	Personnel Related	Other (a)	Total
Balance as of January 1, 2019	$1	$1	$2
Restructuring expense:
T19	8	10	18
Restructuring payment/utilization:
T19	(7)	(9)	(16)
Workforce planning	(1)	—	(1)
Balance as of March 31, 2019	$1	$2	$3
__________

(a)	Includes expenses primarily related to the disposition of vehicles.

Other Related Charges

Officer Separation Costs

On March 18, 2019, the Company announced the resignation of Mark J. Servodidio as the Company’s President, International effective June 14, 2019. In connection with Mr. Servodidio’s departure, the Company recorded other related charges of approximately $3 million, inclusive of accelerated stock-based compensation expense.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended March 31,
	2019	2018
Net loss for basic and diluted EPS	$(91)	$(87)

Basic and diluted weighted average shares outstanding (a)	75.8	81.0

Loss per share:
Basic and diluted	$(1.20)	$(1.08)
__________

(a)
For the three months ended March 31, 2019 and 2018, 1.3 million and 1.5 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. For the three months ended March 31, 2018, 0.1 million outstanding options have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

5.	Other Current Assets

Other current assets consisted of:

	As of March 31, 2019	As of December 31, 2018
Prepaid expenses	$257	$241
Sales and use taxes	228	180
Other	197	183
Other current assets	$682	$604

6.	Intangible Assets

Intangible assets consisted of:

	As of March 31, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$306	$177	$129	$305	$168	$137
Customer relationships	248	145	103	251	141	110
Other	51	22	29	52	21	31
Total	$605	$344	$261	$608	$330	$278

Unamortized Intangible Assets
Goodwill (a)	$1,086			$1,092
Trademarks	$548			$547
__________

(a)	The change in the carrying amount since December 31, 2018, primarily reflects currency translation.

For the three months ended March 31, 2019 and 2018, amortization expense related to amortizable intangible assets was approximately $17 million and $14 million, respectively. Based on the Company’s amortizable intangible assets at March 31, 2019, the Company expects amortization expense of approximately $41 million for the remainder of 2019, $48 million for 2020, $34 million for 2021, $25 million for 2022, $22 million for 2023 and $20 million for 2024, excluding effects of currency exchange rates.

7.	Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	March 31,	December 31,
	2019	2018
Rental vehicles	$13,601	$12,548
Less: Accumulated depreciation	(1,480)	(1,670)
	12,121	10,878
Vehicles held for sale	464	596
Vehicles, net	$12,585	$11,474

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended March 31,
	2019	2018
Depreciation expense	$436	$460
Lease charges	57	56
(Gain) loss on sale of vehicles, net	(8)	(1)
Vehicle depreciation and lease charges, net	$485	$515

At March 31, 2019 and 2018, the Company had payables related to vehicle purchases included in liabilities under vehicle programs - other of $632 million and $641 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $474 million and $329 million, respectively.

8.	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2019 was a benefit of 33.1%. Such rate differed from the Federal statutory rate of 21.0% primarily due to foreign taxes on our international operations and state taxes.

The Company’s effective tax rate for the three months ended March 31, 2018 was a benefit of 32.6%. Such rate differed from the Federal statutory rate of 21.0% primarily due to U.S. and foreign taxes on our international operations and state taxes. Tax benefits associated with stock-based compensation increased the benefit for income taxes recorded in the period.

9.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	March 31,	December 31,
	2019	2018
Short-term operating lease liabilities	$474	$—
Accounts payable	415	371
Accrued sales and use taxes	234	208
Accrued advertising and marketing	194	192
Deferred lease revenues – current	176	140
Public liability and property damage insurance liabilities – current	149	149
Accrued payroll and related	148	200
Other	445	433
Accounts payable and other current liabilities	$2,235	$1,693

10.	Long-term Corporate Debt and Borrowing Arrangements

Long-term corporate debt and borrowing arrangements consisted of:

		As of	As of
	Maturity Dates	March 31,	December 31,
		2019	2018
5½% Senior Notes	April 2023	$675	$675
6⅜% Senior Notes	April 2024	350	350
4⅛% euro-denominated Senior Notes	November 2024	337	344
Floating Rate Term Loan (a)	February 2025	1,120	1,123
5¼% Senior Notes	March 2025	375	375
4½% euro-denominated Senior Notes	May 2025	280	287
4¾% euro-denominated Senior Notes	January 2026	393	401
Other (b)		36	41
Deferred financing fees		(42)	(45)
Total		3,524	3,551
Less: Short-term debt and current portion of long-term debt		23	23
Long-term debt		$3,501	$3,528
__________

(a)
The floating rate term loan is part of the Company’s senior revolving credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of March 31, 2019, the floating rate term loan due 2025 bears interest at one-month LIBOR plus 200 basis points, for an aggregate rate of 4.50%. The Company has entered into a swap to hedge $700 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.67%.

(b)	Primarily includes finance leases which are secured by liens on the related assets.

Committed Credit Facilities and Available Funding Arrangements

At March 31, 2019, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2023 (a)	$1,800	$—	$1,163	$637
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

At March 31, 2019, the Company had various uncommitted credit facilities available, under which it had drawn approximately $1 million, which bear interest at rates between 0.73% and 1.53%.
Debt Covenants

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility also contains a consolidated first lien leverage ratio requirement. As of March 31, 2019, the Company was in compliance with the financial covenants governing its indebtedness.

11.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	March 31,	December 31,
	2019	2018
Americas - Debt due to Avis Budget Rental Car Funding (a)	$8,576	$7,393
Americas - Debt borrowings	655	635
International - Debt borrowings	1,835	2,060
International - Finance leases	186	191
Other	1	2
Deferred financing fees (b)	(48)	(49)
Total	$11,205	$10,232
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company’s car rental fleet.

(b)	Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of March 31, 2019 and December 31, 2018 was $36 million and $35 million, respectively.

In February 2019, the Company’s Avis Budget Rental Car Funding subsidiary issued approximately $600 million in asset-backed notes with an expected final payment date of March 2022 incurring interest at a weighted average rate of 3.56%.

Debt Maturities

The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at March 31, 2019.

Debt under Vehicle Programs (a)
Within 1 year	$1,559
Between 1 and 2 years (b)	4,430
Between 2 and 3 years (c)	2,693
Between 3 and 4 years	1,264
Between 4 and 5 years	1,078
Thereafter	229
Total	$11,253
__________

(a)	Vehicle-backed debt primarily represents asset-backed securities.

(b)	Includes $3.0 billion of bank and bank-sponsored facilities.

(c)	Includes $1.3 billion of bank and bank-sponsored facilities.

Committed Credit Facilities and Available Funding Arrangements

As of March 31, 2019, available funding under the Company’s vehicle programs, including related party debt due to Avis Budget Rental Car Funding, consisted of:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding	$9,236	$8,576	$660
Americas - Debt borrowings	926	655	271
International - Debt borrowings	2,985	1,835	1,150
International - Finance leases	207	186	21
Other	1	1	—
Total	$13,355	$11,253	$2,102
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by vehicles and related assets of $9.9 billion for Americas - Debt due to Avis Budget Rental

Car Funding; $0.7 billion for Americas - Debt borrowings; $2.0 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants

The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of March 31, 2019, the Company is not aware of any instances of non-compliance with any of the financial covenants contained in the debt agreements under its vehicle-backed funding programs.

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

The Company is involved in claims, legal proceedings and governmental inquiries that are incidental to its vehicle rental and car sharing operations, including, among others, contract and licensee disputes, competition matters, employment and wage-and-hour claims, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. The Company estimates that the potential exposure resulting from adverse outcomes of legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $45 million in excess of amounts accrued as of March 31, 2019. The Company does not believe that the impact should result in a material liability to the Company in relation to its consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $6.0 billion of vehicles from manufacturers over the next 12 months financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations

Concentrations of credit risk at March 31, 2019 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of

$29 million and $18 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

13.	Stockholders’ Equity

Share Repurchases

The Company’s Board of Directors has authorized the repurchase of up to $1.7 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in August 2018. During the three months ended March 31, 2019 and 2018, the Company did not repurchase any shares of common stock under the program. As of March 31, 2019, approximately $150 million of authorization remains available to repurchase common stock under this plan.

Total Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income (loss).

The components of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2019	2018
Net loss	$(91)	$(87)
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $(6) and $5, respectively)	1	1
Net unrealized gain (loss) on cash flow hedges (net of tax of $3 and $(2), respectively)	(8)	6
Minimum pension liability adjustment (net of tax of $0 and $(1), respectively)	2	1
	(5)	8
Comprehensive loss	$(96)	$(79)
__________
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(a)	Net Unrealized Gains (Losses) on Available-for Sale Securities	Minimum Pension Liability Adjustment(b)	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2018	$(3)	$2	$—	$(132)	$(133)
Cumulative effect of accounting change (c)	—	1	—	—	1
Balance, January 1, 2019	$(3)	$3	$—	$(132)	$(132)
Other comprehensive income (loss) before reclassifications	1	(7)	—	1	(5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1)	—	1	—
Net current-period other comprehensive income (loss)	1	(8)	—	2	(5)
Balance, March 31, 2019	$(2)	$(5)	$—	$(130)	$(137)

Balance, December 31, 2017	$71	$5	$2	$(102)	$(24)
Cumulative effect of accounting change	7	1	(2)	(12)	(6)
Balance, January 1, 2018	$78	$6	$—	$(114)	$(30)
Other comprehensive income (loss) before reclassifications	1	6	—	—	7
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	1	1
Net current-period other comprehensive income (loss)	1	6	—	1	8
Balance, March 31, 2018	$79	$12	$—	$(113)	$(22)
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include a $80 million gain, net of tax, as of March 31, 2019 related to the Company’s hedge of its net investment in euro-denominated foreign operations (see Note 15-Financial Instruments).

(a)	For the three months ended March 31, 2019, the amount reclassified from accumulated other comprehensive income (loss) into corporate interest expense was $2 million ($1 million, net of tax).

(b)
For the three months ended March 31, 2019 and 2018, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $2 million ($1 million, net of tax) and $2 million ($1 million, net of tax), respectively.

(c)	See Note 1-Basis of Presentation for the impact of adoption of ASU 2017-12.

14.	Stock-Based Compensation

The Company recorded stock-based compensation expense of $5 million ($4 million, net of tax) during the three months ended March 31, 2019 and 2018.

The activity related to restricted stock units (“RSUs”) consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2019	838	$38.67
Granted (a)	422	34.82
Vested (b)	(336)	35.56
Forfeited	(27)	39.40
Outstanding and expected to vest at March 31, 2019 (c)	897	$38.01	1.4	$31
Performance-based and market-based RSUs
Outstanding at January 1, 2019	1,169	$35.14
Granted (a)	480	34.82
Vested	—	—
Forfeited	(413)	24.23
Outstanding at March 31, 2019	1,236	$38.66	2.0	$43
Outstanding and expected to vest at March 31, 2019 (c)	487	$39.81	2.3	$17
__________

(a)
Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs and performance-based RSUs granted during the three months ended March 31, 2018 was $48.66 and $48.72 respectively.

(b)	The total fair value of RSUs vested during March 31, 2019 and 2018 was $12 million and $13 million, respectively.

(c)	Aggregate unrecognized compensation expense related to time-based RSUs and performance-based RSUs amounted to $45 million and will be recognized over a weighted average vesting period of 1.7 years.

The stock option activity consisted of (in thousands of shares):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2019	57	$0.79	0.1	$1
Granted	—	—		—
Exercised (a)	(57)	0.79		1
Forfeited/expired	—	—		—
Outstanding and exercisable at March 31, 2019	—	$—	—	$—
__________

(a)	Stock options exercised during the three months ended March 31, 2018 had an intrinsic value of $6 million and the cash received was $2 million.

15.	Financial Instruments

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
The estimated net amount of existing gains or losses the Company expects to reclassify from accumulated other comprehensive income (loss) to earnings for cash flow and net investment hedges over the next 12 months is not material.

Interest Rate Risk. The Company uses various hedging strategies including interest rate swaps and interest rate caps to create what it deems an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps and interest rate caps to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. The Company records the changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. The Company records the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, currently in earnings and are presented in the same line of the income statement expected for the hedged item. The Company estimates that $5 million of gains currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.

Commodity Risk. The Company periodically enters into derivative commodity contracts to manage its exposure to changes in the price of gasoline. These instruments were designated as freestanding derivatives and the changes in fair value are recorded in earnings and are presented in the same line of the income statement expected for the hedged item.

The Company held derivative instruments with absolute notional values as follows:

As of March 31, 2019
Foreign exchange contracts	$1,839
Interest rate caps (a)	8,335
Interest rate swaps	1,500

Commodity contracts (millions of gallons of unleaded gasoline)	14
__________

(a)
Represents $5.7 billion of interest rate caps sold, partially offset by approximately $2.7 billion of interest rate caps purchased. These amounts exclude $3.0 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary as it is not consolidated by the Company.

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of March 31, 2019		As of December 31, 2018
	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	$7	$15	$12	$8

Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	16	4	5	11
Interest rate caps (c)	—	—	—	2
Commodity contracts (b)	3	—	—	1
Total	$26	$19	$17	$22
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income (loss), as discussed in Note 13-Stockholders’ Equity.

(a)	Included in other non-current assets or other non-current liabilities.

(b)	Included in other current assets or other current liabilities.

(c)	Included in assets under vehicle programs or liabilities under vehicle programs.

The effects of derivatives recognized in the Company’s Consolidated Condensed Financial Statements were as follows:

	Three Months Ended March 31,
	2019	2018
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$(8)	$6
Euro-denominated notes (c)	16	(13)
Derivatives not designated as hedging instruments (d)
Foreign exchange contracts (e)	1	(9)
Commodity contracts (f)	3	—
Total	$12	$(16)
__________

(a)	Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.

(b)
Classified as a net unrealized gain (loss) on cash flow hedges in accumulated other comprehensive income (loss). Refer to Note 13-Stockholders’ Equity for amounts reclassified from accumulated other comprehensive income into earnings.

(c)	Classified as a net investment hedge within currency translation adjustment in accumulated other comprehensive income (loss).

(d)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.

(e)
For the three months ended March 31, 2019, included a $4 million loss in interest expense and a $5 million gain in operating expense. For the three months ended March 31, 2018, included a $13 million loss in interest expense and a $4 million gain in operating expense.

(f)	Included in operating expense.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments were as follows:

	As of March 31, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$23	$23	$23	$23
Long-term debt	3,501	3,561	3,528	3,462

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$8,540	$8,607	$7,358	$7,383
Vehicle-backed debt	2,663	2,677	2,871	2,881
Interest rate swaps and interest rate caps (a)	2	2	3	3
__________

(a)	Derivatives in a liability position.

16.	Segment Information

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

Management evaluates the operating results of each of its reportable segments based upon revenues and “Adjusted EBITDA,” which the Company defines as income (loss) from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net charges for unprecedented personal-injury legal matters, non-operational charges related to shareholder activist activity and income taxes. Net charges for unprecedented personal-injury legal matters are recorded within operating expenses in the Company’s Consolidated Condensed Statement of Comprehensive Income. Non-operational charges related to shareholder activist activity include third party advisory, legal and other professional service fees and are recorded within selling, general and administrative expenses in the Company’s Consolidated Condensed Statement of Comprehensive Income. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

		Three Months Ended March 31,
		2019		2018
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$1,327	$35	$1,348	$15
	International	593	(21)	620	3
	Corporate and Other (a)	—	(15)	—	(16)
Total Company		$1,920	$(1)	$1,968	$2

Reconciliation of Adjusted EBITDA to loss before income taxes
			2019		2018
	Adjusted EBITDA		$(1)		$2
Less:	Non-vehicle related depreciation and amortization		67		61
	Interest expense related to corporate debt, net:
	Interest expense		42		46
	Early extinguishment of debt		—		5
	Restructuring and other related charges		21		6
	Transaction-related costs, net		5		4
	Non-operational charges related to shareholder activist activity		—		9
	Loss before income taxes		$(136)		$(129)
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

As of March 31, 2019 and December 31, 2018, Americas’ segment assets exclusive of assets under vehicle programs were approximately $5.8 billion and $3.8 billion, respectively, and International segment assets exclusive of assets under vehicle programs were approximately $3.0 billion and $2.5 billion, respectively. The increases in assets exclusive of assets under vehicle programs is due to the adoption of ASU 2016-02 (see Note 1-Basis of Presentation).

As of March 31, 2019 and December 31, 2018, Americas’ assets under vehicle programs were approximately $11.0 billion and $9.7 billion, due to seasonality. Since December 31, 2018, there have been no significant changes in International segment assets under vehicle programs.

17.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, Consolidating Condensed Balance Sheets as of March 31, 2019 and December 31, 2018, and Consolidating Condensed Statements of Cash Flows for the three months ended March 31, 2019 and 2018 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, and the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the notes issued by the Subsidiary Issuers. See Note 10 - Long-term Corporate Debt and Borrowing Arrangements for additional description of these guaranteed notes. The Senior Notes are guaranteed by the Parent and certain subsidiaries.

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

	As of March 31,
	2019			2018
	Subsidiary Issuers	Non-Guarantor	Total	Non-Guarantor	Total
Cash and cash equivalents	$7	$529	$540	$518	$544
Program cash	—	131	131	147	147
Restricted cash (a)	1	4	5	10	10
Total cash and cash equivalents, program and restricted cash	$8	$664	$676	$675	$701
_________

(a)	Included within other current assets.

Consolidating Condensed Statements of Comprehensive Income

Three Months Ended March 31, 2019

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$—	$1,188	$1,304	$(572)	$1,920

Expenses
Operating	—	—	614	457	—	1,071
Vehicle depreciation and lease charges, net	—	—	529	464	(508)	485
Selling, general and administrative	11	2	163	108	—	284
Vehicle interest, net	—	—	63	82	(64)	81
Non-vehicle related depreciation and amortization	—	—	38	29	—	67
Interest expense related to corporate debt, net:
Interest expense	—	34	—	8	—	42
Intercompany interest expense (income)	(3)	(14)	7	10	—	—
Early extinguishment of debt	—	—	—	—	—	—
Restructuring and other related charges	3	—	14	4	—	21
Transaction-related costs, net	—	—	1	4	—	5
Total expenses	11	22	1,429	1,166	(572)	2,056
Income (loss) before income taxes and equity in earnings of subsidiaries	(11)	(22)	(241)	138	—	(136)
Provision for (benefit from) income taxes	(4)	(8)	(15)	(18)	—	(45)
Equity in earnings (loss) of subsidiaries	(84)	(70)	156	—	(2)	—
Net income (loss)	$(91)	$(84)	$(70)	$156	$(2)	$(91)

Comprehensive income (loss)	$(96)	$(89)	$(68)	$158	$(1)	$(96)

Three Months Ended March 31, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$—	$1,184	$1,359	$(575)	$1,968

Expenses
Operating	1	4	621	466	—	1,092
Vehicle depreciation and lease charges, net	—	—	536	504	(525)	515
Selling, general and administrative	18	3	155	120	—	296
Vehicle interest, net	—	—	52	70	(50)	72
Non-vehicle related depreciation and amortization	—	—	36	25	—	61
Interest expense related to corporate debt, net:
Interest expense	—	39	1	6	—	46
Intercompany interest expense (income)	(3)	22	6	(25)	—	—
Early extinguishment of debt	—	5	—	—	—	5
Restructuring and other related charges	—	—	3	3	—	6
Transaction-related costs, net	—	—	—	4	—	4
Total expenses	16	73	1,410	1,173	(575)	2,097
Income (loss) before income taxes and equity in earnings of subsidiaries	(16)	(73)	(226)	186	—	(129)
Provision for (benefit from) income taxes	(6)	(19)	(19)	2	—	(42)
Equity in earnings (loss) of subsidiaries	(77)	(23)	184	—	(84)	—
Net income (loss)	$(87)	$(77)	$(23)	$184	$(84)	$(87)

Comprehensive income (loss)	$(79)	$(69)	$(21)	$184	$(94)	$(79)

Consolidating Condensed Balance Sheets

As of March 31, 2019

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$1	$7	$3	$529	$—	$540
Receivables, net	—	—	238	677	—	915
Other current assets	8	130	134	410	—	682
Total current assets	9	137	375	1,616	—	2,137

Property and equipment, net	—	206	317	214	—	737
Operating lease right-of-use assets	—	722	1,148	636	—	2,506
Deferred income taxes	14	1,095	206	74	—	1,389
Goodwill	—	—	470	616	—	1,086
Other intangibles, net	—	25	475	309	—	809
Other non-current assets	48	38	28	144	—	258
Intercompany receivables	162	410	2,157	1,382	(4,111)	—
Investment in subsidiaries	148	4,722	3,814	—	(8,684)	—
Total assets exclusive of assets under vehicle programs	381	7,355	8,990	4,991	(12,795)	8,922

Assets under vehicle programs:
Program cash	—	—	—	131	—	131
Vehicles, net	—	60	52	12,473	—	12,585
Receivables from vehicle manufacturers and other	—	1	82	544	—	627
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	637	—	637
	—	61	134	13,785	—	13,980
Total assets	$381	$7,416	$9,124	$18,776	$(12,795)	$22,902

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$16	$308	$850	$1,061	$—	$2,235
Short-term debt and current portion of long-term debt	—	18	2	3	—	23
Total current liabilities	16	326	852	1,064	—	2,258

Long-term debt	—	2,498	3	1,000	—	3,501
Long-term operating lease liabilities	—	629	960	457	—	2,046
Other non-current liabilities	41	90	242	366	—	739
Intercompany payables	—	3,700	410	1	(4,111)	—
Total liabilities exclusive of liabilities under vehicle programs	57	7,243	2,467	2,888	(4,111)	8,544

Liabilities under vehicle programs:
Debt	—	25	47	2,593	—	2,665
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	8,540	—	8,540
Deferred income taxes	—	—	1,802	193	—	1,995
Other	—	—	86	748	—	834
	—	25	1,935	12,074	—	14,034
Total stockholders’ equity	324	148	4,722	3,814	(8,684)	324
Total liabilities and stockholders’ equity	$381	$7,416	$9,124	$18,776	$(12,795)	$22,902

As of December 31, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$1	$12	$1	$601	$—	$615
Receivables, net	—	—	239	716	—	955
Other current assets	5	112	116	371	—	604
Total current assets	6	124	356	1,688	—	2,174

Property and equipment, net	—	199	319	218	—	736
Deferred income taxes	13	1,015	207	66	—	1,301
Goodwill	—	—	471	621	—	1,092
Other intangibles, net	—	26	475	324	—	825
Other non-current assets	47	39	16	140	—	242
Intercompany receivables	159	404	2,104	1,262	(3,929)	—
Investment in subsidiaries	246	4,786	3,852	—	(8,884)	—
Total assets exclusive of assets under vehicle programs	471	6,593	7,800	4,319	(12,813)	6,370

Assets under vehicle programs:
Program cash	—	—	—	115	—	115
Vehicles, net	—	55	54	11,365	—	11,474
Receivables from vehicle manufacturers and other	—	2	—	629	—	631
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	559	—	559
	—	57	54	12,668	—	12,779
Total assets	$471	$6,650	$7,854	$16,987	$(12,813)	$19,149

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$16	$246	$582	$849	$—	$1,693
Short-term debt and current portion of long-term debt	—	18	3	2	—	23
Total current liabilities	16	264	585	851	—	1,716

Long-term debt	—	2,501	3	1,024	—	3,528
Other non-current liabilities	41	87	257	382	—	767
Intercompany payables	—	3,524	404	1	(3,929)	—
Total liabilities exclusive of liabilities under vehicle programs	57	6,376	1,249	2,258	(3,929)	6,011

Liabilities under vehicle programs:
Debt	—	28	49	2,797	—	2,874
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	7,358	—	7,358
Deferred income taxes	—	—	1,770	191	—	1,961
Other	—	—	—	531	—	531
	—	28	1,819	10,877	—	12,724
Total stockholders’ equity	414	246	4,786	3,852	(8,884)	414
Total liabilities and stockholders’ equity	$471	$6,650	$7,854	$16,987	$(12,813)	$19,149

Consolidating Condensed Statements of Cash Flows

Three Months Ended March 31, 2019

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$4	$5	$34	$397	$—	$440

Investing activities
Property and equipment additions	—	(16)	(25)	(16)	—	(57)
Proceeds received on asset sales	—	—	—	2	—	2
Net assets acquired (net of cash acquired)	—	—	(4)	(1)	—	(5)
Other, net	—	—	—	(3)	—	(3)
Net cash provided by (used in) investing activities exclusive of vehicle programs	—	(16)	(29)	(18)	—	(63)

Vehicle programs:
Investment in vehicles	—	(1)	—	(4,375)	—	(4,376)
Proceeds received on disposition of vehicles	—	13	—	3,070	—	3,083
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	—	—	—	(78)	—	(78)
	—	12	—	(1,383)	—	(1,371)
Net cash provided by (used in) investing activities	—	(4)	(29)	(1,401)	—	(1,434)

Financing activities
Payments on long-term borrowings	—	(4)	—	(1)	—	(5)
Repurchases of common stock	(4)	—	—	—	—	(4)
Net cash provided by (used in) financing activities exclusive of vehicle programs	(4)	(4)	—	(1)	—	(9)

Vehicle programs:
Proceeds from borrowings	—	—	—	5,989	—	5,989
Payments on borrowings	—	(1)	(3)	(5,034)	—	(5,038)
Debt financing fees	—	—	—	(5)	—	(5)
	—	(1)	(3)	950	—	946
Net cash provided by (used in) financing activities	(4)	(5)	(3)	949	—	937

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	—	—	—	(2)	—	(2)

Net increase (decrease) in cash and cash equivalents, program and restricted cash	—	(4)	2	(57)	—	(59)
Cash and cash equivalents, program and restricted cash, beginning of period	1	12	1	721	—	735
Cash and cash equivalents, program and restricted cash, end of period	$1	$8	$3	$664	$—	$676

Three Months Ended March 31, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used-in) operating activities	$12	$41	$30	$427	$(7)	$503

Investing activities
Property and equipment additions	—	(15)	(23)	(19)	—	(57)
Proceeds received on asset sales	—	2	—	2	—	4
Net assets acquired (net of cash acquired)	—	(3)	(3)	(4)	—	(10)
Other, net	—	—	—	(19)	—	(19)
Net cash provided by (used in) investing activities exclusive of vehicle programs	—	(16)	(26)	(40)	—	(82)

Vehicle programs:
Investment in vehicles	—	—	(1)	(4,225)	—	(4,226)
Proceeds received on disposition of vehicles	—	7	—	2,565	—	2,572
	—	7	(1)	(1,660)	—	(1,654)
Net cash provided by (used in) investing activities	—	(9)	(27)	(1,700)	—	(1,736)

Financing activities
Proceeds from long-term borrowings	—	81	—	—	—	81
Payments on long-term borrowings	—	(88)	(1)	—	—	(89)
Net change in short-term borrowings	—	—	—	(1)	—	(1)
Repurchases of common stock	(14)	—	—	—	—	(14)
Debt financing fees	—	(8)	—	—	—	(8)
Other, net	1	(7)	—	—	7	1
Net cash provided by (used in) financing activities exclusive of vehicle programs	(13)	(22)	(1)	(1)	7	(30)

Vehicle programs:
Proceeds from borrowings	—	—	—	5,100	—	5,100
Payments on borrowings	—	(1)	(2)	(4,042)	—	(4,045)
Debt financing fees	—	—	—	(1)	—	(1)
	—	(1)	(2)	1,057	—	1,054
Net cash provided by (used in) financing activities	(13)	(23)	(3)	1,056	7	1,024

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	—	—	—	9	—	9

Net increase (decrease) in cash and cash equivalents, program and restricted cash	(1)	9	—	(208)	—	(200)
Cash and cash equivalents, program and restricted cash, beginning of period	4	14	—	883	—	901
Cash and cash equivalents, program and restricted cash, end of period	$3	$23	$—	$675	$—	$701

18.	Subsequent Events

In April 2019, the Company’s Avis Budget Rental Car Funding subsidiary issued approximately $650 million in asset-backed notes with an expected final payment date of September 2024 incurring interest at a weighted average rate of 3.44%.

In April 2019, the Company completed the sale of its 50% investment in Anji to Shanghai Automotive Industry Sales Company, Ltd. for $64 million, net of cross-border withholding taxes.

* * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes included in this Quarterly Report on Form 10-Q, and with our 2018 Form 10-K. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including but not limited to those included in this Quarterly Report on Form 10-Q and those included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and other portions of our 2018 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions.

OVERVIEW

Our Company

We operate three of the most globally recognized brands in mobility solutions, Avis, Budget and Zipcar, together with several other regional brands well recognized in their respective markets. We are a leading vehicle rental operator in North America, Europe and Australasia with an average rental fleet of nearly 650,000 vehicles. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

Our Segments

We categorize our operations into two reportable business segments: Americas, consisting primarily of our vehicle rental operations in North America, South America, Central America and the Caribbean, car sharing operations in certain of these markets, and licensees in the areas in which we do not operate directly; and International, consisting primarily of our vehicle rental operations in Europe, the Middle East, Africa, Asia and Australasia, car sharing operations in certain of these markets, and licensees in the areas in which we do not operate directly.

Business and Trends

Our revenues are derived principally from vehicle rental operations and include:

•	time & mileage fees charged to our customers for vehicle rentals;

•	sales of loss damage waivers and insurance and other supplemental items in conjunction with vehicle rentals; and

•
payments from our customers with respect to certain operating expenses we incur, including gasoline, vehicle licensing fees and concession fees, which provide the right to operate at airports and other locations.

In addition, we receive revenue for royalties and associated fees from our licensees in conjunction with their vehicle rental transactions.

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

Thus far in 2019, worldwide demand for mobility solutions has increased, and used-vehicle values in the U.S. have stabilized, counterbalanced by the incremental impact of rising interest rates, higher salaries, wages and related benefits. We expect such economic conditions to continue throughout 2019.

We pursue opportunities to enhance profitability and increase return on invested capital. Our strategies are intended to support and strengthen our brands, to grow our margins and earnings over time and to achieve growth and efficiency opportunities as mobility solutions continue to evolve.

We operate in a highly competitive industry and we expect to continue to face challenges and risks in managing our business. We seek to mitigate our exposure to risks in numerous ways, including delivering upon our core strategic initiatives and through continued optimization of fleet levels to match changes in demand for vehicle rentals, maintenance of liquidity to fund our fleet investment and operations, appropriate investments in technology, and adjustments in the size and the nature and terms of our relationships with vehicle manufacturers.

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

During the three months ended March 31, 2019:

•	Our revenues totaled $1.9 billion and decreased 2% compared to the similar period in 2018 primarily due to a 3% negative impact from currency exchange rate movements.

•	Our net loss was $91 million and our Adjusted EBITDA was a loss of $1 million, representing a $3 million year-over-year decrease, driven by lower revenues.

Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018

Our consolidated condensed results of operations comprised the following:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Revenues	$1,920	$1,968	$(48)	(2%)

Expenses
Operating	1,071	1,092	21	2%
Vehicle depreciation and lease charges, net	485	515	30	6%
Selling, general and administrative	284	296	12	4%
Vehicle interest, net	81	72	(9)	(13%)
Non-vehicle related depreciation and amortization	67	61	(6)	(10%)
Interest expense related to corporate debt, net:
Interest expense	42	46	4	9%
Early extinguishment of debt	—	5	5	n/m
Restructuring and other related charges	21	6	(15)	n/m
Transaction-related costs, net	5	4	(1)	(25%)
Total expenses	2,056	2,097	41	2%

Loss before income taxes	(136)	(129)	(7)	(5%)
Benefit from income taxes	(45)	(42)	(3)	(7%)

Net loss	$(91)	$(87)	$(4)	(5%)
__________

n/m	Not meaningful.

The first quarter is typically a seasonally slower and lower-margin period for our business and is not indicative of the full year. In addition, the shift in Easter from first quarter 2018 to second quarter 2019 negatively impacted our first quarter 2019 results.

Revenues decreased during the three months ended March 31, 2019, compared to the similar period in 2018, primarily as a result of a $56 million negative impact from currency exchange rate movements. Total expenses decreased during the three months ended March 31, 2019, compared to the similar period in 2018, as a result of a $61 million favorable impact from currency exchange rate movements.

Operating expenses increased to 55.8% of revenue during the three months ended March 31, 2019 compared to 55.5% during the similar period in 2018. Vehicle depreciation and lease charges decreased to 25.3% of revenue during the three months ended March 31, 2019 compared to 26.2% during the similar period in 2018, primarily due to Americas’ lower per-unit fleet costs. Selling, general and administrative costs decreased to 14.8% of revenue during the three months ended March 31, 2019, compared to 15.1% during the similar period in 2018. Vehicle interest costs increased to 4.2% of revenue during the three months ended March 31, 2019 compared to 3.7% during the similar period in 2018, primarily due to higher interest rates.

Our effective tax rates were benefits of 33% in both the three months ended March 31, 2019 and 2018. As a result of these items, our net income decreased by $4 million compared to 2018.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net loss to Adjusted EBITDA:

	2019		2018
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$1,327	$35	$1,348	$15
International	593	(21)	620	3
Corporate and Other (a)	—	(15)	—	(16)
Total Company	$1,920	$(1)	$1,968	$2

	Reconciliation to Adjusted EBITDA
			2019	2018
Net loss			$(91)	$(87)
Benefit from income taxes			(45)	(42)
Loss before income taxes			(136)	(129)

Add:	Non-vehicle related depreciation and amortization		67	61
Interest expense related to corporate debt, net:
Interest expense			42	46
Early extinguishment of debt			—	5
Restructuring and other related charges			21	6
Transaction-related costs, net (b)			5	4
Non-operational charges related to shareholder activist activity (c)			—	9
Adjusted EBITDA			$(1)	$2
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Primarily comprised of acquisition- and integration-related expenses.

(c)	Reported within selling, general and administrative expenses in our consolidated condensed results of operations.

Americas

	2019	2018	% Change
Revenues	$1,327	$1,348	(2%)
Adjusted EBITDA	35	15	n/m
__________

n/m	Not meaningful.

Revenues decreased 2% during the three months ended March 31, 2019, compared to the similar period in 2018, primarily due to 1% lower rental volumes and a $6 million negative impact from currency exchange rate movements.

Operating expenses decreased to 52.5% of revenue during the three months ended March 31, 2019 compared to 53.3% during the similar period in 2018. Vehicle depreciation and lease charges decreased to 26.6% of revenue during the three months ended March 31, 2019 compared to 28.6% during the similar period in 2018, primarily due to an 8% lower per-unit fleet costs. Selling, general and administrative costs increased to 13.3% of revenue during the three months ended March 31, 2019 compared to 12.8% during the similar period in 2018, primarily due to lower revenue. Vehicle interest costs increased to 5.0% of revenue during the three months ended March 31, 2019 compared to 4.2% during the similar period in 2018, primarily due to higher interest rates.

Adjusted EBITDA was $20 million higher in first quarter 2019 compared to the similar period in 2018, primarily due to lower per-unit fleet costs, partially offset by lower revenue.

International

	2019	2018	% Change
Revenues	$593	$620	(4%)
Adjusted EBITDA	(21)	3	n/m
__________

n/m	Not meaningful.

Revenues decreased 4% during the three months ended March 31, 2019, compared to similar period in 2018, due to 4% decrease in revenue per day excluding exchange rate movements and a $50 million negative impact from currency exchange rate movements, partially offset by 8% higher rental volumes, including a 3% benefit from Morini S.p.A., Turiscar Group and various licensees which were acquired in the third and fourth quarters of 2018.

Operating expenses increased to 62.8% of revenue during the three months ended March 31, 2019 compared to 59.5% during the similar period in 2018, primarily due to lower revenues. Vehicle depreciation and lease charges increased to 22.3% of revenue during the three months ended March 31, 2019 compared to 20.8% during the similar period in 2018, primarily due to lower revenues and a 3% increase in per-unit fleet costs excluding exchange rate movements. Selling, general and administrative costs decreased to 16.1% of revenue during the three months ended March 31, 2019 compared to 16.7% during the similar period in 2018, primarily due to cost mitigation actions. Vehicle interest costs, at 2.4% of revenue, remained unchanged during the three months ended March 31, 2019 compared to similar period in 2018.

Adjusted EBITDA was $24 million lower in first quarter 2019 compared to 2018, primarily due to lower revenue and higher per-unit fleet costs excluding exchange rate movements.

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

FINANCIAL CONDITION

	March 31, 2019	December 31, 2018	Change
Total assets exclusive of assets under vehicle programs	$8,922	$6,370	$2,552
Total liabilities exclusive of liabilities under vehicle programs	8,544	6,011	2,533
Assets under vehicle programs	13,980	12,779	1,201
Liabilities under vehicle programs	14,034	12,724	1,310
Stockholders’ equity	324	414	(90)

Total assets exclusive of assets under vehicle programs and total liabilities exclusive of liabilities under vehicle programs increased primarily due to the adoption of ASU 2016-02 (see Note 1 to our Consolidated Condensed Financial Statements).

The increases in assets under vehicle programs and liabilities under vehicle programs are principally related to the seasonal increase in the size of our vehicle rental fleet and operating leases recognized upon the adoption of ASU 2016-02 (see Note 1 to our Consolidated Condensed Financial Statements). The decrease in stockholders’ equity is primarily due to our net loss.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During the three months ended March 31, 2019, our Avis Budget Rental Car Funding subsidiary issued approximately $600 million in asset-backed notes with an expected final payment date of March 2022, and a weighted average interest rate of 3.56%. The proceeds from these borrowings were used to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States.

CASH FLOWS

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2019	2018	Change
Cash provided by (used in):
Operating activities	$440	$503	$(63)
Investing activities	(1,434)	(1,736)	302
Financing activities	937	1,024	(87)
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(2)	9	(11)
Net decrease in cash and cash equivalents, program and restricted cash	(59)	(200)	141
Cash and cash equivalents, program and restricted cash, beginning of period	735	901	(166)
Cash and cash equivalents, program and restricted cash, end of period	$676	$701	$(25)

The decrease in cash provided by operating activities during the three months ended March 31, 2019 compared with the same period in 2018 is principally due to changes in the components of working capital.

The decrease in cash used in investing activities during the three months ended March 31, 2019 compared with the same period in 2018 is primarily due to an increase in proceeds received on the disposition of vehicles, partially offset by an increase in investment in vehicles.

The decrease in cash provided by financing activities during the three months ended March 31, 2019 compared with the same period in 2018 is primarily due to a decrease in net borrowings under vehicle programs.

DEBT AND FINANCING ARRANGEMENTS

At March 31, 2019, we had approximately $15 billion of indebtedness, including corporate indebtedness of approximately $4 billion and debt under vehicle programs of approximately $11 billion. For detailed information regarding our debt and borrowing arrangements, see Notes 10 and 11 to our Consolidated Condensed Financial Statements.

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

As discussed above, as of March 31, 2019, we have cash and cash equivalents of $0.5 billion, available borrowing capacity under our committed credit facilities of $0.6 billion and available capacity under our vehicle programs of approximately $2.1 billion.

Our liquidity position could be negatively affected by financial market disruptions or a downturn in the U.S. and worldwide economies, which may result in unfavorable conditions in the mobility industry, in the asset-backed financing market and in the credit markets generally. We believe these factors have in the past affected and could in the future affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a downturn in the worldwide economy or a disruption in the credit markets could impact our liquidity due to (i) decreased demand and pricing for vehicles in the used-vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers being unable or unwilling to honor their obligations to repurchase or guarantee the depreciation on the related program vehicles and (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market.

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the financial and other covenants associated with our senior revolving credit facility and other borrowings, including a maximum leverage ratio. As of March 31, 2019, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2018 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2018 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $2.7 billion from December 31, 2018, to approximately $6.0 billion at March 31, 2019 due to seasonality. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 10 and 11 to our Consolidated Condensed Financial Statements.

ACCOUNTING POLICIES

The results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section titled “Critical Accounting Policies” of our 2018 Form 10-K are the accounting policies (related to goodwill and other indefinite-lived intangible assets, vehicles, income taxes and public liability, property damage and other insurance liabilities) that we believe require subjective and/or complex judgments that could potentially affect 2019 reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

New Accounting Standards

For detailed information regarding new accounting standards and their impact on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used March 31, 2019 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended March 31, 2019. For additional information regarding our long-term borrowings and financial instruments, see Notes 10, 11 and 15 to our Consolidated Condensed Financial Statements.

Item 4.	Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

During the quarter ended March 31, 2019, the Company had no material developments to report with respect to its legal proceedings. For additional information regarding the Company’s legal proceedings, see Note 12 to our Consolidated Condensed Financial Statements and refer to the Company’s 2018 Form 10-K.

Item 1A.	Risk Factors

During the quarter ended March 31, 2019, the Company had no material developments to report with respect to its risk factors. For additional information regarding the Company’s risk factors, please refer to the Company’s 2018 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has authorized the repurchase of up to $1.7 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in August 2018. The Company’s stock repurchases may occur through open market purchases or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date. During the three months ended March 31, 2019, no common stock repurchases were made under the plan and 124,068 shares were withheld by the Company to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock unit awards.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date:	May 2, 2019
/s/ David T. Calabria
David T. Calabria
Senior Vice President and
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
10.1	Offer Letter, dated February 15, 2019, between John North and Avis Budget Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2019).
10.2
Amended and Restated Letter Agreement, dated February 15, 2019, between Martyn Smith and Avis Budget Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 19, 2019).

10.3
Series 2019-1 Supplement, dated as of February 13, 2019, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2019-1 Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 20, 2019).

10.4
Separation Agreement dated March 18, 2019, between Mark Servodidio and Avis Budget Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2019).

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