Form 10-Q
period 2019-06-30
AVIS BUDGET GROUP, INC.
filed 2019-08-06
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of the issuer’s common stock was 75,981,420 shares as of July 31, 2019.

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
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$2,337	$2,328	$4,257	$4,296

Expenses
Operating	1,172	1,175	2,243	2,267
Vehicle depreciation and lease charges, net	543	591	1,028	1,106
Selling, general and administrative	313	321	597	617
Vehicle interest, net	90	80	171	152
Non-vehicle related depreciation and amortization	66	67	133	128
Interest expense related to corporate debt, net:
Interest expense	48	49	90	95
Early extinguishment of debt	—	—	—	5
Restructuring and other related charges	23	4	44	10
Transaction-related costs, net	1	3	6	7
Total expenses	2,256	2,290	4,312	4,387

Income (loss) before income taxes	81	38	(55)	(91)
Provision for (benefit from) income taxes	19	12	(26)	(30)

Net income (loss)	$62	$26	$(29)	$(61)

Comprehensive income (loss)	$60	$(24)	$(36)	$(103)

Earnings (loss) per share
Basic	$0.81	$0.33	$(0.39)	$(0.75)
Diluted	$0.81	$0.32	$(0.39)	$(0.75)
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$534	$615
Receivables, net	920	955
Other current assets	832	604
Total current assets	2,286	2,174

Property and equipment, net	749	736
Operating lease right-of-use assets	2,409	—
Deferred income taxes	1,438	1,301
Goodwill	1,107	1,092
Other intangibles, net	806	825
Other non-current assets	223	242
Total assets exclusive of assets under vehicle programs	9,018	6,370

Assets under vehicle programs:
Program cash	48	115
Vehicles, net	14,278	11,474
Receivables from vehicle manufacturers and other	432	631
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	679	559
	15,437	12,779
Total assets	$24,455	$19,149

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$2,249	$1,693
Short-term debt and current portion of long-term debt	420	23
Total current liabilities	2,669	1,716

Long-term debt	3,115	3,528
Long-term operating lease liabilities	1,995	—
Other non-current liabilities	752	767
Total liabilities exclusive of liabilities under vehicle programs	8,531	6,011

Liabilities under vehicle programs:
Debt	3,543	2,874
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	8,913	7,358
Deferred income taxes	2,029	1,961
Other	1,063	531
	15,548	12,724
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, respectively	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, respectively	1	1
Additional paid-in capital	6,723	6,771
Accumulated deficit	(1,116)	(1,091)
Accumulated other comprehensive loss	(139)	(133)
Treasury stock, at cost—61 shares, respectively	(5,093)	(5,134)
Total stockholders’ equity	376	414
Total liabilities and stockholders’ equity	$24,455	$19,149
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(29)	$(61)
Adjustments to reconcile net loss to net cash provided by operating activities:
Vehicle depreciation	941	996
Amortization of right-of-use assets	486	—
(Gain) loss on sale of vehicles, net	(32)	(10)
Non-vehicle related depreciation and amortization	133	128
Stock-based compensation	12	12
Amortization of debt financing fees	16	13
Early extinguishment of debt costs	—	5
Net change in assets and liabilities:
Receivables	(77)	(68)
Income taxes and deferred income taxes	(77)	(49)
Accounts payable and other current liabilities	72	141
Operating lease liabilities	(483)	—
Other, net	3	14
Net cash provided by operating activities	965	1,121

Investing activities
Property and equipment additions	(117)	(115)
Proceeds received on asset sales	6	6
Net assets acquired (net of cash acquired)	(54)	(28)
Other, net	81	(37)
Net cash used in investing activities exclusive of vehicle programs	(84)	(174)

Vehicle programs:
Investment in vehicles	(8,715)	(8,359)
Proceeds received on disposition of vehicles	5,773	4,807
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(167)	(22)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	47	—
	(3,062)	(3,574)
Net cash used in investing activities	(3,146)	(3,748)

Avis Budget Group, Inc. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued) (In millions) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Financing activities
Proceeds from long-term borrowings	2	81
Payments on long-term borrowings	(12)	(94)
Net change in short-term borrowings	—	(2)
Repurchases of common stock	(4)	(78)
Debt financing fees	—	(9)
Other, net	(17)	2
Net cash used in financing activities exclusive of vehicle programs	(31)	(100)

Vehicle programs:
Proceeds from borrowings	11,758	10,145
Payments on borrowings	(9,688)	(7,643)
Debt financing fees	(12)	(13)
	2,058	2,489
Net cash provided by financing activities	2,027	2,389

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	4	(2)

Net decrease in cash and cash equivalents, program and restricted cash	(150)	(240)
Cash and cash equivalents, program and restricted cash, beginning of period	735	901
Cash and cash equivalents, program and restricted cash, end of period	$585	$661
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2019	137.1	$1	$6,737	$(1,178)	$(137)	(61.1)	$(5,099)	$324

Comprehensive income:
Net income	—	—	—	62	—	—	—
Other comprehensive loss	—	—	—	—	(2)	—	—

Total comprehensive income								60

Net activity related to restricted stock units	—	—	2	—	—	—	6	8
Option premiums paid	—	—	(16)	—	—	—	—	(16)

Balance at June 30, 2019	137.1	$1	$6,723	$(1,116)	$(139)	(61.1)	$(5,093)	$376

Balance at March 31, 2018	137.1	$1	$6,780	$(1,344)	$(22)	(55.9)	$(4,960)	$455

Cumulative effect of accounting change	—	—	—	2	—	—	—	2

Comprehensive loss:
Net income	—	—	—	26	—	—	—
Other comprehensive loss	—	—	—	—	(50)	—	—

Total comprehensive loss								(24)

Net activity related to restricted stock units	—	—	1	—	—	—	5	6
Exercise of stock options	—	—	(2)	—	—	0.1	2	—
Repurchase of common stock	—	—	—	—	—	(1.6)	(67)	(67)

Balance at June 30, 2018	137.1	$1	$6,779	$(1,316)	$(72)	(57.4)	$(5,020)	$372

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	137.1	$1	$6,771	$(1,091)	$(133)	(61.5)	$(5,134)	$414

Cumulative effect of accounting change	—	—	—	4	1	—	—	5

Comprehensive loss:
Net loss	—	—	—	(29)	—	—	—
Other comprehensive loss	—	—	—	—	(7)	—	—

Total comprehensive loss								(36)

Net activity related to restricted stock units	—	—	(27)	—	—	0.3	36	9
Exercise of stock options	—	—	(5)	—	—	0.1	5	—
Option premiums paid	—	—	(16)	—	—	—	—	(16)

Balance at June 30, 2019	137.1	$1	$6,723	$(1,116)	$(139)	(61.1)	$(5,093)	$376

Balance at December 31, 2017	137.1	$1	$6,820	$(1,222)	$(24)	(56.3)	$(5,002)	$573

Cumulative effect of accounting change	—	—	—	(33)	(6)	—	—	(39)

Comprehensive loss:
Net loss	—	—	—	(61)	—	—	—
Other comprehensive loss	—	—	—	—	(42)	—	—

Total comprehensive loss								(103)

Net activity related to restricted stock units	—	—	(26)	—	—	0.3	32	6
Exercise of stock options	—	—	(15)	—	—	0.2	17	2
Repurchase of common stock	—	—	—	—	—	(1.6)	(67)	(67)

Balance at June 30, 2018	137.1	$1	$6,779	$(1,316)	$(72)	(57.4)	$(5,020)	$372
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

The operating results of acquired businesses are included in the accompanying Consolidated Condensed Financial Statements from the dates of acquisition. The fair value of the assets acquired and liabilities assumed in connection with the Company’s 2018 acquisitions of Turiscar Group, Morini S.p.A and various licensees in Europe and North America have not yet been finalized; however, there have been no significant changes to the preliminary allocation of the purchase price during the six months ended June 30, 2019.

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

	As of June 30,
	2019	2018
Cash and cash equivalents	$534	$489
Program cash	48	161
Restricted cash (a)	3	11
Total cash and cash equivalents, program and restricted cash	$585	$661
________

(a)	Included within other current assets.

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

Currency Transactions. The Company records the gain or loss on foreign-currency transactions on certain intercompany loans and the gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three months ended June 30, 2019 and 2018, the Company recorded an immaterial amount, in each period, and during the six months ended June 30, 2019 and 2018, the Company recorded a gain of $3 million and an immaterial amount, respectively, related to such items.

Divestitures. In 2018, the Company entered into a definitive stock purchase agreement to sell its 50% equity method investment in Anji Car Rental & Leasing Company Limited (“Anji”), located in China, to Shanghai Automotive Industry Sales Company, Ltd., a 50% owner of Anji. Upon receiving clearance from applicable regulatory authorities in China during the second quarter of 2019, the Company completed the sale for $64 million, net of cross-border withholding taxes and recorded a $44 million gain within operating expenses. Anji’s operations are reported within the Company’s International segment.

Other Investments. As of June 30, 2019 and December 31, 2018, the Company had equity method investments with a carrying value of $48 million, in each period, which are recorded within other non-current assets. Earnings from the Company’s equity method investments are reported within operating expenses. For the three and six months ended June 30, 2019, the Company recorded income of $4 million related to its equity method investments, and for the three and six months ended June 30, 2018, such amounts were not material.

Nonmarketable Equity Securities. As of June 30, 2019 and December 31, 2018, the Company’s carrying amount of nonmarketable equity securities was $8 million, in each period, and is recorded within other non-current assets. During the six months ended June 30, 2019, the Company realized a $12 million gain from the sale of a nonmarketable equity security which is recorded within operating expenses. No adjustments were made to the carrying amounts during the three months ended June 30, 2019 and 2018, and during the six months ended June 30, 2018.

Revenues. From January 1, 2018 through December 31, 2018, the Company’s revenues were recognized in accordance with ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Effective January 1, 2019, revenues are recognized under ASU 2016-02, “Leases (Topic 842),” with the exception of royalty fee revenue derived from the Company’s licensees and revenue related to the Company’s customer loyalty program, which were approximately $33 million and $63 million during the three and six months ended June 30, 2019, respectively. The following table presents the Company’s revenues disaggregated by geography.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Americas	$1,627	$1,590	$2,954	$2,938
Europe, Middle East and Africa	572	600	1,005	1,047
Asia and Australasia	138	138	298	311
Total revenues	$2,337	$2,328	$4,257	$4,296

The following table presents the Company’s revenues disaggregated by brand.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Avis	$1,328	$1,351	$2,428	$2,496
Budget	816	777	1,467	1,419
Other	193	200	362	381
Total revenues	$2,337	$2,328	$4,257	$4,296
________
Other includes Zipcar and other operating brands.

Deferred Revenue. The following table presents changes in deferred revenue associated with the Company’s customer loyalty program.

	Six Months Ended June 30,
	2019	2018
Balance, January 1	$64	$69
Revenue deferred	12	10
Revenue recognized	(10)	(7)
Balance, June 30	$66	$72
_______
At June 30, 2019 and 2018, $22 million and $18 million was included in accounts payable and other current liabilities, respectively, and $44 million and $54 million, respectively, in other non-current liabilities. Non-current amounts are expected to be recognized as revenue within two to three years.

At January 1, 2018, the Company’s prepaid rentals and membership fees related to its car sharing business were $125 million. During the six months ended June 30, 2018, additional revenues of $989 million were deferred and revenues of $883 million were recognized. At June 30, 2018, the ending prepaid rentals and car sharing membership fees were $231 million, of which $229 million was included in accounts payable and other current liabilities and $2 million was included in other non-current liabilities.

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

Leases

On January 1, 2019, as the result of a new accounting pronouncement, the Company adopted Topic 842 along with related updates, which require a lessee to recognize all long-term leases on its balance sheet as a liability for its lease obligation, measured at the present value of lease payments not yet paid, and a corresponding asset representing its right to use the underlying asset over the lease term and expands disclosure of key information about leasing arrangements. Topic 842 does not significantly change a lessee’s recognition, measurement and presentation of expenses. Additionally, Topic 842 aligns key aspects of lessor accounting with the revenue recognition guidance in Topic 606.

The Company elected available practical expedients for existing or expired contracts of lessees and lessors wherein the Company is not required to reassess whether such contracts contain leases, the lease classification or the initial direct costs. The Company is not utilizing the practical expedient which allows the use of hindsight by lessees and lessors in determining the lease term and in assessing impairment of its right-of-use (“ROU”) assets. Additionally, the Company elected as accounting policies to not recognize ROU assets or lease liabilities for short-term property leases (i.e., those with a term of 12 months or less at lease commencement) and, by class of underlying asset, to combine lease and nonlease components in the contract. The Company utilized the transition method allowing entities to only apply the new lease standard in the year of adoption.

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

Recently Issued Accounting Pronouncements

Intangibles—Goodwill and Other—Internal—Use Software

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement That Is a Service Contract,” which provides guidance for determining when the arrangement includes a software license. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal use software license). The amendments in this update also require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, to present the expense in the same line in its statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in its statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in its balance sheet in the same line that a prepayment for the fees of the associated hosting arrangement would be presented. ASU 2018-15 becomes effective for the Company on January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of adopting this accounting pronouncement on its Consolidated Condensed Financial Statements.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which, along with related clarifying updates, set forth a current expected credit loss impairment model for financial assets that replaces the current incurred loss model. This model requires a financial asset (or group of financial assets), including trade receivables, measured at amortized cost to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. ASU 2016-13 becomes effective for the Company on January 1, 2020. Early adoption is permitted as of January 1, 2019. The adoption of this accounting pronouncement is not expected to have a material impact on the Company’s Consolidated Condensed Financial Statements.

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

The following table presents the Company’s lease revenues disaggregated by geography.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Americas	$1,617	$2,936
Europe, Middle East and Africa	553	967
Asia and Australasia	134	291
Total lease revenues	$2,304	$4,194

The following table presents the Company’s lease revenues disaggregated by brand.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Avis	$1,311	$2,394
Budget	804	1,444
Other	189	356
Total lease revenues	$2,304	$4,194
________
Other includes Zipcar and other operating brands.

Lessee

The Company has operating and finance leases for rental locations, corporate offices, vehicle rental fleet and equipment. Many of the Company’s operating leases for rental locations contain concession agreements with various airport authorities that allow the Company to conduct its vehicle rental operations on site. In general, concession fees for airport locations are based on a percentage of total commissionable revenue as defined by each airport authority, some of which are subject to minimum annual guaranteed amounts. Concession fees other than minimum annual guaranteed amounts are not included in the measurement of operating lease ROU assets and operating lease liabilities, and are recorded as variable lease expense as incurred. The Company’s operating leases for rental locations often also require the Company to pay or reimburse operating expenses.

The Company leases a portion of its vehicles under operating leases, some of which extend through 2025. As of June 30, 2019, the Company has guaranteed up to $278 million of residual values for these vehicles at the end of their respective lease terms. The Company believes that, based on current market conditions, the net proceeds from the sale of these vehicles at the end of their lease terms will equal or exceed their net book values and therefore has not recorded a liability related to guaranteed residual values.

The components of lease expense are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Property leases (a)
Operating lease expense	$179	$356
Variable lease expense	74	126
Sublease income	(3)	(4)
Total property lease expense	$250	$478

Vehicle leases
Finance lease expense:
Amortization of ROU assets (b)	$12	$23
Interest on lease liabilities (c)	1	2
Operating lease expense (b)	62	119
Total vehicle lease expense	$75	$144
__________

(a)	Primarily included in operating expense.

(b)	Included in vehicle depreciation and lease charges, net.

(c)	Included in vehicle interest, net.

Supplemental balance sheet information related to leases is as follows:

As of June 30, 2019
Property leases
Operating lease ROU assets	$2,409

Short-term operating lease liabilities (a)	$433
Long-term operating lease liabilities	1,995
Operating lease liabilities	$2,428

Weighted average remaining lease term	9.5 years
Weighted average discount rate	4.57%

Vehicle leases
Finance
Finance lease ROU assets, gross	$332
Accumulated amortization	(53)
Finance lease ROU assets, net (b)	$279

Short-term vehicle finance lease liabilities	$105
Long-term vehicle finance lease liabilities	141
Vehicle finance lease liabilities (c)	$246

Weighted average remaining lease term	1.6 years
Weighted average discount rate	1.48%

Operating
Vehicle operating lease ROU assets (d)	$216

Short-term vehicle operating lease liabilities	$170
Long-term vehicle operating lease liabilities	46
Vehicle operating lease liabilities (e)	$216

Weighted average remaining lease term	2.2 years
Weighted average discount rate	2.89%
_________

(a)	Included in Accounts payable and other current liabilities.

(b)	Included in Vehicles, net within Assets under vehicle programs.

(c)	Included in Debt within Liabilities under vehicle programs.

(d)	Included in Receivables from vehicle manufacturers and other within Assets under vehicle programs.

(e)	Included in Other within Liabilities under vehicle programs.

Supplemental cash flow information related to leases is as follows:

Six Months Ended June 30, 2019
Cash payments for lease liabilities within operating activities:
Property operating leases	$378
Vehicle operating leases	105
Vehicle finance leases	2
Cash payments for lease liabilities within financing activities:
Vehicle finance leases	90
Non-cash activities - increase (decrease) in ROU assets in exchange for lease liabilities:
Property operating leases (a)	(17)
Vehicle operating leases (a)	136
Vehicle finance leases	133

_________

(a)	ROU assets obtained in exchange for lease liabilities from initial recognition.

Maturities of lease liabilities as of June 30, 2019 are as follows:

	Property Operating Leases	Vehicle Finance Leases	Vehicle Operating Leases
Within 1 year	$531	$105	$149
Between 1 and 2 years	420	7	56
Between 2 and 3 years	360	129	14
Between 3 and 4 years	297	5	3
Between 4 and 5 years	229	—	—
Thereafter	1,199	—	—
Total lease payments	3,036	246	222
Less: Imputed interest	(608)	—	(6)
Total	$2,428	$246	$216

Future minimum lease payments required under noncancelable operating leases, including minimum concession fees charged by airport authorities, which in many locations are recoverable from vehicle rental customers, as of December 31, 2018, were as follows:

Amount
2019	$835
2020	476
2021	345
2022	253
2023	162
Thereafter	590
$2,661

3.	Restructuring and Other Related Charges

Restructuring

During first quarter 2019, the Company initiated a restructuring plan to drive global efficiency by improving processes and consolidating functions, and to create new objectives and strategies for its U.S. truck rental operations by reducing headcount, large vehicles and rental locations (“T19”). During the six months ended June 30, 2019, as part of this process, the Company formally communicated the termination of employment to approximately 240 employees, and as of June 30, 2019, the Company had terminated approximately 225 of these employees. The Company expects further restructuring expense of approximately $25 million related to this initiative to be incurred in 2019.

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

The following tables summarize the changes to our restructuring-related liabilities and identifies the amounts recorded within the Company’s reporting segments for restructuring charges and corresponding payments and utilizations:

	Americas	International	Total
Balance as of January 1, 2019	$—	$2	$2
Restructuring expense:
T19	25	8	33
Restructuring payment/utilization:
T19	(20)	(7)	(27)
Workforce planning	—	(1)	(1)
Balance as of June 30, 2019	$5	$2	$7

	Personnel Related	Other (a)	Total
Balance as of January 1, 2019	$1	$1	$2
Restructuring expense:
T19	13	20	33
Restructuring payment/utilization:
T19	(12)	(15)	(27)
Workforce planning	(1)	—	(1)
Balance as of June 30, 2019	$1	$6	$7

__________

(a)	Includes expenses primarily related to the disposition of vehicles.

Other Related Charges

Officer Separation Costs

In March 2019, the Company announced the resignation of Mark J. Servodidio as the Company’s President, International effective June 14, 2019. In connection with Mr. Servodidio’s departure, the Company recorded other related charges of approximately $3 million, inclusive of accelerated stock-based compensation expense.

In May 2019, the Company announced the resignation of Larry D. De Shon as the Company’s President and Chief Executive Officer. Mr. De Shon will continue to serve in his role until a successor has been named and will be employed by the Company through December 31, 2019. In connection with Mr. De Shon’s departure, the Company recorded other related charges of approximately $8 million, inclusive of accelerated stock-based compensation expense, and expects another $5 million to be incurred in 2019 for the remaining portion of accelerated stock-based compensation expense.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) for basic and diluted EPS	$62	$26	$(29)	$(61)

Basic weighted average shares outstanding	76.0	80.7	75.9	80.8
Options and non-vested stock (a)	0.4	0.8	—	—
Diluted weighted average shares outstanding	76.4	81.5	75.9	80.8

Earnings (loss) per share:
Basic	$0.81	$0.33	$(0.39)	$(0.75)
Diluted	$0.81	$0.32	$(0.39)	$(0.75)

__________

(a)
For the three months ended June 30, 2019 and 2018, 0.5 million and 0.2 million non-vested stock awards at June 30, 2019 and 2018, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. As the Company incurred a net loss for the six months ended June 30, 2019 and 2018, 0.1 million outstanding options, at June 30, 2018, and 1.2 million and 1.5 million non-vested stock awards at June 30, 2019 and 2018, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

5.	Acquisitions

Avis and Budget Licensees

In 2019, the Company completed the acquisitions of various licensees primarily in North America, for approximately $32 million, plus $19 million for acquired fleet. These investments were in-line with the Company’s strategy to re-acquire licensees when advantageous to expand its footprint of Company-operated locations. The acquired fleet was financed under the Company’s existing financing arrangements. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s Americas reportable segment. In connection with these acquisitions, approximately $21 million was recorded in goodwill, other intangibles of $7 million related to customer relationships and $4 million related to license agreements. The license agreements and customer relationships are being amortized over a weighted average useful life of approximately four years. The goodwill is expected to be deductible for tax purposes. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

6.	Other Current Assets

Other current assets consisted of:

	As of June 30, 2019	As of December 31, 2018
Sales and use taxes	$376	$180
Prepaid expenses	281	241
Other	175	183
Other current assets	$832	$604

7.	Intangible Assets

Intangible assets consisted of:

	As of June 30, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$308	$183	$125	$305	$168	$137
Customer relationships	258	154	104	251	141	110
Other	52	24	28	52	21	31
Total	$618	$361	$257	$608	$330	$278

Unamortized Intangible Assets
Goodwill	$1,107			$1,092
Trademarks	$549			$547

For the three months ended June 30, 2019 and 2018, amortization expense related to amortizable intangible assets was approximately $14 million and $19 million, respectively. For the six months ended June 30, 2019 and 2018, amortization expense related to amortizable intangible assets was approximately $31 million and $33 million, respectively. Based on the Company’s amortizable intangible assets at June 30, 2019, the Company expects amortization expense of approximately $27 million for the remainder of 2019, $51 million for 2020, $38 million for 2021, $27 million for 2022, $23 million for 2023 and $20 million for 2024, excluding effects of currency exchange rates.

8.	Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	June 30,	December 31,
	2019	2018
Rental vehicles	$15,466	$12,548
Less: Accumulated depreciation	(1,482)	(1,670)
	13,984	10,878
Vehicles held for sale	294	596
Vehicles, net	$14,278	$11,474

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Depreciation expense	$505	$536	$941	$996
Lease charges	62	64	119	120
(Gain) loss on sale of vehicles, net	(24)	(9)	(32)	(10)
Vehicle depreciation and lease charges, net	$543	$591	$1,028	$1,106

At June 30, 2019 and 2018, the Company had payables related to vehicle purchases included in liabilities under vehicle programs - other of $782 million and $856 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $214 million and $248 million, respectively.

9.	Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2019 was a benefit of 47.3%. Such rate differed from the Federal statutory rate of 21.0% primarily due to foreign taxes on our international operations, state taxes, and a one-time net tax benefit from the sale of equity investment in Anji during the second quarter of 2019.

The Company’s effective tax rate for the six months ended June 30, 2018 was a benefit of 33.0%. Such rate differed from the Federal statutory rate of 21.0% primarily due to U.S. and foreign taxes on our international operations and state taxes. Tax benefits associated with stock-based compensation increased the benefit for income taxes recorded in the current period.

10.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	June 30,	December 31,
	2019	2018
Short-term operating lease liabilities	$433	$—
Accounts payable	400	371
Deferred lease revenues – current	230	140
Accrued sales and use taxes	228	208
Accrued payroll and related	185	200
Accrued advertising and marketing	180	192
Public liability and property damage insurance liabilities – current	152	149
Other	441	433
Accounts payable and other current liabilities	$2,249	$1,693

11.	Long-term Corporate Debt and Borrowing Arrangements

Long-term corporate debt and borrowing arrangements consisted of:

		As of	As of
	Maturity Dates	June 30,	December 31,
		2019	2018
5½% Senior Notes (a)	April 2023	$675	$675
6⅜% Senior Notes	April 2024	350	350
4⅛% euro-denominated Senior Notes	November 2024	341	344
Floating Rate Term Loan (b)	February 2025	1,118	1,123
5¼% Senior Notes	March 2025	375	375
4½% euro-denominated Senior Notes	May 2025	284	287
4¾% euro-denominated Senior Notes	January 2026	398	401
Other (c)		34	41
Deferred financing fees		(40)	(45)
Total		3,535	3,551
Less: Short-term debt and current portion of long-term debt		420	23
Long-term debt		$3,115	$3,528

__________

(a)	A portion of these notes have been called for redemption.

(b)
The floating rate term loan is part of the Company’s senior revolving credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of June 30, 2019, the floating rate term loan due 2025 bears interest at one-month LIBOR plus 200 basis points, for an aggregate rate of 4.41%. The Company has entered into a swap to hedge $700 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.67%.

(c)	Primarily includes finance leases which are secured by liens on the related assets.

In June 2019, the Company called $400 million of its 5½% Senior Notes due April 2023 to be redeemed upon the issuance of its 5¾% Senior Notes in July 2019 (see Note 19–Subsequent Events.)

Committed Credit Facilities and Available Funding Arrangements

At June 30, 2019, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2023 (a)	$1,800	$—	$1,225	$575
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

At June 30, 2019, the Company had various uncommitted credit facilities available, under which it had drawn approximately $1 million, which bear interest at rates between 0.79% and 1.53%.
Debt Covenants

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility also contains a consolidated first lien leverage ratio requirement. As of June 30, 2019, the Company was in compliance with the financial covenants governing its indebtedness.

12.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	June 30,	December 31,
	2019	2018
Americas - Debt due to Avis Budget Rental Car Funding (a)	$8,951	$7,393
Americas - Debt borrowings (a)	986	635
International - Debt borrowings (a)	2,342	2,060
International - Finance leases (a)	226	191
Other	1	2
Deferred financing fees (b)	(50)	(49)
Total	$12,456	$10,232
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company’s car rental fleet.

(b)	Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of June 30, 2019 and December 31, 2018 was $38 million and $35 million, respectively.

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

Debt Maturities

The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at June 30, 2019.

Debt under Vehicle Programs (a)
Within 1 year	$1,636
Between 1 and 2 years (b)	4,747
Between 2 and 3 years (c)	3,102
Between 3 and 4 years	1,207
Between 4 and 5 years	1,275
Thereafter	539
Total	$12,506

__________

(a)	Vehicle-backed debt primarily represents asset-backed securities.

(b)	Includes $3.5 billion of bank and bank-sponsored facilities.

(c)	Includes $1.7 billion of bank and bank-sponsored facilities.

Committed Credit Facilities and Available Funding Arrangements

As of June 30, 2019, available funding under the Company’s vehicle programs, including related party debt due to Avis Budget Rental Car Funding, consisted of:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding	$9,526	$8,951	$575
Americas - Debt borrowings	1,008	986	22
International - Debt borrowings	3,017	2,342	675
International - Finance leases	248	226	22
Other	1	1	—
Total	$13,800	$12,506	$1,294

__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)
The outstanding debt is collateralized by vehicles and related assets of $10.4 billion for Americas - Debt due to Avis Budget Rental Car Funding; $1.1 billion for Americas - Debt borrowings; $2.7 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants

The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of June 30, 2019, the Company is not aware of any instances of non-compliance with any of the financial covenants contained in the debt agreements under its vehicle-backed funding programs.

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

The Company is involved in claims, legal proceedings and governmental inquiries that are incidental to its vehicle rental and car sharing operations, including, among others, contract and licensee disputes, competition matters, employment and wage-and-hour claims, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. The Company estimates that the potential exposure resulting from adverse outcomes of legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $45 million in excess of amounts accrued as of June 30, 2019. The Company does not believe that the impact should result in a material liability to the Company in relation to its consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $3.1 billion of vehicles from manufacturers over the next 12 months financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations

Concentrations of credit risk at June 30, 2019 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $25 million and $15 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

14.	Stockholders’ Equity

Share Repurchases

The Company’s Board of Directors has authorized the repurchase of up to $1.7 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in August 2018. During the six months ended June 30, 2019, the Company did not repurchase any shares of common stock under the program. During the six months ended June 30, 2018, the Company repurchased approximately 1.6 million shares of common stock at a cost of approximately $67 million under the program. As of June 30, 2019, approximately $150 million of authorization remains available to repurchase common stock under this plan. In August 2019, the Company’s Board of Directors increased the Company’s share repurchase program authorization by $100 million.

In June 2019 as part of its share repurchase program, the Company entered into a structured repurchase agreement involving the use of capped call options for the purchase of the Company’s common stock. The Company paid a fixed sum upon the execution of the agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon the expiration dates set forth in the agreement, if the closing market price of our common stock is above the pre-determined price, the Company’s initial investment will be returned with a premium. If the closing market price of our common stock is at or below the pre-

determined price, the Company will receive the number of shares specified in the agreement. The Company paid net premiums of $16 million to enter into this agreement, which is recorded as a reduction of additional paid in capital. As of June 30, 2019, the Company had outstanding options for the purchase of 0.6 million shares that will settle during 2019.

Total Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income (loss).

The components of other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$62	$26	$(29)	$(61)
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $4, $(10), $(2), and $(5) respectively)	9	(54)	10	(53)
Net unrealized gain (loss) on cash flow hedges (net of tax of $4, $(1), and $7, and $(3) respectively)	(13)	2	(21)	8
Minimum pension liability adjustment (net of tax of $0, $0, $0, and $(1), respectively)	2	2	4	3
	(2)	(50)	(7)	(42)
Comprehensive income (loss)	$60	$(24)	$(36)	$(103)
__________
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(a)	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Minimum Pension Liability Adjustment(b)	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2018	$(3)	$2	$—	$(132)	$(133)
Cumulative effect of accounting change (c)	—	1	—	—	1
Balance, January 1, 2019	$(3)	$3	$—	$(132)	$(132)
Other comprehensive income (loss) before reclassifications	10	(19)	—	1	(8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2)	—	3	1
Net current-period other comprehensive income (loss)	10	(21)	—	4	(7)
Balance, June 30, 2019	$7	$(18)	$—	$(128)	$(139)

Balance, December 31, 2017	$71	$5	$2	$(102)	$(24)
Cumulative effect of accounting change	7	1	(2)	(12)	(6)
Balance, January 1, 2018	$78	$6	$—	$(114)	$(30)
Other comprehensive income (loss) before reclassifications	(53)	8	—	1	(44)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	2	2
Net current-period other comprehensive income (loss)	(53)	8	—	3	(42)
Balance, June 30, 2018	$25	$14	$—	$(111)	$(72)

__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include a $69 million gain, net of tax, as of June 30, 2019 related to the Company’s hedge of its net investment in euro-denominated foreign operations (see Note 16–Financial Instruments).

(a)
For the three and six months ended June 30, 2019, the amount reclassified from accumulated other comprehensive income (loss) into corporate interest expense was $1 million ($1 million, net of tax) and $3 million ($2 million, net of tax), respectively.

(b)
For the three and six months ended June 30, 2019, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $2 million ($2 million, net of tax) and $4 million ($3 million, net of tax), respectively. For the three and six months ended June 30, 2018, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $2 million ($1 million, net of tax) and $4 million ($2 million, net of tax), respectively.

(c)	See Note 1–Basis of Presentation for the impact of adoption of ASU 2017-12.

15.	Stock-Based Compensation

The Company recorded stock-based compensation expense of $7 million ($5 million, net of tax) during the three months ended June 30, 2019 and 2018, in each period, and $12 million and ($9 million, net of tax) during the six months ended June 30, 2019 and 2018, in each period.

The activity related to restricted stock units (“RSUs”) consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2019	838	$38.67
Granted (a)	485	34.90
Vested (b)	(361)	35.80
Forfeited	(55)	38.73
Outstanding and expected to vest at June 30, 2019 (c)	907	$37.79	1.3	$32
Performance-based and market-based RSUs
Outstanding at January 1, 2019	1,169	$35.14
Granted (a)	522	34.87
Vested	—	—
Forfeited	(430)	24.85
Outstanding at June 30, 2019	1,261	$38.54	1.8	$44
Outstanding and expected to vest at June 30, 2019 (c)	518	$39.96	2.1	$18
__________

(a)
Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs and performance-based RSUs granted during the six months ended June 30, 2018 was $48.66 and $48.72, respectively.

(b)	The total fair value of RSUs vested during June 30, 2019 and 2018 was $13 million, in each period.

(c)	Aggregate unrecognized compensation expense related to time-based RSUs and performance-based RSUs amounted to $40 million and will be recognized over a weighted average vesting period of 1.6 years.

The stock option activity consisted of (in thousands of shares):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2019	57	$0.79	0.1	$1
Granted	—	—		—
Exercised (a)	(57)	0.79		1
Forfeited/expired	—	—		—
Outstanding and exercisable at June 30, 2019	—	$—	—	$—

__________

(a)	Stock options exercised during the six months ended June 30, 2018 had an intrinsic value of $7 million and the cash received was $2 million.

16.	Financial Instruments

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

Interest Rate Risk. The Company uses various hedging strategies including interest rate swaps and interest rate caps to create what it deems an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps and interest rate caps to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. The Company records the changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. The Company records the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, currently in earnings and are presented in the same line of the income statement expected for the hedged item. The Company estimates that an immaterial amount of gains currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.

Commodity Risk. The Company periodically enters into derivative commodity contracts to manage its exposure to changes in the price of gasoline. These instruments were designated as freestanding derivatives and the changes in fair value are recorded in earnings and are presented in the same line of the income statement expected for the hedged item.

The Company held derivative instruments with absolute notional values as follows:

As of June 30, 2019
Foreign exchange contracts	$1,393
Interest rate caps (a)	8,398
Interest rate swaps	1,500

Commodity contracts (millions of gallons of unleaded gasoline)	9
__________

(a)
Represents $5.7 billion of interest rate caps sold, partially offset by approximately $2.7 billion of interest rate caps purchased. These amounts exclude $3.0 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary as it is not consolidated by the Company.

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of June 30, 2019		As of December 31, 2018
	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	$1	$26	$12	$8

Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	5	8	5	11
Interest rate caps (c)	—	—	—	2
Commodity contracts (b)	2	—	—	1
Total	$8	$34	$17	$22
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income (loss), as discussed in Note 14-Stockholders’ Equity.

(a)	Included in other non-current assets or other non-current liabilities.

(b)	Included in other current assets or other current liabilities.

(c)	Included in assets under vehicle programs or liabilities under vehicle programs.

The effects of derivatives recognized in the Company’s Consolidated Condensed Financial Statements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$(13)	$2	$(21)	$8
Euro-denominated notes (c)	(11)	26	5	13
Derivatives not designated as hedging instruments (d)
Foreign exchange contracts (e)	10	28	11	19
Interest rate caps (f)	—	(1)	—	(1)
Commodity contracts (g)	1	1	4	1
Total	$(13)	$56	$(1)	$40
__________

(a)	Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.

(b)
Classified as a net unrealized gain (loss) on cash flow hedges in accumulated other comprehensive income (loss). Refer to Note 14–Stockholders’ Equity for amounts reclassified from accumulated other comprehensive income into earnings.

(c)	Classified as a net investment hedge within currency translation adjustment in accumulated other comprehensive income (loss).

(d)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.

(e)
For the three months ended June 30, 2019, included a $15 million gain in interest expense and a $5 million loss in operating expense and for the six months ended June 30, 2019, included a $11 million gain in interest expense. For the three months ended June 30, 2018, included $20 million gain in interest expense and a $8 million gain in operating expense and for the six months ended June 30, 2018, included a $7 million gain in interest expense and a $12 million gain in operating expense.

(f)	Included primarily in vehicle interest, net.

(g)	Included in operating expense.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments were as follows:

	As of June 30, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$420	$431	$23	$23
Long-term debt	3,115	3,233	3,528	3,462

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$8,913	$9,067	$7,358	$7,383
Vehicle-backed debt	3,540	3,557	2,871	2,881
Interest rate swaps and interest rate caps (a)	3	3	3	3
__________

(a)	Derivatives in a liability position.

17.	Segment Information

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

Management evaluates the operating results of each of its reportable segments based upon revenues and “Adjusted EBITDA,” which the Company defines as income (loss) from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net charges for unprecedented personal-injury legal matters, non-operational charges related to shareholder activist activity, gain on sale of equity method investment in Anji and income taxes. Net charges for unprecedented personal-injury legal matters and gain on sale of equity method investment in Anji are recorded within operating expenses in the Company’s Consolidated Condensed Statement of Comprehensive Income. Non-operational charges related to shareholder activist activity include third party advisory, legal and other professional service fees and are recorded within selling, general and administrative expenses in the Company’s Consolidated Condensed Statement of Comprehensive Income. The Company has revised the definition of Adjusted EBITDA to exclude the gain on sale of equity method investment in Anji. The Company did not revise prior years’ Adjusted EBITDA because there were no gains similar in nature to this gain. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

		Three Months Ended June 30,
		2019		2018
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$1,627	$152	$1,590	$107
	International	710	39	738	71
	Corporate and Other (a)	—	(16)	—	(17)
Total Company		$2,337	$175	$2,328	$161

Reconciliation of Adjusted EBITDA to income before income taxes
			2019		2018
	Adjusted EBITDA		$175		$161
Less:	Non-vehicle related depreciation and amortization		66		67
	Interest expense related to corporate debt, net		48		49
	Restructuring and other related charges		23		4
	Transaction-related costs, net		1		3
	Gain on sale of equity method investment in Anji		(44)		—
	Income before income taxes		$81		$38
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

		Six Months Ended June 30,
		2019		2018
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$2,954	$187	$2,938	$122
	International	1,303	18	1,358	74
	Corporate and Other (a)	—	(31)	—	(33)
Total Company		$4,257	$174	$4,296	$163

Reconciliation of Adjusted EBITDA to loss before income taxes
			2019		2018
	Adjusted EBITDA		$174		$163
Less:	Non-vehicle related depreciation and amortization		133		128
	Interest expense related to corporate debt, net:
	Interest expense		90		95
	Early extinguishment of debt		—		5
	Restructuring and other related charges		44		10
	Transaction-related costs, net		6		7
	Non-operational charges related to shareholder activist activity		—		9
	Gain on sale of equity method investment in Anji		(44)		—
	Loss before income taxes		$(55)		$(91)
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

As of June 30, 2019 and December 31, 2018, Americas’ segment assets exclusive of assets under vehicle programs were approximately $5.9 billion and $3.8 billion, respectively, and International segment assets exclusive of assets under vehicle programs were approximately $3.0 billion and $2.5 billion, respectively. The increases in assets exclusive of assets under vehicle programs is primarily due to the adoption of ASU 2016-02 (see Note 1–Basis of Presentation).

As of June 30, 2019 and December 31, 2018, Americas’ assets under vehicle programs were approximately $11.8 billion and $9.7 billion, respectively, and International assets under vehicle programs were approximately $3.6 billion and $3.1 billion, respectively. The increases in assets under vehicle programs is primarily due to seasonality.

18.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, Consolidating Condensed Balance Sheets as of June 30, 2019 and December 31, 2018, and Consolidating Condensed Statements of Cash Flows for the six months ended June 30, 2019 and 2018 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, and the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the notes issued by the Subsidiary Issuers. See Note 11–Long-term Corporate Debt and Borrowing Arrangements for additional description of these guaranteed notes. The Senior Notes are guaranteed by the Parent and certain subsidiaries.

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

	As of June 30,
	2019		2018
	Non-Guarantor	Total	Non-Guarantor	Total
Cash and cash equivalents	$520	$534	$475	$489
Program cash	48	48	161	161
Restricted cash (a)	3	3	11	11
Total cash and cash equivalents, program and restricted cash	$571	$585	$647	$661
_________

(a)	Included within other current assets.

Consolidating Condensed Statements of Comprehensive Income

Three Months Ended June 30, 2019

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$—	$1,442	$1,541	$(646)	$2,337

Expenses
Operating	1	—	720	451	—	1,172
Vehicle depreciation and lease charges, net	—	—	597	521	(575)	543
Selling, general and administrative	10	6	168	129	—	313
Vehicle interest, net	—	—	72	89	(71)	90
Non-vehicle related depreciation and amortization	—	5	35	26	—	66
Interest expense related to corporate debt, net:
Interest expense	—	34	1	13	—	48
Intercompany interest expense (income)	(3)	22	7	(26)	—	—
Restructuring and other related charges	8	—	11	4	—	23
Transaction-related costs, net	—	1	(7)	7	—	1
Total expenses	16	68	1,604	1,214	(646)	2,256
Income (loss) before income taxes and equity in earnings of subsidiaries	(16)	(68)	(162)	327	—	81
Provision for (benefit from) income taxes	(6)	(24)	39	10	—	19
Equity in earnings of subsidiaries	72	116	317	—	(505)	—
Net income	$62	$72	$116	$317	$(505)	$62

Comprehensive income	$60	$70	$126	$326	$(522)	$60

Six Months Ended June 30, 2019

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$—	$2,630	$2,845	$(1,218)	$4,257

Expenses
Operating	1	—	1,334	908	—	2,243
Vehicle depreciation and lease charges, net	—	—	1,126	985	(1,083)	1,028
Selling, general and administrative	21	8	331	237	—	597
Vehicle interest, net	—	—	135	171	(135)	171
Non-vehicle related depreciation and amortization	—	5	73	55	—	133
Interest expense related to corporate debt, net:
Interest expense	—	68	1	21	—	90
Intercompany interest expense (income)	(6)	8	14	(16)	—	—
Restructuring and other related charges	11	—	25	8	—	44
Transaction-related costs, net	—	1	(6)	11	—	6
Total expenses	27	90	3,033	2,380	(1,218)	4,312
Income (loss) before income taxes and equity in earnings of subsidiaries	(27)	(90)	(403)	465	—	(55)
Provision for (benefit from) income taxes	(10)	(32)	24	(8)	—	(26)
Equity in earnings (loss) of subsidiaries	(12)	46	473	—	(507)	—
Net income (loss)	$(29)	$(12)	$46	$473	$(507)	$(29)

Comprehensive income (loss)	$(36)	$(19)	$58	$484	$(523)	$(36)

Three Months Ended June 30, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$—	$1,395	$1,590	$(657)	$2,328

Expenses
Operating	1	(3)	677	500	—	1,175
Vehicle depreciation and lease charges, net	—	—	605	582	(596)	591
Selling, general and administrative	10	3	176	132	—	321
Vehicle interest, net	—	—	61	80	(61)	80
Non-vehicle related depreciation and amortization	—	1	36	30	—	67
Interest expense related to corporate debt, net:
Interest expense	—	39	1	9	—	49
Intercompany interest expense (income)	(3)	(31)	5	29	—	—
Restructuring and other related charges	—	—	1	3	—	4
Transaction-related costs, net	—	1	1	1	—	3
Total expenses	8	10	1,563	1,366	(657)	2,290
Income (loss) before income taxes and equity in earnings of subsidiaries	(8)	(10)	(168)	224	—	38
Provision for (benefit from) income taxes	(5)	(3)	14	6	—	12
Equity in earnings of subsidiaries	29	36	218	—	(283)	—
Net income	$26	$29	$36	$218	$(283)	$26

Comprehensive income (loss)	$(24)	$(21)	$(16)	$165	$(128)	$(24)

Six Months Ended June 30, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$—	$2,579	$2,949	$(1,232)	$4,296

Expenses
Operating	2	1	1,298	966	—	2,267
Vehicle depreciation and lease charges, net	—	—	1,141	1,086	(1,121)	1,106
Selling, general and administrative	28	6	331	252	—	617
Vehicle interest, net	—	—	113	150	(111)	152
Non-vehicle related depreciation and amortization	—	1	72	55	—	128
Interest expense related to corporate debt, net:
Interest expense	—	78	2	15	—	95
Intercompany interest expense (income)	(6)	(9)	11	4	—	—
Early extinguishment of debt	—	5	—	—	—	5
Restructuring and other related charges	—	—	4	6	—	10
Transaction-related costs, net	—	1	1	5	—	7
Total expenses	24	83	2,973	2,539	(1,232)	4,387
Income (loss) before income taxes and equity in earnings of subsidiaries	(24)	(83)	(394)	410	—	(91)
Provision for (benefit from) income taxes	(11)	(22)	(5)	8	—	(30)
Equity in earnings (loss) of subsidiaries	(48)	13	402	—	(367)	—
Net income (loss)	$(61)	$(48)	$13	$402	$(367)	$(61)

Comprehensive income (loss)	$(103)	$(90)	$(37)	$349	$(222)	$(103)

Consolidating Condensed Balance Sheets

As of June 30, 2019

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$1	$12	$1	$520	$—	$534
Receivables, net	—	—	277	643	—	920
Other current assets	1	134	131	566	—	832
Total current assets	2	146	409	1,729	—	2,286

Property and equipment, net	—	214	326	209	—	749
Operating lease right-of-use assets	—	700	1,138	571	—	2,409
Deferred income taxes	14	1,136	207	81	—	1,438
Goodwill	—	—	471	636	—	1,107
Other intangibles, net	—	25	471	310	—	806
Other non-current assets	49	32	15	127	—	223
Intercompany receivables	165	416	2,213	1,372	(4,166)	—
Investment in subsidiaries	203	4,779	3,847	—	(8,829)	—
Total assets exclusive of assets under vehicle programs	433	7,448	9,097	5,035	(12,995)	9,018

Assets under vehicle programs:
Program cash	—	—	—	48	—	48
Vehicles, net	—	68	52	14,158	—	14,278
Receivables from vehicle manufacturers and other	—	3	94	335	—	432
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	679	—	679
	—	71	146	15,220	—	15,437
Total assets	$433	$7,519	$9,243	$20,255	$(12,995)	$24,455

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$15	$297	$862	$1,075	$—	$2,249
Short-term debt and current portion of long-term debt	—	415	2	3	—	420
Total current liabilities	15	712	864	1,078	—	2,669

Long-term debt	—	2,099	2	1,014	—	3,115
Long-term operating lease liabilities	—	622	968	405	—	1,995
Other non-current liabilities	42	102	229	379	—	752
Intercompany payables	—	3,749	416	1	(4,166)	—
Total liabilities exclusive of liabilities under vehicle programs	57	7,284	2,479	2,877	(4,166)	8,531

Liabilities under vehicle programs:
Debt	—	32	46	3,465	—	3,543
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	8,913	—	8,913
Deferred income taxes	—	—	1,840	189	—	2,029
Other	—	—	99	964	—	1,063
	—	32	1,985	13,531	—	15,548
Total stockholders’ equity	376	203	4,779	3,847	(8,829)	376
Total liabilities and stockholders’ equity	$433	$7,519	$9,243	$20,255	$(12,995)	$24,455

As of December 31, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$1	$12	$1	$601	$—	$615
Receivables, net	—	—	239	716	—	955
Other current assets	5	112	116	371	—	604
Total current assets	6	124	356	1,688	—	2,174

Property and equipment, net	—	199	319	218	—	736
Deferred income taxes	13	1,015	207	66	—	1,301
Goodwill	—	—	471	621	—	1,092
Other intangibles, net	—	26	475	324	—	825
Other non-current assets	47	39	16	140	—	242
Intercompany receivables	159	404	2,104	1,262	(3,929)	—
Investment in subsidiaries	246	4,786	3,852	—	(8,884)	—
Total assets exclusive of assets under vehicle programs	471	6,593	7,800	4,319	(12,813)	6,370

Assets under vehicle programs:
Program cash	—	—	—	115	—	115
Vehicles, net	—	55	54	11,365	—	11,474
Receivables from vehicle manufacturers and other	—	2	—	629	—	631
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	559	—	559
	—	57	54	12,668	—	12,779
Total assets	$471	$6,650	$7,854	$16,987	$(12,813)	$19,149

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$16	$246	$582	$849	$—	$1,693
Short-term debt and current portion of long-term debt	—	18	3	2	—	23
Total current liabilities	16	264	585	851	—	1,716

Long-term debt	—	2,501	3	1,024	—	3,528
Other non-current liabilities	41	87	257	382	—	767
Intercompany payables	—	3,524	404	1	(3,929)	—
Total liabilities exclusive of liabilities under vehicle programs	57	6,376	1,249	2,258	(3,929)	6,011

Liabilities under vehicle programs:
Debt	—	28	49	2,797	—	2,874
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	7,358	—	7,358
Deferred income taxes	—	—	1,770	191	—	1,961
Other	—	—	—	531	—	531
	—	28	1,819	10,877	—	12,724
Total stockholders’ equity	414	246	4,786	3,852	(8,884)	414
Total liabilities and stockholders’ equity	$471	$6,650	$7,854	$16,987	$(12,813)	$19,149

Consolidating Condensed Statements of Cash Flows

Six Months Ended June 30, 2019

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$20	$43	$50	$868	$(16)	$965

Investing activities
Property and equipment additions	—	(35)	(49)	(33)	—	(117)
Proceeds received on asset sales	—	1	—	5	—	6
Net assets acquired (net of cash acquired)	—	—	(4)	(50)	—	(54)
Other, net	—	—	12	69	—	81
Net cash provided by (used in) investing activities exclusive of vehicle programs	—	(34)	(41)	(9)	—	(84)

Vehicle programs:
Investment in vehicles	—	(5)	(2)	(8,708)	—	(8,715)
Proceeds received on disposition of vehicles	—	24	—	5,749	—	5,773
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	—	—	—	(167)	—	(167)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	—	—	—	47	—	47
	—	19	(2)	(3,079)	—	(3,062)
Net cash provided by (used in) investing activities	—	(15)	(43)	(3,088)	—	(3,146)

Financing activities
Proceeds from long-term borrowings	—	—	—	2	—	2
Payments on long-term borrowings	—	(9)	(2)	(1)	—	(12)
Repurchases of common stock	(4)	—	—	—	—	(4)
Other, net	(16)	(17)	—	—	16	(17)
Net cash provided by (used in) financing activities exclusive of vehicle programs	(20)	(26)	(2)	1	16	(31)

Vehicle programs:
Proceeds from borrowings	—	—	—	11,758	—	11,758
Payments on borrowings	—	(2)	(5)	(9,681)	—	(9,688)
Debt financing fees	—	—	—	(12)	—	(12)
	—	(2)	(5)	2,065	—	2,058
Net cash provided by (used in) financing activities	(20)	(28)	(7)	2,066	16	2,027

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	—	—	—	4	—	4

Net decrease in cash and cash equivalents, program and restricted cash	—	—	—	(150)	—	(150)
Cash and cash equivalents, program and restricted cash, beginning of period	1	12	1	721	—	735
Cash and cash equivalents, program and restricted cash, end of period	$1	$12	$1	$571	$—	$585

Six Months Ended June 30, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used-in) operating activities	$75	$107	$66	$968	$(95)	$1,121

Investing activities
Property and equipment additions	—	(33)	(43)	(39)	—	(115)
Proceeds received on asset sales	—	2	—	4	—	6
Net assets acquired (net of cash acquired)	—	(3)	(4)	(21)	—	(28)
Other, net	—	—	—	(37)	—	(37)
Net cash provided by (used in) investing activities exclusive of vehicle programs	—	(34)	(47)	(93)	—	(174)

Vehicle programs:
Investment in vehicles	—	(1)	(1)	(8,357)	—	(8,359)
Proceeds received on disposition of vehicles	—	17	—	4,790	—	4,807
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	—	—	—	(22)	—	(22)
	—	16	(1)	(3,589)	—	(3,574)
Net cash provided by (used in) investing activities	—	(18)	(48)	(3,682)	—	(3,748)

Financing activities
Proceeds from long-term borrowings	—	81	—	—	—	81
Payments on long-term borrowings	—	(92)	(1)	(1)	—	(94)
Net change in short-term borrowings	—	—	—	(2)	—	(2)
Repurchases of common stock	(78)	—	—	—	—	(78)
Debt financing fees	—	(9)	—	—	—	(9)
Other, net	2	(71)	(12)	(12)	95	2
Net cash provided by (used in) financing activities exclusive of vehicle programs	(76)	(91)	(13)	(15)	95	(100)

Vehicle programs:
Proceeds from borrowings	—	—	—	10,145	—	10,145
Payments on borrowings	—	(1)	(5)	(7,637)	—	(7,643)
Debt financing fees	—	—	—	(13)	—	(13)
	—	(1)	(5)	2,495	—	2,489
Net cash provided by (used in) financing activities	(76)	(92)	(18)	2,480	95	2,389

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	—	—	—	(2)	—	(2)

Net decrease in cash and cash equivalents, program and restricted cash	(1)	(3)	—	(236)	—	(240)
Cash and cash equivalents, program and restricted cash, beginning of period	4	14	—	883	—	901
Cash and cash equivalents, program and restricted cash, end of period	$3	$11	$—	$647	$—	$661

19.	Subsequent Events

In July 2019, the Company issued $400 million of 5¾% Senior Notes due July 2027, at par. The Company used the net proceeds from the offering to redeem a portion of its 5½% Senior Notes due April 2023 for $400 million plus accrued interest.

In August 2019, the Company’s Board of Directors increased the Company’s share repurchase program authorization by $100 million.

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

OVERVIEW

Our Company

We operate three of the most globally recognized brands in mobility solutions, Avis, Budget and Zipcar, together with several other regional brands well recognized in their respective markets. We are a leading vehicle rental operator in North America, Europe and Australasia with an average rental fleet during 2018 of nearly 650,000 vehicles. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

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

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenues and “Adjusted EBITDA,” which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net charges for unprecedented personal-injury legal matters, non-operational charges related to shareholder activist activity, gain on sale of equity method investment in Anji and income taxes. Net charges for unprecedented personal-injury legal matters and gain on sale of equity method investment in Anji are recorded within operating expenses in our consolidated condensed statement of operations. Non-operational charges related to shareholder activist activity include third party advisory, legal and other professional service fees and are recorded within selling, general and administrative expenses in our consolidated results of operations. We have revised our definition of Adjusted EBITDA to exclude the gain on sale of equity method investment in Anji. We did not revise prior years’ Adjusted EBITDA amounts because there were no gains similar in nature to this gain. We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our operating businesses and in comparing our results from period to period. We also believe that Adjusted EBITDA is useful to investors because it allows them to assess our results of operations and financial condition on the same basis that management uses internally. Adjusted EBITDA is a non-GAAP measure and should not be considered in isolation or as a substitute for net income or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

During the six months ended June 30, 2019:

•	Our revenues totaled $4.3 billion and decreased 1% compared to the similar period in 2018, primarily due to a 2% negative impact from currency exchange rate movements.

•
Our net loss was $29 million and our Adjusted EBITDA was $174 million, representing an $11 million year-over-year increase, primarily due to Americas’ lower per-unit fleet costs, partially offset by lower revenues, higher salaries, wages and related benefits and higher interest rates.

Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018

Our consolidated condensed results of operations comprised the following:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Revenues	$2,337	$2,328	$9	0%

Expenses
Operating	1,172	1,175	(3)	0%
Vehicle depreciation and lease charges, net	543	591	(48)	(8%)
Selling, general and administrative	313	321	(8)	(2%)
Vehicle interest, net	90	80	10	13%
Non-vehicle related depreciation and amortization	66	67	(1)	(1%)
Interest expense related to corporate debt, net	48	49	(1)	(2%)
Restructuring and other related charges	23	4	19	n/m
Transaction-related costs, net	1	3	(2)	(67%)
Total expenses	2,256	2,290	(34)	(1%)

Income before income taxes	81	38	43	n/m
Provision for income taxes	19	12	7	58%

Net income	$62	$26	$36	n/m
__________

n/m	Not meaningful.

Revenues during the three months ended June 30, 2019 were comparable to the similar period in 2018, primarily as a result of a 2% increase in volume, partially offset by a $46 million negative impact from currency exchange rate movements. Total expenses decreased during the three months ended June 30, 2019 compared to the similar period in 2018, primarily due to a $44 million gain on the sale of an equity method investment in Anji, Americas’ lower per-unit fleet costs and a $32 million favorable impact from currency exchange rate movements, partially offset by higher salaries, wages and related benefits and higher interest rates.

Operating expenses decreased to 50.2% of revenue during the three months ended June 30, 2019 compared to 50.5% during the similar period in 2018. Vehicle depreciation and lease charges decreased to 23.2% of revenue during the three months ended June 30, 2019 compared to 25.4% during the similar period in 2018, primarily due to Americas’ lower per-unit fleet costs. Selling, general and administrative costs decreased to 13.4% of revenue during the three months ended June 30, 2019 compared to 13.8% during the similar period in 2018, primarily due to lower marketing commissions, partially offset by higher salaries, wages, and related benefits. Vehicle interest costs increased to 3.9% of revenue during the three months ended June 30, 2019 compared to 3.5% during the similar period in 2018, due to higher interest rates.

Our effective tax rates were provisions of 23% and 32% for the three months ended June 30, 2019 and 2018, respectively. As a result of these items, our net income increased by $36 million compared to 2018.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,
	2019		2018
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$1,627	$152	$1,590	$107
International	710	39	738	71
Corporate and Other (a)	—	(16)	—	(17)
Total Company	$2,337	$175	$2,328	$161

	Reconciliation to Adjusted EBITDA
			2019	2018
Net income			$62	$26
Provision for income taxes			19	12
Income before income taxes			81	38

Add:	Non-vehicle related depreciation and amortization		66	67
Interest expense related to corporate debt, net			48	49
Restructuring and other related charges			23	4
Transaction-related costs, net (b)			1	3
Gain on sale of equity method investment in Anji (c)			(44)	—
Adjusted EBITDA			$175	$161
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Primarily comprised of acquisition- and integration-related expenses.

(c)	Reported within operating expenses in our consolidated condensed results of operations (see Note 1 to our Consolidated Condensed Financial Statements).

Americas

	Three Months Ended June 30,
	2019	2018	% Change
Revenues	$1,627	$1,590	2%
Adjusted EBITDA	152	107	42%

Revenues increased 2% during the three months ended June 30, 2019 compared to the similar period in 2018, primarily due to 2% increase in volume and a 1% increase in revenue per day, partially offset by a $3 million negative impact from currency exchange rate movements.

Operating expenses increased to 50.4% of revenue during the three months ended June 30, 2019 compared to 49.2% during the similar period in 2018, primarily due to higher maintenance and damage expense and increased salaries, wages, and related benefits. Vehicle depreciation and lease charges decreased to 24.2% of revenue during the three months ended June 30, 2019 compared to 27.5% during the similar period in 2018, primarily due to a 10% decrease in per-unit fleet costs and higher utilization. Selling, general and administrative costs decreased to 11.5% of revenue during the three months ended June 30, 2019 compared to 12.3% during the similar period in 2018, primarily due to lower marketing commissions, partially offset by higher salaries, wages, and related benefits. Vehicle interest costs increased to 4.6% of revenue during the three months ended June 30, 2019 compared to 4.3% during the similar period in 2018, due to higher interest rates.

Adjusted EBITDA was $45 million higher in second quarter 2019 compared to the similar period in 2018, primarily due to higher revenues, lower per-unit fleet costs and higher utilization, partially offset by higher maintenance and damage expense, higher salaries, wages, and related benefits and higher interest rates.

International

	Three Months Ended June 30,
	2019	2018	% Change
Revenues	$710	$738	(4%)
Adjusted EBITDA	39	71	(45%)

Revenues decreased 4% during the three months ended June 30, 2019, compared to the similar period in 2018, primarily due to a 1% decrease in revenue per day excluding exchange rate movements and a $43 million negative impact from currency exchange rate movements, partially offset by 3% higher rental volume.

Operating expenses decreased to 49.8% of revenue during the three months ended June 30, 2019 compared to 52.7% during the similar period in 2018, primarily due to a gain on the sale of an equity method investment in Anji, partially offset by lower revenues and higher public liability and property damage expense. Vehicle depreciation and lease charges increased to 21.0% of revenue during the three months ended June 30, 2019 compared to 20.8% during the similar period in 2018. Selling, general and administrative costs increased to 15.5% of revenue during the three months ended June 30, 2019 compared to 15.2% during the similar period in 2018. Vehicle interest costs increased to 2.0% of revenue during the three months ended June 30, 2019 compared to 1.7% during the similar period in 2018.

Adjusted EBITDA was $32 million lower in second quarter 2019 compared to the similar period in 2018, primarily due to lower revenue per day, higher public liability and property damage expense and an $11 million negative impact from currency exchange rate movements.

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018

Our consolidated results of operations comprised the following:

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Revenues	$4,257	$4,296	$(39)	(1%)

Expenses
Operating	2,243	2,267	(24)	(1%)
Vehicle depreciation and lease charges, net	1,028	1,106	(78)	(7%)
Selling, general and administrative	597	617	(20)	(3%)
Vehicle interest, net	171	152	19	13%
Non-vehicle related depreciation and amortization	133	128	5	4%
Interest expense related to corporate debt, net:
Interest expense	90	95	(5)	(5%)
Early extinguishment of debt	—	5	(5)	n/m
Restructuring and other related charges	44	10	34	n/m
Transaction-related costs, net	6	7	(1)	(14%)
Total expenses	4,312	4,387	(75)	(2%)

Loss before income taxes	(55)	(91)	36	(40%)
Benefit from income taxes	(26)	(30)	4	(13%)

Net loss	$(29)	$(61)	$32	(52%)
__________

n/m	Not meaningful.

Revenues decreased during the six months ended June 30, 2019 compared to the similar period in 2018, primarily as a result of a 1% decrease in revenue per day excluding exchange rate movements and a $102 million negative impact from currency exchange rate movements, partially offset by a 2% increase in volume. Total expenses decreased during the six months ended June 30, 2019 compared to the similar period in 2018, primarily due to a $93 million favorable impact from currency exchange rate movements, Americas’ lower per-unit fleet costs and a $44 million gain on the sale of an equity method investment in Anji, partially offset by higher restructuring and other related charges and higher interest rates.

Operating expenses decreased to 52.7% of revenue during the six months ended June 30, 2019 compared to 52.8% during the similar period in 2018, due to a gain on the sale of an equity method investment in Anji, partially offset by higher salaries, wages, and related benefits and higher maintenance and damage expense. Vehicle depreciation and lease charges decreased to 24.2% of revenue during the six months ended June 30, 2019 compared to 25.8% during the similar period in 2018, primarily due to Americas’ lower per-unit fleet costs. Selling, general and administrative costs decreased to 14.0% of revenue during the six months ended June 30, 2019 compared to 14.4% during the similar period in 2018, primarily due to lower marketing commissions, partially offset by higher salaries, wages and related benefits. Vehicle interest costs increased to 4.0% of revenue during the six months ended June 30, 2019 compared to 3.5% during the similar period in 2018, due to higher interest rates.

Our effective tax rates were benefits of 47% and 33% for the six months ended June 30, 2019 and 2018, respectively. As a result of these items, our net loss decreased by $32 million compared to 2018.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net loss to Adjusted EBITDA:

	Six Months Ended June 30,
	2019		2018
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$2,954	$187	$2,938	$122
International	1,303	18	1,358	74
Corporate and Other (a)	—	(31)	—	(33)
Total Company	$4,257	$174	$4,296	$163

	Reconciliation to Adjusted EBITDA
			2019	2018
Net loss			$(29)	$(61)
Benefit from income taxes			(26)	(30)
Loss before income taxes			(55)	(91)

Add:	Non-vehicle related depreciation and amortization		133	128
Interest expense related to corporate debt, net
Interest expense			90	95
Early extinguishment of debt			—	5
Restructuring and other related charges			44	10
Transaction-related costs, net (b)			6	7
Non-operational charges related to shareholder activist activity (c)			—	9
Gain on sale of equity method investment in Anji (d)			(44)	—
Adjusted EBITDA			$174	$163
_________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Primarily comprised of acquisition- and integration-related expenses.

(c)	Reported within selling, general and administrative expenses in our consolidated condensed results of operations.

(d)	Reported within operating expenses in our Consolidated Statements of Operations (see Note 1 to our Consolidated Condensed Financial Statements).

Americas

	Six Months Ended June 30,
	2019	2018	% Change
Revenue	$2,954	$2,938	1%
Adjusted EBITDA	187	122	53%

Revenues increased 1% during the six months ended June 30, 2019 compared to the similar period in 2018, primarily due to an increase in both rental volume and revenue per day, partially offset by a $9 million negative impact from currency exchange rate movements.

Operating expenses increased to 51.3% of revenue during the six months ended June 30, 2019 compared to 51.1% during the similar period in 2018. Vehicle depreciation and lease charges decreased to 25.3% of revenue during the six months ended June 30, 2019 compared to 28.0% during the similar period in 2018, primarily due to a 9% decrease in per-unit fleet costs. Selling, general and administrative costs decreased to 12.3% of revenue during the six months ended June 30, 2019 compared to 12.5% during the similar period in 2018. Vehicle interest costs increased to 4.8% of revenue during the six months ended June 30, 2019 compared to 4.2% during the similar period in 2018, due to higher interest rates.

Adjusted EBITDA increased 53% in the six months ended June 30, 2019 compared to the similar period in 2018, due to lower per-unit fleet costs, partially offset by higher interest rates.

International

	Six Months Ended June 30,
	2019	2018	% Change
Revenue	$1,303	$1,358	(4%)
Adjusted EBITDA	18	74	(76%)

Revenues decreased 4% during the six months ended June 30, 2019 compared to the similar period in 2018, primarily due to a 3% decrease in revenue per day excluding exchange rate movements and a $93 million negative effect from currency exchange rate movements, partially offset by a 6% increase in volume.

Operating expenses decreased to 55.7% of revenue during the six months ended June 30, 2019 compared to 55.8% during the similar period in 2018, primarily due to a gain on the sale of an equity method investment in Anji, partially offset by higher public liability and property damage expense and higher salaries, wages and related benefits. Vehicle depreciation and lease charges increased to 21.6% of revenue during the six months ended June 30, 2019 compared to 20.8% during the similar period in 2018, primarily due to lower revenues. Selling, general and administrative costs decreased to 15.7% of revenue during the six months ended June 30, 2019 compared to 15.9% during the similar period in 2018. Vehicle interest costs increased to 2.2% of revenue during the six months ended June 30, 2019 compared to 2.0% during the similar period in 2018.

Adjusted EBITDA was $56 million lower during the six months ended June 30, 2019, compared to the similar period in 2018, primarily due to lower revenues, higher public liability and property damage expense and higher salaries, wages and related benefits and a $12 million negative effect from currency exchange rate movements.

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

FINANCIAL CONDITION

	June 30, 2019	December 31, 2018	Change
Total assets exclusive of assets under vehicle programs	$9,018	$6,370	$2,648
Total liabilities exclusive of liabilities under vehicle programs	8,531	6,011	2,520
Assets under vehicle programs	15,437	12,779	2,658
Liabilities under vehicle programs	15,548	12,724	2,824
Stockholders’ equity	376	414	(38)

Total assets exclusive of assets under vehicle programs and total liabilities exclusive of liabilities under vehicle programs increased primarily due to the adoption of ASU 2016-02 (see Note 1 to our Consolidated Condensed Financial Statements).

The increases in assets under vehicle programs and liabilities under vehicle programs are principally related to the seasonal increase in the size of our vehicle rental fleet and operating leases recognized upon the adoption of ASU 2016-02 (see Note 1 to our Consolidated Condensed Financial Statements). The decrease in stockholders’ equity is primarily due to our comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During the six months ended June 30, 2019, our Avis Budget Rental Car Funding subsidiary issued approximately $600 million and $650 million in asset-backed notes with an expected final payment date of March 2022 and September 2024, and a weighted average interest rate of 3.56% and 3.44%, respectively. The proceeds from these borrowings were used to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. In June 2019, we called $400 million of our 5½% Senior Notes due April 2023 to be redeemed upon the issuance of our 5¾% Senior Notes in July 2019 (see Note 19 to our Consolidated Condensed Financial Statements).

CASH FLOWS

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2019	2018	Change
Cash provided by (used in):
Operating activities	$965	$1,121	$(156)
Investing activities	(3,146)	(3,748)	602
Financing activities	2,027	2,389	(362)
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	4	(2)	6
Net decrease in cash and cash equivalents, program and restricted cash	(150)	(240)	90
Cash and cash equivalents, program and restricted cash, beginning of period	735	901	(166)
Cash and cash equivalents, program and restricted cash, end of period	$585	$661	$(76)

The decrease in cash provided by operating activities during the six months ended June 30, 2019 compared with the same period in 2018 is primarily due to changes in the components of working capital.

The decrease in cash used in investing activities during the six months ended June 30, 2019 compared with the same period in 2018 is primarily due to an increase in proceeds received on the disposition of vehicles, partially offset by an increase in investment in vehicles.

The decrease in cash provided by financing activities during the six months ended June 30, 2019 compared with the same period in 2018 is primarily due to a decrease in net borrowings under vehicle programs.

DEBT AND FINANCING ARRANGEMENTS

At June 30, 2019, we had approximately $16 billion of indebtedness, including corporate indebtedness of approximately $3.5 billion and debt under vehicle programs of approximately $12.5 billion. For detailed information regarding our debt and borrowing arrangements, see Notes 11 and 12 to our Consolidated Condensed Financial Statements.

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

As of June 30, 2019, we have cash and cash equivalents of $0.5 billion, available borrowing capacity under our committed credit facilities of $0.6 billion and available capacity under our vehicle programs of approximately $1.3 billion.

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

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the financial and other covenants associated with our senior revolving credit facility and other borrowings, including a maximum leverage ratio. As of June 30, 2019, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2018 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2018 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $5.6 billion from December 31, 2018, to approximately $3.1 billion at June 30, 2019 due to seasonality. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 11 and 12 to our Consolidated Condensed Financial Statements.

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

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used June 30, 2019 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended June 30, 2019. For additional information regarding our long-term borrowings and financial instruments, see Notes 11, 12 and 16 to our Consolidated Condensed Financial Statements.

Item 4.	Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

During the quarter ended June 30, 2019, the Company had no material developments to report with respect to its legal proceedings. For additional information regarding the Company’s legal proceedings, see Note 13 to our Consolidated Condensed Financial Statements and refer to the Company’s 2018 Form 10-K.

Item 1A.	Risk Factors

During the quarter ended June 30, 2019, the Company had no material developments to report with respect to its risk factors. For additional information regarding the Company’s risk factors, please refer to the Company’s 2018 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has authorized the repurchase of up to $1.7 billion of its common stock under a plan originally approved in 2013 and subsequently expanded. In August 2019, the Company’s Board of Directors increased the Company’s share repurchase program authorization by $100 million. The Company’s stock repurchases may occur through open market purchases or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date. During the three months ended June 30, 2019, no common stock repurchases were made under the plan and 11,301 shares were withheld by the Company to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock unit awards.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date:	August 6, 2019
/s/ David T. Calabria
David T. Calabria
Senior Vice President and
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
4.1
Indenture dated as of July 3, 2019 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and Deutsche Bank Trust Company Americas, as Trustee.

4.2	Form of 5.75% Senior Notes Due 2027.
10.1	Avis Budget Group, Inc. Amended and Restated Equity and Incentive Plan (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A dated March 26, 2019).
10.2
Series 2019-2 Supplement, dated as of April 23, 2019, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2019-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2019).

10.3	Separation Agreement between Mr. De Shon and Avis Budget Group, Inc. dated May 26, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 31, 2019).
31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.