Form 10-Q
period 2019-09-30
AVIS BUDGET GROUP, INC.
filed 2019-11-01
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the issuer’s common stock was 73,825,376 shares as of October 30, 2019.

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
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$2,753	$2,778	$7,010	$7,074

Expenses
Operating	1,291	1,294	3,534	3,561
Vehicle depreciation and lease charges, net	551	587	1,579	1,693
Selling, general and administrative	350	336	947	953
Vehicle interest, net	90	85	261	237
Non-vehicle related depreciation and amortization	62	62	195	190
Interest expense related to corporate debt, net:
Interest expense	49	44	139	139
Early extinguishment of debt	10	—	10	5
Restructuring and other related charges	22	4	66	14
Transaction-related costs, net	—	11	6	18
Total expenses	2,425	2,423	6,737	6,810

Income before income taxes	328	355	273	264
Provision for income taxes	139	142	113	112

Net income	$189	$213	$160	$152

Comprehensive income	$155	$207	$119	$104

Earnings per share
Basic	$2.52	$2.71	$2.12	$1.90
Diluted	$2.50	$2.68	$2.10	$1.88
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$615	$615
Receivables, net	872	955
Other current assets	660	604
Total current assets	2,147	2,174

Property and equipment, net	752	736
Operating lease right-of-use assets	2,365	—
Deferred income taxes	1,360	1,301
Goodwill	1,083	1,092
Other intangibles, net	792	825
Other non-current assets	221	242
Total assets exclusive of assets under vehicle programs	8,720	6,370

Assets under vehicle programs:
Program cash	89	115
Vehicles, net	12,752	11,474
Receivables from vehicle manufacturers and other	905	631
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	642	559
	14,388	12,779
Total assets	$23,108	$19,149

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$2,195	$1,693
Short-term debt and current portion of long-term debt	95	23
Total current liabilities	2,290	1,716

Long-term debt	3,388	3,528
Long-term operating lease liabilities	1,966	—
Other non-current liabilities	748	767
Total liabilities exclusive of liabilities under vehicle programs	8,392	6,011

Liabilities under vehicle programs:
Debt	3,722	2,874
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	7,870	7,358
Deferred income taxes	2,058	1,961
Other	571	531
	14,221	12,724
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, respectively	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, respectively	1	1
Additional paid-in capital	6,735	6,771
Accumulated deficit	(927)	(1,091)
Accumulated other comprehensive loss	(173)	(133)
Treasury stock, at cost—63 and 61 shares, respectively	(5,141)	(5,134)
Total stockholders’ equity	495	414
Total liabilities and stockholders’ equity	$23,108	$19,149
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income	$160	$152
Adjustments to reconcile net income to net cash provided by operating activities:
Vehicle depreciation	1,457	1,536
Amortization of right-of-use assets	752	—
(Gain) loss on sale of vehicles, net	(69)	(35)
Non-vehicle related depreciation and amortization	195	190
Stock-based compensation	18	18
Amortization of debt financing fees	23	21
Early extinguishment of debt costs	10	5
Net change in assets and liabilities:
Receivables	(65)	(140)
Income taxes and deferred income taxes	40	78
Accounts payable and other current liabilities	41	138
Operating lease liabilities	(746)	—
Other, net	115	132
Net cash provided by operating activities	1,931	2,095

Investing activities
Property and equipment additions	(178)	(157)
Proceeds received on asset sales	7	9
Net assets acquired (net of cash acquired)	(68)	(64)
Other, net	80	(44)
Net cash used in investing activities exclusive of vehicle programs	(159)	(256)

Vehicle programs:
Investment in vehicles	(10,621)	(10,079)
Proceeds received on disposition of vehicles	7,826	6,752
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(221)	(116)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	137	22
	(2,879)	(3,421)
Net cash used in investing activities	(3,038)	(3,677)

Avis Budget Group, Inc. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued) (In millions) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Financing activities
Proceeds from long-term borrowings	402	81
Payments on long-term borrowings	(427)	(99)
Net change in short-term borrowings	—	(4)
Repurchases of common stock	(65)	(143)
Debt financing fees	(6)	(9)
Other, net	—	3
Net cash used in financing activities exclusive of vehicle programs	(96)	(171)

Vehicle programs:
Proceeds from borrowings	16,042	13,371
Payments on borrowings	(14,838)	(11,727)
Debt financing fees	(18)	(19)
	1,186	1,625
Net cash provided by financing activities	1,090	1,454

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(10)	(5)

Net decrease in cash and cash equivalents, program and restricted cash	(27)	(133)
Cash and cash equivalents, program and restricted cash, beginning of period	735	901
Cash and cash equivalents, program and restricted cash, end of period	$708	$768
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2019	137.1	$1	$6,723	$(1,116)	$(139)	(61.1)	$(5,093)	$376

Comprehensive income:
Net income	—	—	—	189	—	—	—
Other comprehensive loss	—	—	—	—	(34)	—	—

Total comprehensive income								155

Net activity related to restricted stock units	—	—	(3)	—	—	0.1	10	7
Option premiums settled	—	—	16	—	—	—	—	16
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	1	—
Repurchase of common stock	—	—	—	—	—	(2.1)	(59)	(59)

Balance at September 30, 2019	137.1	$1	$6,735	$(927)	$(173)	(63.1)	$(5,141)	$495

Balance at June 30, 2018	137.1	$1	$6,779	$(1,316)	$(72)	(57.4)	$(5,020)	$372

Comprehensive income:
Net income	—	—	—	213	—	—	—
Other comprehensive loss	—	—	—	—	(6)	—	—

Total comprehensive income								207

Net activity related to restricted stock units	—	—	(12)	—	—	0.2	16	4
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	1	—
Repurchase of common stock	—	—	—	—	—	(1.9)	(62)	(62)

Balance at September 30, 2018	137.1	$1	$6,766	$(1,103)	$(78)	(59.1)	$(5,065)	$521

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	137.1	$1	$6,771	$(1,091)	$(133)	(61.5)	$(5,134)	$414

Cumulative effect of accounting change	—	—	—	4	1	—	—	5

Comprehensive income:
Net income	—	—	—	160	—	—	—
Other comprehensive loss	—	—	—	—	(41)	—	—

Total comprehensive income								119

Net activity related to restricted stock units	—	—	(30)	—	—	0.4	46	16
Exercise of stock options	—	—	(5)	—	—	0.1	5	—
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	1	—
Repurchase of common stock	—	—	—	—	—	(2.1)	(59)	(59)

Balance at September 30, 2019	137.1	$1	$6,735	$(927)	$(173)	(63.1)	$(5,141)	$495

Balance at December 31, 2017	137.1	$1	$6,820	$(1,222)	$(24)	(56.3)	$(5,002)	$573

Cumulative effect of accounting change	—	—	—	(33)	(6)	—	—	(39)

Comprehensive income:
Net income	—	—	—	152	—	—	—
Other comprehensive loss	—	—	—	—	(48)	—	—

Total comprehensive income								104

Net activity related to restricted stock units	—	—	(38)	—	—	0.5	48	10
Exercise of stock options	—	—	(15)	—	—	0.2	17	2
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	1	—
Repurchase of common stock	—	—	—	—	—	(3.5)	(129)	(129)

Balance at September 30, 2018	137.1	$1	$6,766	$(1,103)	$(78)	(59.1)	$(5,065)	$521
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

The operating results of acquired businesses are included in the accompanying Consolidated Condensed Financial Statements from the dates of acquisition. Differences between the preliminary allocation of purchase price and the final allocation for the Company’s third quarter 2018 acquisition of Morini S.p.A. and various licensees in Europe and North America were not material. The fair value of the assets acquired and liabilities assumed in connection with the Company’s fourth quarter 2018 acquisition of Turiscar Group has not yet been finalized; however, there have been no significant changes to the preliminary allocation of the purchase price during the nine months ended September 30, 2019.

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

	As of September 30,
	2019	2018
Cash and cash equivalents	$615	$605
Program cash	89	151
Restricted cash (a)	4	12
Total cash and cash equivalents, program and restricted cash	$708	$768
________

(a)	Included within other current assets.

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

Currency Transactions. The Company records the gain or loss on foreign-currency transactions on certain intercompany loans and the gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three months ended September 30, 2019 and 2018, the Company recorded an immaterial amount, in each period, and during the nine months ended September 30, 2019 and 2018, the Company recorded a gain of $3 million and an immaterial amount, respectively, related to such items.

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

Other Investments. As of September 30, 2019 and December 31, 2018, the Company had equity method investments with a carrying value of $52 million and $48 million respectively, which are recorded within other non-current assets. Earnings from the Company’s equity method investments are reported within operating expenses. For the three months ended September 30, 2019 and 2018, the Company recorded income of $5 million and $7 million, respectively, related to its equity method investments, and for the nine months ended September 30, 2019 and 2018, the Company recorded $9 million and $7 million, respectively.

Nonmarketable Equity Securities. As of September 30, 2019 and December 31, 2018, the Company had nonmarketable equity securities with a carrying value of $8 million, in each period, which are recorded within other non-current assets. During the nine months ended September 30, 2019, the Company realized a $12 million gain from the sale of a nonmarketable equity security which is recorded within operating expenses. No adjustments were made to the carrying amounts during the three months ended September 30, 2019 and 2018, and during the nine months ended September 30, 2018.

Revenues. From January 1, 2018 through December 31, 2018, the Company’s revenues were recognized in accordance with ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Effective January 1, 2019, revenues are recognized under ASU 2016-02, “Leases (Topic 842),” with the exception of royalty fee revenue derived from the Company’s licensees and revenue related to the Company’s customer loyalty program, which were approximately $40 million and $103 million during the three and nine months ended September 30, 2019, respectively. The following table presents the Company’s revenues disaggregated by geography.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Americas	$1,868	$1,844	$4,822	$4,782
Europe, Middle East and Africa	742	784	1,747	1,830
Asia and Australasia	143	150	441	462
Total revenues	$2,753	$2,778	$7,010	$7,074

The following table presents the Company’s revenues disaggregated by brand.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Avis	$1,580	$1,599	$4,008	$4,095
Budget	950	953	2,417	2,372
Other	223	226	585	607
Total revenues	$2,753	$2,778	$7,010	$7,074
________
Other includes Zipcar and other operating brands.

Deferred Revenue. The following table presents changes in deferred revenue associated with the Company’s customer loyalty program.

	Nine Months Ended September 30,
	2019	2018
Balance, January 1	$64	$69
Revenue deferred	19	12
Revenue recognized	(16)	(9)
Balance, September 30	$67	$72
_______
At September 30, 2019 and 2018, $24 million and $19 million was included in accounts payable and other current liabilities, respectively, and $43 million and $53 million, respectively, in other non-current liabilities. Non-current amounts are expected to be recognized as revenue within two to three years.

At January 1, 2018, the Company’s prepaid rentals and membership fees related to its car sharing business were $125 million. During the nine months ended September 30, 2018, additional revenues of $1,561 million were deferred and revenues of $1,542 million were recognized. At September 30, 2018, the ending prepaid rentals and car sharing membership fees were $144 million, of which $142 million was included in accounts payable and other current liabilities and $2 million was included in other non-current liabilities.

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

The Company has lease agreements with lease and nonlease components, which are generally not accounted for separately. Additionally, for certain leases, the Company applies a portfolio approach to account for the operating lease ROU assets and liabilities as the leases are similar in nature and have nearly identical contract provisions.

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

Recently Issued Accounting Pronouncements

Intangibles—Goodwill and Other—Internal—Use Software

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement That Is a Service Contract,” which provides guidance for determining when the arrangement includes a software license. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal use software license). The amendments in this update also require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, to present the expense in the same line in its statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in its statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in its balance sheet in the same line that a prepayment for the fees of the associated hosting arrangement would be presented. ASU 2018-15 becomes effective for the Company on January 1, 2020. Early adoption is permitted. The Company intends to adopt this accounting pronouncement on a prospective basis. The adoption of this accounting pronouncement is not expected to have a material impact on the Company’s Consolidated Condensed Financial Statements.

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

The following table presents the Company’s lease revenues disaggregated by geography.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Americas	$1,856	$4,792
Europe, Middle East and Africa	717	1,684
Asia and Australasia	140	431
Total lease revenues	$2,713	$6,907

The following table presents the Company’s lease revenues disaggregated by brand.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Avis	$1,559	$3,953
Budget	935	2,379
Other	219	575
Total lease revenues	$2,713	$6,907
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

The Company leases a portion of its vehicles under operating leases, some of which extend through 2025. As of September 30, 2019, the Company has guaranteed up to $283 million of residual values for these vehicles at the end of their respective lease terms. The Company believes that, based on current market conditions, the net proceeds from the sale of these vehicles at the end of their lease terms will equal or exceed their net book values and therefore has not recorded a liability related to guaranteed residual values.

The components of lease expense are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Property leases (a)
Operating lease expense	$184	$540
Variable lease expense	93	219
Sublease income	(2)	(6)
Total property lease expense	$275	$753

Vehicle leases
Finance lease expense:
Amortization of ROU assets (b)	$8	$31
Interest on lease liabilities (c)	1	3
Operating lease expense (b)	72	191
Total vehicle lease expense	$81	$225
__________

(a)	Primarily included in operating expense.

(b)	Included in vehicle depreciation and lease charges, net.

(c)	Included in vehicle interest, net.

Supplemental balance sheet information related to leases is as follows:

As of September 30, 2019
Property leases
Operating lease ROU assets	$2,365

Short-term operating lease liabilities (a)	$420
Long-term operating lease liabilities	1,966
Operating lease liabilities	$2,386

Weighted average remaining lease term	9.4 years
Weighted average discount rate	4.50%

Vehicle leases
Finance
Finance lease ROU assets, gross	$337
Accumulated amortization	(55)
Finance lease ROU assets, net (b)	$282

Short-term vehicle finance lease liabilities	$96
Long-term vehicle finance lease liabilities	164
Vehicle finance lease liabilities (c)	$260

Weighted average remaining lease term	1.9 years
Weighted average discount rate	1.77%

Operating
Vehicle operating lease ROU assets (d)	$205

Short-term vehicle operating lease liabilities	$136
Long-term vehicle operating lease liabilities	69
Vehicle operating lease liabilities (e)	$205

Weighted average remaining lease term	1.7 years
Weighted average discount rate	2.91%
_________

(a)	Included in Accounts payable and other current liabilities.

(b)	Included in Vehicles, net within Assets under vehicle programs.

(c)	Included in Debt within Liabilities under vehicle programs.

(d)	Included in Receivables from vehicle manufacturers and other within Assets under vehicle programs.

(e)	Included in Other within Liabilities under vehicle programs.

Supplemental cash flow information related to leases is as follows:

Nine Months Ended September 30, 2019
Cash payments for lease liabilities within operating activities:
Property operating leases	$564
Vehicle operating leases	182
Vehicle finance leases	3
Cash payments for lease liabilities within financing activities:
Vehicle finance leases	193
Non-cash activities - increase (decrease) in ROU assets in exchange for lease liabilities:
Property operating leases (a)	149
Vehicle operating leases (a)	209
Vehicle finance leases	247

_________

(a)	ROU assets obtained in exchange for lease liabilities from initial recognition.

Maturities of lease liabilities as of September 30, 2019 are as follows:

	Property Operating Leases	Vehicle Finance Leases	Vehicle Operating Leases
Within 1 year	$517	$96	$140
Between 1 and 2 years	424	21	52
Between 2 and 3 years	357	138	15
Between 3 and 4 years	298	5	4
Between 4 and 5 years	215	—	—
Thereafter	1,159	—	—
Total lease payments	2,970	260	211
Less: Imputed interest	(584)	—	(6)
Total	$2,386	$260	$205

Future minimum lease payments required under noncancelable operating leases, including minimum concession fees charged by airport authorities, which in many locations are recoverable from vehicle rental customers, as of December 31, 2018, were as follows:

Amount
2019	$835
2020	476
2021	345
2022	253
2023	162
Thereafter	590
$2,661

3.	Restructuring and Other Related Charges

Restructuring

During third quarter 2019, the Company initiated a restructuring plan to exit its operations in Brazil by closing rental facilities, disposing of assets and terminating personnel (“Brazil”). During the three months ended September 30, 2019, as part of this initiative, the Company formally communicated the termination of employment to approximately 175 employees. The Company recorded $6 million of restructuring expense for the three months ended September 30, 2019 related to this initiative and expects further expense of approximately $10 million to be incurred.

During first quarter 2019, the Company initiated a restructuring plan to drive global efficiency by improving processes and consolidating functions, and to create new objectives and strategies for its U.S. truck rental operations by reducing headcount, large vehicles and rental locations (“T19”). During the nine months ended September 30, 2019, as part of this process, the Company formally communicated the termination of employment to approximately 470 employees, and as of September 30, 2019, the Company had terminated approximately 365 of these employees. The Company expects further restructuring expense of approximately $15 million related to this initiative to be incurred in 2019.

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

The following tables summarize the changes to our restructuring-related liabilities and identifies the amounts recorded within the Company’s reporting segments for restructuring charges and corresponding payments and utilizations:

		Americas	International	Total
Balance as of January 1, 2019		$—	$2	$2
Restructuring expense:
Brazil		6	—	6
T19		34	11	45
Restructuring payment/utilization:
Brazil		(4)	—	(4)
T19		(34)	(9)	(43)
Workforce planning		—	(1)	(1)
Balance as of September 30, 2019		$2	$3	$5

	Personnel	Facility Related	Other (a)	Total
Balance as of January 1, 2019	$1	$—	$1	$2
Restructuring expense:
Brazil	1	1	4	6
T19	16	—	29	45
Restructuring payment/utilization:
Brazil	—	—	(4)	(4)
T19	(15)	—	(28)	(43)
Workforce planning	(1)	—	—	(1)
Balance as of September 30, 2019	$2	$1	$2	$5

__________

(a)	Includes expenses primarily related to the disposition of vehicles.

Other Related Charges

Officer Separation Costs

In March 2019, the Company announced the resignation of Mark J. Servodidio as the Company’s President, International effective June 14, 2019. In connection with Mr. Servodidio’s departure, the Company recorded other related charges of approximately $3 million, inclusive of accelerated stock-based compensation expense.

In May 2019, the Company announced the resignation of Larry D. De Shon as the Company’s President and Chief Executive Officer. Mr. De Shon will continue to serve in his role until a successor has been named and will be employed by the Company through December 31, 2019. In connection with Mr. De Shon’s departure, the Company recorded other related charges of approximately $12 million, inclusive of accelerated stock-based compensation expense and executive search firm fees, and expects approximately $2 million to be incurred in 2019 for the remaining portion of accelerated stock-based compensation expense.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income for basic and diluted EPS	$189	$213	$160	$152

Basic weighted average shares outstanding	75.2	78.8	75.6	80.1
Options and non-vested stock (a)	0.5	0.7	0.6	0.9
Diluted weighted average shares outstanding	75.7	79.5	76.2	81.0

Earnings per share:
Basic	$2.52	$2.71	$2.12	$1.90
Diluted	$2.50	$2.68	$2.10	$1.88

__________

(a)
For the three months ended September 30, 2019 and 2018, 0.4 million and 0.5 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. For the nine months ended September 30, 2019 and 2018, 0.5 million and 0.2 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

5.	Acquisitions

Avis and Budget Licensees

In 2019, the Company completed the acquisitions of various licensees primarily in North America, for approximately $40 million, plus $27 million for acquired fleet, of which $64 million was paid. The remaining $3 million of the purchase price will be paid primarily in 2020. These investments were in-line with the Company’s strategy to re-acquire licensees when advantageous to expand its footprint of Company-operated locations. The acquired fleet was financed under the Company’s existing financing arrangements. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s Americas reportable segment. In connection with these acquisitions, approximately $21 million was recorded in goodwill, other intangibles of $12 million related to license agreements and $7 million related to customer relationships. The license agreements and customer relationships are being amortized over a weighted average useful life of approximately three years. The goodwill is expected to be deductible for tax purposes. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

6.	Other Current Assets

Other current assets consisted of:

	As of September 30, 2019	As of December 31, 2018
Prepaid expenses	$259	$241
Sales and use taxes	246	180
Other	155	183
Other current assets	$660	$604

7.	Intangible Assets

Intangible assets consisted of:

	As of September 30, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$229	$104	$125	$305	$168	$137
Customer relationships	250	157	93	251	141	110
Other	49	23	26	52	21	31
Total	$528	$284	$244	$608	$330	$278

Unamortized Intangible Assets
Goodwill	$1,083			$1,092
Trademarks	$548			$547

For the three months ended September 30, 2019 and 2018, amortization expense related to amortizable intangible assets was approximately $13 million and $15 million, respectively. For the nine months ended September 30, 2019 and 2018, amortization expense related to amortizable intangible assets was approximately $44 million and $48 million, respectively. Based on the Company’s amortizable intangible assets at September 30, 2019, the Company expects amortization expense of approximately $13 million for the remainder of 2019, $52 million for 2020, $39 million for 2021, $28 million for 2022, $22 million for 2023 and $19 million for 2024, excluding effects of currency exchange rates.

8.	Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	September 30,	December 31,
	2019	2018
Rental vehicles	$13,691	$12,548
Less: Accumulated depreciation	(1,524)	(1,670)
	12,167	10,878
Vehicles held for sale	585	596
Vehicles, net	$12,752	$11,474

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation expense	$516	$540	$1,457	$1,536
Lease charges	72	72	191	192
(Gain) loss on sale of vehicles, net	(37)	(25)	(69)	(35)
Vehicle depreciation and lease charges, net	$551	$587	$1,579	$1,693

At September 30, 2019 and 2018, the Company had payables related to vehicle purchases included in liabilities under vehicle programs - other of $297 million and $269 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $693 million and $757 million, respectively.

9.	Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2019 was a provision of 41.4%. Such rate differed from the Federal statutory rate of 21.0% primarily due to foreign taxes on our international operations, state taxes, and a one-time net tax effect from the sale of equity investment in Anji during the second quarter of 2019.

The Company’s effective tax rate for the nine months ended September 30, 2018 was a provision of 42.4%. Such rate differed from the Federal statutory rate of 21.0% primarily due to an adjustment of the one-time transition tax on the deemed repatriation of cumulative foreign subsidiary earnings initially recorded during the three months ended December 31, 2017 and taxes on the Company’s international operations.

10.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	September 30,	December 31,
	2019	2018
Short-term operating lease liabilities	$420	$—
Accounts payable	382	371
Accrued sales and use taxes	267	208
Accrued advertising and marketing	206	192
Accrued payroll and related	184	200
Public liability and property damage insurance liabilities – current	150	149
Deferred lease revenues – current	141	140
Other	445	433
Accounts payable and other current liabilities	$2,195	$1,693

11.	Long-term Corporate Debt and Borrowing Arrangements

Long-term corporate debt and borrowing arrangements consisted of:

		As of	As of
	Maturity Dates	September 30,	December 31,
		2019	2018
5½% Senior Notes (a)	April 2023	$275	$675
6⅜% Senior Notes	April 2024	350	350
4⅛% euro-denominated Senior Notes	November 2024	327	344
Floating Rate Term Loan (b)	February 2025	1,115	1,123
5¼% Senior Notes	March 2025	375	375
4½% euro-denominated Senior Notes	May 2025	272	287
4¾% euro-denominated Senior Notes	January 2026	381	401
5¾% Senior Notes	July 2027	400	—
Other (c)		30	41
Deferred financing fees		(42)	(45)
Total		3,483	3,551
Less: Short-term debt and current portion of long-term debt		95	23
Long-term debt		$3,388	$3,528

__________

(a)	A portion of these notes have been called for redemption.

(b)
The floating rate term loan is part of the Company’s senior revolving credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of September 30, 2019, the floating rate term loan due 2025 bears interest at one-month LIBOR plus 200 basis points, for an aggregate rate of 4.05%. The Company has entered into a swap to hedge $700 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.67%.

(c)	Primarily includes finance leases which are secured by liens on the related assets.

In July 2019, the Company issued $400 million of its 5¾% Senior Notes due July 2027, at par. The Company used the net proceeds from the offering to redeem $400 million principal amount of its 5½% Senior Notes due April 2023 for $407 million plus accrued interest.

In September 2019, the Company called $75 million principal amount of its 5½% Senior Notes due April 2023 to be redeemed in October 2019 (see Note 19–Subsequent event).

Committed Credit Facilities and Available Funding Arrangements

At September 30, 2019, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2023 (a)	$1,800	$—	$947	$853
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

At September 30, 2019, the Company had various uncommitted credit facilities available, under which it had drawn approximately $1 million, which bear interest at rates between 0.79% and 1.53%.
Debt Covenants

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility also contains a consolidated first lien leverage ratio requirement. As of September 30, 2019, the Company was in compliance with the financial covenants governing its indebtedness.

12.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	September 30,	December 31,
	2019	2018
Americas - Debt due to Avis Budget Rental Car Funding (a)	$7,910	$7,393
Americas - Debt borrowings (a)	923	635
International - Debt borrowings (a)	2,592	2,060
International - Finance leases (a)	217	191
Other	—	2
Deferred financing fees (b)	(50)	(49)
Total	$11,592	$10,232
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company’s car rental fleet.

(b)	Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of September 30, 2019 and December 31, 2018 was $40 million and $35 million, respectively.

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

In August 2019, the Company’s Avis Budget Rental Car Funding subsidiary issued approximately $650 million in asset-backed notes with an expected final payment date of March 2025 incurring interest at a weighted average rate of 2.45%.

Debt Maturities

The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at September 30, 2019.

Debt under Vehicle Programs (a)
Within 1 year	$1,795
Between 1 and 2 years (b)	4,783
Between 2 and 3 years	1,668
Between 3 and 4 years	1,088
Between 4 and 5 years	1,418
Thereafter	890
Total	$11,642

__________

(a)	Vehicle-backed debt primarily represents asset-backed securities.

(b)	Includes $3.7 billion of bank and bank-sponsored facilities.

Committed Credit Facilities and Available Funding Arrangements

As of September 30, 2019, available funding under the Company’s vehicle programs, including related party debt due to Avis Budget Rental Car Funding, consisted of:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding	$10,000	$7,910	$2,090
Americas - Debt borrowings	935	923	12
International - Debt borrowings	2,889	2,592	297
International - Finance leases	253	217	36
Total	$14,077	$11,642	$2,435

__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)
The outstanding debt is collateralized by vehicles and related assets of $9.4 billion for Americas - Debt due to Avis Budget Rental Car Funding; $1.2 billion for Americas - Debt borrowings; $3.0 billion for International - Debt borrowings; and $0.3 billion for International - Finance leases.

Debt Covenants

The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of September 30, 2019, the Company is not aware of any instances of non-compliance with any of the financial covenants contained in the debt agreements under its vehicle-backed funding programs.

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

The Company is involved in claims, legal proceedings and governmental inquiries that are incidental to its vehicle rental and car sharing operations, including, among others, contract and licensee disputes, competition matters, employment and wage-and-hour claims, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. The Company estimates that the potential exposure resulting from adverse outcomes of legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $30 million in excess of amounts accrued as of September 30, 2019. The Company does not believe that the impact should result in a material liability to the Company in relation to its consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $8.0 billion of vehicles from manufacturers over the next 12 months financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations

Concentrations of credit risk at September 30, 2019 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $25 million and $15 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

14.	Stockholders’ Equity

Share Repurchases

The Company’s Board of Directors has authorized the repurchase of up to $1.8 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in August 2019. During the nine months ended September 30, 2019, the Company repurchased approximately 2.1 million shares of common stock at a cost of approximately $59 million under the program. During the nine months ended September 30, 2018, the Company repurchased approximately 3.5 million shares of common stock at a cost of approximately $129 million under the program. As of September 30, 2019, approximately $192 million of authorization remains available to repurchase common stock under this plan.

In June 2019, as part of its share repurchase program, the Company entered into a structured repurchase agreement involving the use of capped call options for the purchase of its common stock. The Company paid a fixed sum upon the execution of the agreement in exchange for the right to receive either a pre-determined amount of cash or stock. The Company paid net premiums of $16 million to enter into this agreement, which was recorded as a reduction of additional paid in capital. In September 2019, the capped call options expired and all outstanding options settled for 0.6 million shares.

Total Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income (loss).

The components of other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$189	$213	$160	$152
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $(12), $(1), $(14), and $(6) respectively)	(31)	(8)	(21)	(61)
Net unrealized gain (loss) on cash flow hedges (net of tax of $2, $0, and $9, and $(3) respectively)	(4)	—	(25)	8
Minimum pension liability adjustment (net of tax of $(1), $0, $(1), and $(1), respectively)	1	2	5	5
	(34)	(6)	(41)	(48)
Comprehensive income	$155	$207	$119	$104
__________
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(a)	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Minimum Pension Liability Adjustment(b)	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2018	$(3)	$2	$—	$(132)	$(133)
Cumulative effect of accounting change (c)	—	1	—	—	1
Balance, January 1, 2019	$(3)	$3	$—	$(132)	$(132)
Other comprehensive income (loss) before reclassifications	(21)	(23)	—	1	(43)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2)	—	4	2
Net current-period other comprehensive income (loss)	(21)	(25)	—	5	(41)
Balance, September 30, 2019	$(24)	$(22)	$—	$(127)	$(173)

Balance, December 31, 2017	$71	$5	$2	$(102)	$(24)
Cumulative effect of accounting change	7	1	(2)	(12)	(6)
Balance, January 1, 2018	$78	$6	$—	$(114)	$(30)
Other comprehensive income (loss) before reclassifications	(61)	9	—	1	(51)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1)	—	4	3
Net current-period other comprehensive income (loss)	(61)	8	—	5	(48)
Balance, September 30, 2018	$17	$14	$—	$(109)	$(78)
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include a $101 million gain, net of tax, as of September 30, 2019 related to the Company’s hedge of its net investment in euro-denominated foreign operations (see Note 16–Financial Instruments).

(a)
For the three and nine months ended September 30, 2019, the amount reclassified from accumulated other comprehensive income (loss) into corporate interest expense was $1 million ($0 million, net of tax) and $4 million ($2 million, net of tax), respectively. For the three and nine months ended September 30, 2018, the amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $2 million ($1 million, net of tax), in each period.

(b)
For the three and nine months ended September 30, 2019, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $2 million ($1 million, net of tax) and $6 million ($4 million, net of tax), respectively. For the three and nine months ended September 30, 2018, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $2 million ($2 million, net of tax) and $6 million ($4 million, net of tax), respectively.

(c)	See Note 1–Basis of Presentation for the impact of adoption of ASU 2017-12.

15.	Stock-Based Compensation

The Company recorded stock-based compensation expense of $6 million and $7 million ($5 million and $5 million, net of tax) during the three months ended September 30, 2019 and 2018, respectively, and $18 million ($14 million, net of tax) during the nine months ended September 30, 2019 and 2018, in each period.

The activity related to restricted stock units (“RSUs”) consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2019	838	$38.67
Granted (a)	606	34.17
Vested (b)	(502)	36.00
Forfeited	(56)	38.76
Outstanding and expected to vest at September 30, 2019 (c)	886	$37.10	1.3	$25
Performance-based and market-based RSUs
Outstanding at January 1, 2019	1,169	$35.14
Granted (a)	570	34.56
Vested	—	—
Forfeited	(430)	24.85
Outstanding at September 30, 2019	1,309	$38.27	1.6	$37
Outstanding and expected to vest at September 30, 2019 (c)	524	$39.31	1.9	$15
__________

(a)
Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs and performance-based RSUs granted during the nine months ended September 30, 2018 was $48.41 and $48.52, respectively.

(b)	The total fair value of RSUs vested during September 30, 2019 and 2018 was $18 million and $20 million, respectively.

(c)	Aggregate unrecognized compensation expense related to time-based RSUs and performance-based RSUs amounted to $36 million and will be recognized over a weighted average vesting period of 1.5 years.

The stock option activity consisted of (in thousands of shares):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2019	57	$0.79	0.1	$1
Granted	—	—		—
Exercised (a)	(57)	0.79		1
Forfeited/expired	—	—		—
Outstanding and exercisable at September 30, 2019	—	$—	—	$—

__________

(a)	Stock options exercised during the nine months ended September 30, 2018 had an aggregate intrinsic value of $8 million and the cash received was $2 million.

16.	Financial Instruments

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

Interest Rate Risk. The Company uses various hedging strategies including interest rate swaps and interest rate caps to create what it deems an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps and interest rate caps to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. The Company records the changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. The Company records the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, currently in earnings and are presented in the same line of the income statement expected for the hedged item. The Company estimates that an immaterial amount of loss currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.

Commodity Risk. The Company periodically enters into derivative commodity contracts to manage its exposure to changes in the price of gasoline. These instruments were designated as freestanding derivatives and the changes in fair value are recorded in earnings and are presented in the same line of the income statement expected for the hedged item.

The Company held derivative instruments with absolute notional values as follows:

As of September 30, 2019
Foreign exchange contracts	$1,445
Interest rate caps (a)	7,754
Interest rate swaps	1,500

Commodity contracts (millions of gallons of unleaded gasoline)	5
__________

(a)
Represents $5.4 billion of interest rate caps sold, partially offset by approximately $2.4 billion of interest rate caps purchased. These amounts exclude $3.0 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary as it is not consolidated by the Company.

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of September 30, 2019		As of December 31, 2018
	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	$1	$31	$12	$8

Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	9	5	5	11
Interest rate caps (c)	—	—	—	2
Commodity contracts (b)	—	—	—	1
Total	$10	$36	$17	$22
__________

Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income (loss), as discussed in Note 14–Stockholders’ Equity.

(a)	Included in other non-current assets or other non-current liabilities.

(b)	Included in other current assets or other current liabilities.

(c)	Included in assets under vehicle programs or liabilities under vehicle programs.

The effects of derivatives recognized in the Company’s Consolidated Condensed Financial Statements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$(4)	$—	$(25)	$8
Euro-denominated notes (c)	32	3	37	16
Derivatives not designated as hedging instruments (d)
Foreign exchange contracts (e)	10	6	21	25
Interest rate caps (f)	—	(3)	—	(4)
Commodity contracts (g)	(1)	—	3	1
Total	$37	$6	$36	$46
__________

(a)	Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.

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

(e)
For the three months ended September 30, 2019, included a $9 million gain in interest expense and a $1 million gain in operating expense and for the nine months ended September 30, 2019, included a $20 million gain in interest expense and a $1 million gain operating expense. For the three months ended September 30, 2018, included $5 million gain in interest expense and a $1 million gain in operating expense and for the nine months ended September 30, 2018, included a $12 million gain in interest expense and a $13 million gain in operating expense.

(f)	Included primarily in vehicle interest, net.

(g)	Included in operating expense.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments were as follows:

	As of September 30, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$95	$96	$23	$23
Long-term debt	3,388	3,536	3,528	3,462

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$7,870	$8,053	$7,358	$7,383
Vehicle-backed debt	3,719	3,734	2,871	2,881
Interest rate swaps and interest rate caps (a)	3	3	3	3
__________

(a)	Derivatives in a liability position.

17.	Segment Information

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

		Three Months Ended September 30,
		2019		2018
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$1,868	$321	$1,844	$313
	International	885	169	934	178
	Corporate and Other (a)	—	(19)	—	(15)
Total Company		$2,753	$471	$2,778	$476

Reconciliation of Adjusted EBITDA to income before income taxes
			2019		2018
	Adjusted EBITDA		$471		$476
Less:	Non-vehicle related depreciation and amortization		62		62
	Interest expense related to corporate debt, net:
	Interest expense		49		44
	Early extinguishment of debt		10		—
	Restructuring and other related charges		22		4
	Transaction-related costs, net		—		11
	Income before income taxes		$328		$355
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

		Nine Months Ended September 30,
		2019		2018
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$4,822	$508	$4,782	$435
	International	2,188	187	2,292	252
	Corporate and Other (a)	—	(50)	—	(48)
Total Company		$7,010	$645	$7,074	$639

Reconciliation of Adjusted EBITDA to income before income taxes
			2019		2018
	Adjusted EBITDA		$645		$639
Less:	Non-vehicle related depreciation and amortization		195		190
	Interest expense related to corporate debt, net:
	Interest expense		139		139
	Early extinguishment of debt		10		5
	Restructuring and other related charges		66		14
	Transaction-related costs, net		6		18
	Non-operational charges related to shareholder activist activity		—		9
	Gain on sale of equity method investment in Anji		(44)		—
	Income before income taxes		$273		$264
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

As of September 30, 2019 and December 31, 2018, Americas’ segment assets exclusive of assets under vehicle programs were approximately $5.8 billion and $3.8 billion, respectively, and International segment assets exclusive of assets under vehicle programs were approximately $2.8 billion and $2.5 billion, respectively. The increases in assets exclusive of assets under vehicle programs is primarily due to the adoption of ASU 2016-02 (see Note 1–Basis of Presentation).

As of September 30, 2019 and December 31, 2018, Americas’ assets under vehicle programs were approximately $10.8 billion and $9.7 billion, respectively, and International assets under vehicle programs were approximately $3.6 billion and $3.1 billion, respectively. The increases in assets under vehicle programs is primarily due to seasonality.

18.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating financial information presents Consolidating Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, Consolidating Condensed Balance Sheets as of September 30, 2019 and December 31, 2018, and Consolidating Condensed Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, and the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the notes issued by the Subsidiary Issuers. See Note 11–Long-term Corporate Debt and Borrowing Arrangements for additional description of these guaranteed notes. The Senior Notes are guaranteed by the Parent and certain subsidiaries.

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

	As of September 30,
	2019		2018
	Non-Guarantor	Total	Non-Guarantor	Total
Cash and cash equivalents	$600	$615	$529	$605
Program cash	89	89	151	151
Restricted cash (a)	4	4	12	12
Total cash and cash equivalents, program and restricted cash	$693	$708	$692	$768
_________

(a)	Included within other current assets.

Consolidating Condensed Statements of Comprehensive Income

Three Months Ended September 30, 2019

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$—	$1,606	$1,745	$(598)	$2,753

Expenses
Operating	1	1	755	534	—	1,291
Vehicle depreciation and lease charges, net	—	—	553	526	(528)	551
Selling, general and administrative	14	5	195	136	—	350
Vehicle interest, net	—	1	70	89	(70)	90
Non-vehicle related depreciation and amortization	—	1	37	24	—	62
Interest expense related to corporate debt, net:
Interest expense	—	36	1	12	—	49
Intercompany interest expense (income)	(3)	(34)	6	31	—	—
Early extinguishment of debt	—	10	—	—	—	10
Restructuring and other related charges	4	—	8	10	—	22
Transaction-related costs, net	—	2	—	(2)	—	—
Total expenses	16	22	1,625	1,360	(598)	2,425
Income (loss) before income taxes and equity in earnings of subsidiaries	(16)	(22)	(19)	385	—	328
Provision for (benefit from) income taxes	(5)	(8)	70	82	—	139
Equity in earnings of subsidiaries	200	214	303	—	(717)	—
Net income	$189	$200	$214	$303	$(717)	$189

Comprehensive income	$155	$166	$185	$273	$(624)	$155

Nine Months Ended September 30, 2019

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$—	$4,236	$4,590	$(1,816)	$7,010

Expenses
Operating	2	1	2,089	1,442	—	3,534
Vehicle depreciation and lease charges, net	—	—	1,679	1,511	(1,611)	1,579
Selling, general and administrative	35	13	526	373	—	947
Vehicle interest, net	—	1	205	260	(205)	261
Non-vehicle related depreciation and amortization	—	6	110	79	—	195
Interest expense related to corporate debt, net:
Interest expense	—	104	2	33	—	139
Intercompany interest expense (income)	(9)	(26)	20	15	—	—
Early extinguishment of debt	—	10	—	—	—	10
Restructuring and other related charges	15	—	33	18	—	66
Transaction-related costs, net	—	3	(6)	9	—	6
Total expenses	43	112	4,658	3,740	(1,816)	6,737
Income (loss) before income taxes and equity in earnings of subsidiaries	(43)	(112)	(422)	850	—	273
Provision for (benefit from) income taxes	(15)	(40)	94	74	—	113
Equity in earnings of subsidiaries	188	260	776	—	(1,224)	—
Net income	$160	$188	$260	$776	$(1,224)	$160

Comprehensive income	$119	$147	$243	$757	$(1,147)	$119

Three Months Ended September 30, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$—	$1,592	$1,746	$(560)	$2,778

Expenses
Operating	—	3	737	554	—	1,294
Vehicle depreciation and lease charges, net	—	—	540	551	(504)	587
Selling, general and administrative	10	3	182	141	—	336
Vehicle interest, net	—	—	59	82	(56)	85
Non-vehicle related depreciation and amortization	—	—	36	26	—	62
Interest expense related to corporate debt, net:
Interest expense	—	37	—	7	—	44
Intercompany interest expense (income)	(3)	1	9	(7)	—	—
Transaction-related costs, net	—	—	2	9	—	11
Restructuring and other related charges	—	—	2	2	—	4
Total expenses	7	44	1,567	1,365	(560)	2,423
Income (loss) before income taxes and equity in earnings of subsidiaries	(7)	(44)	25	381	—	355
Provision for (benefit from) income taxes	(2)	(12)	119	37	—	142
Equity in earnings of subsidiaries	218	250	344	—	(812)	—
Net income	$213	$218	$250	$344	$(812)	$213

Comprehensive income	$207	$212	$244	$338	$(794)	$207

Nine Months Ended September 30, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$—	$4,171	$4,695	$(1,792)	$7,074

Expenses
Operating	2	4	2,035	1,520	—	3,561
Vehicle depreciation and lease charges, net	—	—	1,681	1,637	(1,625)	1,693
Selling, general and administrative	38	9	513	393	—	953
Vehicle interest, net	—	—	172	232	(167)	237
Non-vehicle related depreciation and amortization	—	1	108	81	—	190
Interest expense related to corporate debt, net:
Interest expense	—	115	2	22	—	139
Intercompany interest expense (income)	(9)	(8)	20	(3)	—	—
Early extinguishment of debt	—	5	—	—	—	5
Transaction-related costs, net	—	1	3	14	—	18
Restructuring and other related charges	—	—	6	8	—	14
Total expenses	31	127	4,540	3,904	(1,792)	6,810
Income (loss) before income taxes and equity in earnings of subsidiaries	(31)	(127)	(369)	791	—	264
Provision for (benefit from) income taxes	(13)	(34)	114	45	—	112
Equity in earnings of subsidiaries	170	263	746	—	(1,179)	—
Net income	$152	$170	$263	$746	$(1,179)	$152

Comprehensive income	$104	$122	$207	$687	$(1,016)	$104

Consolidating Condensed Balance Sheets

As of September 30, 2019

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$1	$13	$1	$600	$—	$615
Receivables, net	—	—	257	615	—	872
Other current assets	1	118	125	416	—	660
Total current assets	2	131	383	1,631	—	2,147

Property and equipment, net	—	223	328	201	—	752
Operating lease right-of-use assets	—	707	1,123	535	—	2,365
Deferred income taxes	14	1,076	207	63	—	1,360
Goodwill	—	—	470	613	—	1,083
Other intangibles, net	—	25	474	293	—	792
Other non-current assets	49	31	15	126	—	221
Intercompany receivables	168	422	2,332	1,315	(4,237)	—
Investment in subsidiaries	323	5,035	3,982	—	(9,340)	—
Total assets exclusive of assets under vehicle programs	556	7,650	9,314	4,777	(13,577)	8,720

Assets under vehicle programs:
Program cash	—	—	—	89	—	89
Vehicles, net	—	155	55	12,542	—	12,752
Receivables from vehicle manufacturers and other	—	3	100	802	—	905
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	642	—	642
	—	158	155	14,075	—	14,388
Total assets	$556	$7,808	$9,469	$18,852	$(13,577)	$23,108

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$17	$295	$826	$1,057	$—	$2,195
Short-term debt and current portion of long-term debt	—	92	2	1	—	95
Total current liabilities	17	387	828	1,058	—	2,290

Long-term debt	—	2,417	2	969	—	3,388
Long-term operating lease liabilities	—	643	941	382	—	1,966
Other non-current liabilities	44	106	226	372	—	748
Intercompany payables	—	3,813	422	2	(4,237)	—
Total liabilities exclusive of liabilities under vehicle programs	61	7,366	2,419	2,783	(4,237)	8,392

Liabilities under vehicle programs:
Debt	—	91	41	3,590	—	3,722
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	7,870	—	7,870
Deferred income taxes	—	—	1,874	184	—	2,058
Other	—	28	100	443	—	571
	—	119	2,015	12,087	—	14,221
Total stockholders’ equity	495	323	5,035	3,982	(9,340)	495
Total liabilities and stockholders’ equity	$556	$7,808	$9,469	$18,852	$(13,577)	$23,108

As of December 31, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$1	$12	$1	$601	$—	$615
Receivables, net	—	—	239	716	—	955
Other current assets	5	112	116	371	—	604
Total current assets	6	124	356	1,688	—	2,174

Property and equipment, net	—	199	319	218	—	736
Deferred income taxes	13	1,015	207	66	—	1,301
Goodwill	—	—	471	621	—	1,092
Other intangibles, net	—	26	475	324	—	825
Other non-current assets	47	39	16	140	—	242
Intercompany receivables	159	404	2,104	1,262	(3,929)	—
Investment in subsidiaries	246	4,786	3,852	—	(8,884)	—
Total assets exclusive of assets under vehicle programs	471	6,593	7,800	4,319	(12,813)	6,370

Assets under vehicle programs:
Program cash	—	—	—	115	—	115
Vehicles, net	—	55	54	11,365	—	11,474
Receivables from vehicle manufacturers and other	—	2	—	629	—	631
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	559	—	559
	—	57	54	12,668	—	12,779
Total assets	$471	$6,650	$7,854	$16,987	$(12,813)	$19,149

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$16	$246	$582	$849	$—	$1,693
Short-term debt and current portion of long-term debt	—	18	3	2	—	23
Total current liabilities	16	264	585	851	—	1,716

Long-term debt	—	2,501	3	1,024	—	3,528
Other non-current liabilities	41	87	257	382	—	767
Intercompany payables	—	3,524	404	1	(3,929)	—
Total liabilities exclusive of liabilities under vehicle programs	57	6,376	1,249	2,258	(3,929)	6,011

Liabilities under vehicle programs:
Debt	—	28	49	2,797	—	2,874
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	7,358	—	7,358
Deferred income taxes	—	—	1,770	191	—	1,961
Other	—	—	—	531	—	531
	—	28	1,819	10,877	—	12,724
Total stockholders’ equity	414	246	4,786	3,852	(8,884)	414
Total liabilities and stockholders’ equity	$471	$6,650	$7,854	$16,987	$(12,813)	$19,149

Consolidating Condensed Statements of Cash Flows

Nine Months Ended September 30, 2019

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$65	$196	$167	$1,765	$(262)	$1,931

Investing activities
Property and equipment additions	—	(56)	(74)	(48)	—	(178)
Proceeds received on asset sales	—	1	—	6	—	7
Net assets acquired (net of cash acquired)	—	(5)	(12)	(51)	—	(68)
Other, net	—	(75)	11	69	75	80
Net cash provided by (used in) investing activities exclusive of vehicle programs	—	(135)	(75)	(24)	75	(159)

Vehicle programs:
Investment in vehicles	—	(42)	(16)	(10,563)	—	(10,621)
Proceeds received on disposition of vehicles	—	34	—	7,792	—	7,826
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	—	—	—	(221)	—	(221)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	—	—	—	137	—	137
	—	(8)	(16)	(2,855)	—	(2,879)
Net cash provided by (used in) investing activities	—	(143)	(91)	(2,879)	75	(3,038)

Financing activities
Proceeds from long-term borrowings	—	400	—	2	—	402
Payments on long-term borrowings	—	(420)	(2)	(5)	—	(427)
Repurchases of common stock	(65)	—	—	—	—	(65)
Debt financing fees	—	(6)	—	—	—	(6)
Other, net	—	(59)	(64)	(64)	187	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(65)	(85)	(66)	(67)	187	(96)

Vehicle programs:
Proceeds from borrowings	—	38	—	16,004	—	16,042
Payments on borrowings	—	(5)	(10)	(14,823)	—	(14,838)
Debt financing fees	—	—	—	(18)	—	(18)
	—	33	(10)	1,163	—	1,186
Net cash provided by (used in) financing activities	(65)	(52)	(76)	1,096	187	1,090

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	—	—	—	(10)	—	(10)

Net increase (decrease) in cash and cash equivalents, program and restricted cash	—	1	—	(28)	—	(27)
Cash and cash equivalents, program and restricted cash, beginning of period	1	12	1	721	—	735
Cash and cash equivalents, program and restricted cash, end of period	$1	$13	$1	$693	$—	$708

Nine Months Ended September 30, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used-in) operating activities	$139	$202	$88	$1,785	$(119)	$2,095

Investing activities
Property and equipment additions	—	(45)	(60)	(52)	—	(157)
Proceeds received on asset sales	—	2	2	5	—	9
Net assets acquired (net of cash acquired)	—	(3)	(5)	(56)	—	(64)
Other, net	—	(8)	—	(36)	—	(44)
Net cash provided by (used in) investing activities exclusive of vehicle programs	—	(54)	(63)	(139)	—	(256)

Vehicle programs:
Investment in vehicles	—	—	(4)	(10,075)	—	(10,079)
Proceeds received on disposition of vehicles	—	33	—	6,719	—	6,752
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	—	—	—	(116)	—	(116)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	—	—	—	22	—	22
	—	33	(4)	(3,450)	—	(3,421)
Net cash provided by (used in) investing activities	—	(21)	(67)	(3,589)	—	(3,677)

Financing activities
Proceeds from long-term borrowings	—	81	—	—	—	81
Payments on long-term borrowings	—	(97)	(2)	—	—	(99)
Net change in short-term borrowings	—	—	—	(4)	—	(4)
Debt financing fees	—	(9)	—	—	—	(9)
Repurchases of common stock	(143)	—	—	—	—	(143)
Other, net	3	(95)	(12)	(12)	119	3
Net cash provided by (used in) financing activities exclusive of vehicle programs	(140)	(120)	(14)	(16)	119	(171)

Vehicle programs:
Proceeds from borrowings	—	—	—	13,371	—	13,371
Payments on borrowings	—	(2)	(7)	(11,718)	—	(11,727)
Debt financing fees	—	—	—	(19)	—	(19)
	—	(2)	(7)	1,634	—	1,625
Net cash provided by (used in) financing activities	(140)	(122)	(21)	1,618	119	1,454

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	—	—	—	(5)	—	(5)

Net increase (decrease) in cash and cash equivalents, program and restricted cash	(1)	59	—	(191)	—	(133)
Cash and cash equivalents, program and restricted cash, beginning of period	4	14	—	883	—	901
Cash and cash equivalents, program and restricted cash, end of period	$3	$73	$—	$692	$—	$768

19.	Subsequent Event

In October 2019, the Company redeemed $75 million principal amount of its 5½% Senior Notes due April 2023 for $76 million plus accrued interest.

* * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

To date in 2019, worldwide demand for mobility solutions has increased, and used-vehicle values in the U.S. have stabilized, counterbalanced by the incremental impact of rising interest rates, higher salaries, wages and related benefits. We expect such economic conditions to continue in the remainder of 2019.

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

During the nine months ended September 30, 2019:

•	Our revenues totaled $7.0 billion and decreased 1% compared to the similar period in 2018, primarily due to a 2% negative impact from currency exchange rate movements.

•
Our net income was $160 million, representing an $8 million year-over-year improvement in earnings, and our Adjusted EBITDA was $645 million, representing a $6 million year-over-year increase, primarily due to Americas’ lower per-unit fleet costs, partially offset by lower revenues, higher salaries, wages and related benefits and higher interest rates.

•	We repurchased $59 million of our common stock, reducing our shares outstanding by approximately 2.1 million shares, or 3%.

•	We acquired various licensees primarily in North America.

Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018

Our consolidated condensed results of operations comprised the following:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Revenues	$2,753	$2,778	$(25)	(1%)

Expenses
Operating	1,291	1,294	(3)	0%
Vehicle depreciation and lease charges, net	551	587	(36)	(6%)
Selling, general and administrative	350	336	14	4%
Vehicle interest, net	90	85	5	6%
Non-vehicle related depreciation and amortization	62	62	—	0%
Interest expense related to corporate debt, net:
Interest expense	49	44	5	11%
Early extinguishment of debt	10	—	10	n/m
Restructuring and other related charges	22	4	18	n/m
Transaction-related costs, net	—	11	(11)	n/m
Total expenses	2,425	2,423	2	0%

Income before income taxes	328	355	(27)	(8%)
Provision for income taxes	139	142	(3)	(2%)

Net income	$189	$213	$(24)	(11%)
__________

n/m	Not meaningful.

Revenues decreased during the three months ended September 30, 2019 compared to the similar period in 2018, primarily as a result of a $44 million negative impact from currency exchange rate movements and a 1% decrease in revenue per day excluding exchange rate effects, partially offset by a 2% increase in volume. Total expenses were primarily unchanged during the three months ended September 30, 2019 compared to the similar period in 2018.

Operating expenses increased to 46.9% of revenue during the three months ended September 30, 2019 compared to 46.6% during the similar period in 2018. Vehicle depreciation and lease charges decreased to 20.0% of revenue during the three months ended September 30, 2019 compared to 21.2% during the similar period in 2018, primarily due to Americas’ lower per-unit fleet costs. Selling, general and administrative costs increased to 12.7% of revenue during the three months ended September 30, 2019 compared to 12.1% during the similar period in 2018, primarily due to higher salaries, wages, and related benefits, partially offset by lower marketing commissions. Vehicle interest costs increased to 3.3% of revenue during the three months ended September 30, 2019 compared to 3.1% during the similar period in 2018, primarily due to higher interest rates.

Our effective tax rates were provisions of 42% and 40% for the three months ended September 30, 2019 and 2018, respectively. As a result of these items, our net income decreased by $24 million compared to the similar period in 2018.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,
	2019		2018
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$1,868	$321	$1,844	$313
International	885	169	934	178
Corporate and Other (a)	—	(19)	—	(15)
Total Company	$2,753	$471	$2,778	$476

	Reconciliation to Adjusted EBITDA
			2019	2018
Net income			$189	$213
Provision for income taxes			139	142
Income before income taxes			328	355

Add:	Non-vehicle related depreciation and amortization		62	62
Interest expense related to corporate debt, net:
Interest expense			49	44
Early extinguishment of debt			10	—
Restructuring and other related charges			22	4
Transaction-related costs, net (b)			—	11
Adjusted EBITDA			$471	$476
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Primarily comprised of acquisition- and integration-related expenses.

Americas

	Three Months Ended September 30,
	2019	2018	% Change
Revenues	$1,868	$1,844	1%
Adjusted EBITDA	321	313	3%

Revenues increased 1% during the three months ended September 30, 2019 compared to the similar period in 2018, primarily due to 3% increase in volume, partially offset by a 2% decrease in revenue per day.

Operating expenses increased to 46.9% of revenue during the three months ended September 30, 2019 compared to 46.5% during the similar period in 2018, primarily due to higher salaries, wages, and related benefits. Vehicle depreciation and lease charges decreased to 20.1% of revenue during the three months ended September 30, 2019 compared to 21.9% during the similar period in 2018, primarily due to a 9% decrease in per-unit fleet costs. Selling, general and administrative costs increased to 11.8% of revenue during the three months ended September 30, 2019 compared to 11.0% during the similar period in 2018, primarily due to higher salaries, wages, and related benefits, partially offset by lower marketing commissions. Vehicle interest costs increased to 4.0% of revenue during the three months ended September 30, 2019 compared to 3.6% during the similar period in 2018, due to higher interest rates.

Adjusted EBITDA was $8 million higher in third quarter 2019 compared to the similar period in 2018, primarily due to lower per-unit fleet costs and increased revenues, partially offset by higher salaries, wages, and related benefits.

International

	Three Months Ended September 30,
	2019	2018	% Change
Revenues	$885	$934	(5%)
Adjusted EBITDA	169	178	(5%)

Revenues decreased 5% during the three months ended September 30, 2019, compared to the similar period in 2018, primarily due to a $42 million negative impact from currency exchange rate movements and a 1% decrease in volume.

Operating expenses increased to 46.8% of revenue during the three months ended September 30, 2019 compared to 46.5% during the similar period in 2018. Vehicle depreciation and lease charges increased to 19.8% of revenue during the three months ended September 30, 2019 compared to 19.7% during the similar period in 2018. Selling, general and administrative costs decreased to 12.5% of revenue during the three months ended September 30, 2019 compared to 12.8% during the similar period in 2018. Vehicle interest costs decreased to 1.8% of revenue during the three months ended September 30, 2019 compared to 2.0% during the similar period in 2018.

Adjusted EBITDA was $9 million lower in third quarter 2019 compared to the similar period in 2018, primarily due to a $9 million negative impact from currency exchange rate movements, partially offset by mitigating cost reduction actions.

Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018

Our consolidated results of operations comprised the following:

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Revenues	$7,010	$7,074	$(64)	(1%)

Expenses
Operating	3,534	3,561	(27)	(1%)
Vehicle depreciation and lease charges, net	1,579	1,693	(114)	(7%)
Selling, general and administrative	947	953	(6)	(1%)
Vehicle interest, net	261	237	24	10%
Non-vehicle related depreciation and amortization	195	190	5	3%
Interest expense related to corporate debt, net:
Interest expense	139	139	—	0%
Early extinguishment of debt	10	5	5	100%
Restructuring and other related charges	66	14	52	n/m
Transaction-related costs, net	6	18	(12)	(67%)
Total expenses	6,737	6,810	(73)	(1%)

Income before income taxes	273	264	9	3%
Provision for income taxes	113	112	1	1%

Net income	$160	$152	$8	5%
__________

n/m	Not meaningful.

Revenues decreased during the nine months ended September 30, 2019 compared to the similar period in 2018, primarily as a result of a $146 million negative impact from currency exchange rate movements and a 1% decrease in revenue per day excluding exchange rate effects, partially offset by a 2% increase in volume. Total expenses decreased during the nine months ended September 30, 2019 compared to the similar period in 2018, primarily due to a $127 million favorable impact from currency exchange rate movements, lower Americas’ per-unit fleet costs and a $44 million gain on the sale of an equity method investment in Anji, partially offset by higher restructuring and other related charges and higher interest rates.

Operating expenses increased to 50.4% of revenue, during the nine months ended September 30, 2019 compared to 50.3% during the similar period in 2018. Vehicle depreciation and lease charges decreased to 22.5% of revenue during the nine months ended September 30, 2019 compared to 23.9% during the similar period in 2018, primarily due to Americas’ lower per-unit fleet costs. Selling, general and administrative costs, at 13.5% of revenue, remained unchanged during the nine months ended September 30, 2019 compared to similar period in 2018. Vehicle interest costs increased to 3.7% of revenue during the nine months ended September 30, 2019 compared to 3.4% during the similar period in 2018, primarily due to higher interest rates.

Our effective tax rates were provisions of 41% and 42% for the nine months ended September 30, 2019 and 2018, respectively. As a result of these items, our net income increased by $8 million compared to the similar period in 2018.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income to Adjusted EBITDA:

	Nine Months Ended September 30,
	2019		2018
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$4,822	$508	$4,782	$435
International	2,188	187	2,292	252
Corporate and Other (a)	—	(50)	—	(48)
Total Company	$7,010	$645	$7,074	$639

	Reconciliation to Adjusted EBITDA
			2019	2018
Net income			$160	$152
Provision for income taxes			113	112
Income before income taxes			273	264

Add:	Non-vehicle related depreciation and amortization		195	190
Interest expense related to corporate debt, net
Interest expense			139	139
Early extinguishment of debt			10	5
Restructuring and other related charges			66	14
Transaction-related costs, net (b)			6	18
Non-operational charges related to shareholder activist activity (c)			—	9
Gain on sale of equity method investment in Anji (d)			(44)	—
Adjusted EBITDA			$645	$639
_________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Primarily comprised of acquisition- and integration-related expenses.

(c)	Reported within selling, general and administrative expenses in our consolidated results of operations.

(d)	Reported within operating expenses in our consolidated results of operations (see Note 1 to our Consolidated Condensed Financial Statements).

Americas

	Nine Months Ended September 30,
	2019	2018	% Change
Revenue	$4,822	$4,782	1%
Adjusted EBITDA	508	435	17%

Revenues increased 1% during the nine months ended September 30, 2019 compared to the similar period in 2018, primarily due to a 1% increase in volume, partially offset by an $11 million negative impact from currency exchange rate movements.

Operating expenses increased to 49.6% of revenue during the nine months ended September 30, 2019 compared to 49.3% during the similar period in 2018. Vehicle depreciation and lease charges decreased to 23.3% of revenue during the nine months ended September 30, 2019 compared to 25.7% during the similar period in 2018, primarily due to a 9% decrease in per-unit fleet costs excluding exchange rate effects. Selling, general and administrative costs increased to 12.1% of revenue during the nine months ended September 30, 2019 compared to 11.9% during the similar period in 2018. Vehicle interest costs increased to 4.5% of revenue during the nine months ended September 30, 2019 compared to 4.0% during the similar period in 2018, due to higher interest rates.

Adjusted EBITDA increased 17% in the nine months ended September 30, 2019 compared to the similar period in 2018, due to lower per-unit fleet costs and increased revenues, partially offset by higher interest rates.

International

	Nine Months Ended September 30,
	2019	2018	% Change
Revenue	$2,188	$2,292	(5%)
Adjusted EBITDA	187	252	(26%)

Revenues decreased 5% during the nine months ended September 30, 2019 compared to the similar period in 2018, primarily due to a $135 million negative impact from currency exchange rate movements and a 2% decrease in revenue per day excluding exchange rate effects, partially offset by a 3% increase in volume.

Operating expenses increased to 52.1% of revenue during the nine months ended September 30, 2019 compared to 52.0% during the similar period in 2018. Vehicle depreciation and lease charges increased to 20.9% of revenue during the nine months ended September 30, 2019 compared to 20.4% during the similar period in 2018, primarily due to lower revenues. Selling, general and administrative costs decreased to 14.5% of revenue during the nine months ended September 30, 2019 compared to 14.6% during the similar period in 2018. Vehicle interest costs increased to 2.1% of revenue during the nine months ended September 30, 2019 compared to 2.0% during the similar period in 2018.

Adjusted EBITDA was $65 million lower during the nine months ended September 30, 2019, compared to the similar period in 2018, primarily due to lower revenues and a $21 million negative effect from currency exchange rate movements.

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

FINANCIAL CONDITION

	September 30, 2019	December 31, 2018	Change
Total assets exclusive of assets under vehicle programs	$8,720	$6,370	$2,350
Total liabilities exclusive of liabilities under vehicle programs	8,392	6,011	2,381
Assets under vehicle programs	14,388	12,779	1,609
Liabilities under vehicle programs	14,221	12,724	1,497
Stockholders’ equity	495	414	81

Total assets exclusive of assets under vehicle programs and total liabilities exclusive of liabilities under vehicle programs increased primarily due to the adoption of ASU 2016-02 (see Note 1 to our Consolidated Condensed Financial Statements).

The increases in assets under vehicle programs and liabilities under vehicle programs are principally related to the seasonal increase in the size of our vehicle rental fleet and operating leases recognized upon the adoption of ASU 2016-02 (see Note 1 to our Consolidated Condensed Financial Statements). The increase in stockholders’ equity is primarily due to our comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During the nine months ended September 30, 2019, our Avis Budget Rental Car Funding subsidiary issued approximately $600 million, $650 million, and $650 million in asset-backed notes with an expected final payment date of March 2022, September 2024, and March 2025, and a weighted average interest rate of 3.56%, 3.44%, and 2.45%, respectively. The proceeds from these borrowings were used to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. In July 2019, we issued $400 million of our 5¾% Senior Notes due July 2027 to redeem a portion of our outstanding 5½% Senior Notes due April 2023. In September 2019, we called $75 million of our 5½% Senior Notes due April 2023 to be redeemed in October 2019. During the nine months ended September 30, 2019, we repurchased approximately 2.1 million shares of our outstanding common stock for approximately $59 million.

CASH FLOWS

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2019	2018	Change
Cash provided by (used in):
Operating activities	$1,931	$2,095	$(164)
Investing activities	(3,038)	(3,677)	639
Financing activities	1,090	1,454	(364)
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(10)	(5)	(5)
Net decrease in cash and cash equivalents, program and restricted cash	(27)	(133)	106
Cash and cash equivalents, program and restricted cash, beginning of period	735	901	(166)
Cash and cash equivalents, program and restricted cash, end of period	$708	$768	$(60)

The decrease in cash provided by operating activities during the nine months ended September 30, 2019 compared with the same period in 2018 is primarily due to changes in the components of working capital.

The decrease in cash used in investing activities during the nine months ended September 30, 2019 compared with the same period in 2018 is primarily due to an increase in proceeds received on the disposition of vehicles, partially offset by an increase in investment in vehicles.

The decrease in cash provided by financing activities during the nine months ended September 30, 2019 compared with the same period in 2018 is primarily due to a decrease in net borrowings under vehicle programs.

DEBT AND FINANCING ARRANGEMENTS

At September 30, 2019, we had approximately $15.1 billion of indebtedness, including corporate indebtedness of approximately $3.5 billion and debt under vehicle programs of approximately $11.6 billion. For detailed information regarding our debt and borrowing arrangements, see Notes 11 and 12 to our Consolidated Condensed Financial Statements.

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

As of September 30, 2019, we have cash and cash equivalents of $0.6 billion, available borrowing capacity under our committed credit facilities of $0.9 billion and available capacity under our vehicle programs of approximately $2.4 billion.

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

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the financial and other covenants associated with our senior revolving credit facility and other borrowings, including a maximum leverage ratio. As of September 30, 2019, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2018 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2018 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $0.7 billion from December 31, 2018, to approximately $8.0 billion at September 30, 2019 due to seasonality. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 11 and 12 to our Consolidated Condensed Financial Statements.

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

Goodwill and Other Indefinite-lived Intangible Assets. We perform our annual goodwill impairment assessment in the fourth quarter of each year at the reporting unit level, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. As of September 30, 2019, we observed pricing pressure and increased market competition for our Europe, Middle East and Africa (“EMEA”) reporting unit. We evaluated qualitative factors to determine if it is more likely than not that the fair value of this reporting unit is less than its carrying value. Based on our qualitative assessment as of September 30, 2019, we determined that an interim impairment test of goodwill was not required as we believe it is more likely than not that the fair value exceeds the carrying value. We continue to monitor the key inputs to fair value and the market conditions of the EMEA reporting unit. Additional declines in economic factors or business conditions could result in an impairment charge in future periods.

New Accounting Standards

For detailed information regarding new accounting standards and their impact on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used September 30, 2019 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended September 30, 2019. For additional information regarding our long-term borrowings and financial instruments, see Notes 11, 12 and 16 to our Consolidated Condensed Financial Statements.

Item 4.	Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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

During the quarter ended September 30, 2019, the Company had no material developments to report with respect to its legal proceedings. For additional information regarding the Company’s legal proceedings, see Note 13 to our Consolidated Condensed Financial Statements and refer to the Company’s 2018 Form 10-K.

Item 1A.	Risk Factors

During the quarter ended September 30, 2019, the Company had no material developments to report with respect to its risk factors. For additional information regarding the Company’s risk factors, please refer to the Company’s 2018 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of the Company’s common stock repurchases by month for the quarter ended September 30, 2019:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2019	—	$—	—	$150,501,899
August 2019	1,480,395	26.68	1,480,395	210,987,586
September 2019	660,872	29.18	660,872	191,703,211
Total	2,141,267	$27.45	2,141,267	$191,703,211
__________

(a)
Excludes, for the three months ended September 30, 2019, 50,749 shares which were withheld by the Company to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock unit awards.

The Company’s Board of Directors has authorized the repurchase of up to $1.8 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in August 2019. The Company’s stock repurchases may occur through open market purchases or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date:	November 1, 2019
/s/ Cathleen DeGenova
Cathleen DeGenova
Vice President and
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
10.1
Series 2019-3 Supplement, dated as of August 27, 2019, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2019-3 Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2019).

10.2	Severance Agreement between John F. North, III and Avis Budget Group, Inc. dated August 15, 2019.
10.3	Amendment to Amended and Restated Letter Agreement between Martyn Smith and Avis Budget Group, Inc., dated September 11, 2019.
31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.