Form 10-K
period 2019-12-31
AVIS BUDGET GROUP, INC.
filed 2020-02-20
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
COMMISSION FILE NO. 001-10308

AVIS BUDGET GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware				06-0918165
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification Number)
6 Sylvan Way
Parsippany,	NJ			07054
(Address of principal executive offices)				(Zip Code)
		(973)	496-4700
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	TRADING SYMBOL(S)	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, Par Value $.01	CAR	The NASDAQ Global Select Market
Common Stock Purchase Rights	N/A	The NASDAQ Global Select Market
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,564,141,255 based on the closing price of its common stock on the NASDAQ Global Select Market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of February 14, 2020, the number of shares outstanding of the registrant’s common stock was 74,356,513.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be mailed to stockholders in connection with the registrant’s 2020 annual meeting of stockholders (the “Annual Proxy Statement”) are incorporated by reference into Part III hereof.

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

•
a change in our fleet costs, including as a result of a change in the cost of new vehicles, manufacturer recalls, disruption in the supply of new vehicles, and/or a change in the price at which we dispose of used vehicles either in the used vehicle market or under repurchase or guaranteed depreciation programs;

•
the results of operations or financial condition of the manufacturers of our vehicles, which could impact their ability to perform their payment obligations under our agreements with them, including repurchase and/or guaranteed depreciation arrangements, and/or their willingness or ability to make vehicles available to us or the mobility industry as a whole on commercially reasonable terms or at all;

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

•	any impact on us from the actions of our licensees, dealers, third-party vendors and independent contractors;

•	any major disruptions in our communication networks or information systems;

•	risks related to tax obligations and the effect of future changes in tax laws and accounting standards;

•	risks related to our indebtedness, including our substantial outstanding debt obligations, potential interest rate increases, and our ability to incur substantially more debt;

•	our ability to obtain financing for our global operations, including the funding of our vehicle fleet through the issuance of asset-backed securities and use of the global lending markets;

•	our ability to meet the financial and other covenants contained in the agreements governing our indebtedness;

•	our ability to accurately estimate our future results;

•	risks related to actions by activist stockholders and responses from our Board of Directors and senior management; and

•	other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services.

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

OVERVIEW

We are a leading global provider of mobility solutions through our three most recognized brands, Avis, Budget and Zipcar, together with several other brands, well recognized in their respective markets. Our brands offer a range of options, from car and truck rental to car sharing. We and our licensees operate our brands in approximately 180 countries throughout the world. We generally maintain a leading share of airport car rental revenues in North America, Europe and Australasia, and we operate a leading car sharing network, as well as one of the leading commercial truck rental businesses in the United States.

On average, our global rental fleet totaled approximately 660,000 vehicles in 2019 and we completed more than 41 million vehicle rental transactions worldwide. We typically generate approximately 64% of our revenues from on-airport locations. We license the use of the Avis, Budget, Zipcar and other brands’ trademarks to licensees in areas in which we do not operate directly. Our brands and mobility solutions have an extended global reach with more than 11,000 rental locations throughout the world, including approximately 4,300 locations operated by our licensees. We believe that Avis, Budget and Zipcar enjoy complementary demand patterns with mid-week commercial demand balanced by weekend leisure demand.

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

Additional discussion of our reportable segments is included in the Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 20 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Budget was founded in 1958 to appeal to the value-conscious car rental customer. In 2002, we acquired the Budget brand and certain Budget vehicle rental operations, including the Budget truck rental business. In 2011, we acquired Avis Europe, an independently-owned Company licensee, to expand our international operations and globally reunite the Avis and Budget brands. In 2012 and 2013, we acquired our Apex and Payless brands, respectively, which allowed us to expand our presence in the deep-value segment of the car rental industry. In 2013, we acquired Zipcar, a leading car sharing network, to better serve a greater variety of our customers’ mobility needs. In 2015, we acquired Maggiore, a leading provider of vehicle rental services in Italy. In 2016, we acquired FranceCars, a privately held vehicle rental company based in France, which significantly expanded our presence in the French market. In 2018, we acquired Morini Rent, which focuses on rentals of cars, vans and refrigerated trucks in Northern Italy, and Turiscar, a well-established vehicle rental company in Portugal, and also invested in our licensee in Greece. These acquisitions have allowed us to continue to expand our global footprint of Company-operated locations and brand presence.

OUR STRATEGY

Our strategy is focused on driving sustainable and profitable growth by leveraging differentiated brands and products, delivering margins from our established businesses, and positioning our company as a global leader in the mobility sector.

Leveraging Differentiated Brands and Products

Our distinct and well-recognized global brands focus on different segments of customer demand and are complemented by a range of regional brands. We continue to support and build the reputation of our Avis brand as an innovative, reliable and high-quality service provider. Our investments in technology, including our Avis mobile application and websites, are key parts of our efforts to enhance the Avis experience for our customers. In 2019, the Avis mobile application was honored with the J.D. Power award for best mobile travel rental car application. Our Budget brand is a global leader among value-conscious vehicle rental consumers who are looking to “get more” from their vehicle rental provider and Budget Truck is a leading provider of trucks and vans. We are also a leading provider in the car sharing network, where our Zipcar brand provides “wheels when you want them” to urban consumers across more than 450 cities and towns and over 600 college and university campuses.

We plan to drive incremental performance by continuing to improve our customer experience by growing ancillary sales, including services such as our curbside delivery product, providing discounted bundling of products, promoting car class upgrades, piloting new customer vehicle choice models (through our mobile application) and new payment features such as allowing customers to pay with more than one credit card. We plan to continue to strengthen and further expand our global footprint through organic growth and, potentially, through acquisitions, joint ventures, licensing agreements or other relationships.

Improving Margins

We have an ongoing portfolio of strategic initiatives underway to improve our margins, including the following:

•	Continuing to invest in our connected fleet to benefit from fuel savings and improved utilization, vehicle recovery and damage collections;

•
Expanding our risk vehicle dispositions through our direct-to-consumer sales channels, including online sales channels and strategically positioned Avis vehicle retail car sale lots, and direct-to-dealer sales channels;

•
Achieving fleet cost efficiencies through our mileage optimization initiative, which involves understanding a vehicle’s next best action (rent, rest or hold) based upon current mileage, status and customer demand; and

•	Rigorously controlling costs, reducing expenses and increasing efficiencies through process and other improvements.

Evolving Mobility

We believe that our company is well-positioned as a leader in the evolving mobility sector based on our leading brands, global operations and our fleet management capabilities. We continue to explore a range of mobility opportunities to support future revenue streams. We have expanded our services to offer vehicle rentals to ride-hail drivers and to package delivery providers. We are also exploring a new suite of services for potential customers who could utilize our operational experience and our technology to maintain and manage their own fleets. Our current and growing list of partnerships with mobility service and technology providers, including companies such as Uber, Via and Waymo, allows us to offer more options to satisfy a wide variety of mobility needs.

OUR BRANDS AND OPERATIONS

OUR BRANDS

Our Avis, Budget and Zipcar brands are three of the most recognized brands in our industry. We believe that each of our brands are positioned to be embraced by different target customers, and we see benefits and savings from our brands sharing some of the same maintenance facilities, fleet management systems, technology and administrative infrastructure. In addition, we are able to recognize benefits and savings by combining our car rental and car sharing maintenance activities and fleets at times to increase our fleet utilization efficiency and to meet demand peaks. These benefits are further enhanced by complementary demand patterns balancing our business customers’ utilization during weekdays and our leisure and urban customers’ utilization on evenings and weekends. We also operate the Payless and Apex brands, which operate in the value segment of the car rental industry, augmenting our Avis, Budget and Zipcar brands. In addition, our Maggiore and Morini Rent brands in Italy, FranceCars brand in France and Turiscar brand in Portugal further extend the range of vehicle use occasions we are able to serve.

The following graphs present the approximate composition of our revenues in 2019.

*	Includes Budget Truck.

**	Includes Zipcar and other operating brands.
*** Includes Budget Truck and Zipcar.

The Avis brand provides high-quality vehicle rental and other mobility solutions at price points generally above non-branded and value-branded vehicle rental companies and serves the premium commercial and leisure segments of the travel industry. We operate or license Avis vehicle rental locations at virtually all of the largest commercial airports and cities in the world.

The table below presents the approximate number of Avis locations as of December 31, 2019.

	Avis Locations*
	Americas	International	Total
Company-operated locations	1,600	1,300	2,900
Licensee locations	600	1,900	2,500
Total Avis Locations	2,200	3,200	5,400

*	Certain locations support multiple brands.

In 2019, our Company-operated Avis locations generated total worldwide revenues of approximately $5.3 billion, of which approximately $2.6 billion was derived from commercial customers and approximately $3.6 billion was derived from customers renting at airports. The following graphs present the approximate composition of our Avis revenues in 2019.

We also license the Avis brand to independent commercial owners who operate approximately half of our locations worldwide and generally pay royalty fees to us based on a percentage of applicable revenues. In 2019, these royalty fees totaled approximately 1% of our worldwide Avis revenues.

We offer Avis customers a variety of premium services, including:

•
the Avis mobile application, which allows customers a unique and innovative way to control many elements of their rental experience via their mobile devices without the need to visit the rental counter. The Avis mobile application also allows customers to track Avis shuttle buses to rental locations, find their vehicle, and locate nearby gas stations and parking facilities. The application also includes the Split My Bill feature, which gives customers the ability to remotely split their bill between two credit cards, allowing, commercial customers to upgrade their car, add an ancillary product or extend their rental on their personal credit card following a business rental;

•	Avis Preferred, a frequent renter rewards program that offers counter-bypass at major airport locations and reward points for every dollar spent on vehicle rentals and related products;

•	the Avis Select Series, a selection of luxury vehicles including Mercedes, Jaguars, Corvettes, and others;

•	invited or earned customer status levels allowing for upgrades and counter bypass;

•	availability of premium, sport and performance vehicles as well as eco-friendly vehicles, including gasoline/electric hybrids;

•	access to portable navigation units, tablets and satellite radio service;

•
Avis rental services such as roadside assistance, fuel service options, e-receipts, electronic toll collection services that allow customers to pay highway tolls without waiting in toll booth lines, and amenities such as Avis Access, a full range of special products and services for drivers and passengers with disabilities;

•
Curbside Delivery, a service that provides customers at select airport locations in the United States with the added convenience of being dropped off at the airport terminal in the same car that they rented; and

•
for our corporate customers, Avis Budget Group Business Intelligence, a proprietary customer reporting solution that provides a centralized reporting tool and customer reporting portal for all corporate clients around the globe, enabling them to easily view and analyze their rental activity, permitting them to better manage their travel budgets and monitor employee compliance with applicable travel policies.

Car Rental

The Budget brand is a leading supplier of vehicle rental and other mobility solutions focused primarily on more value-conscious customers. We operate or license Budget car rental locations at most of the largest airports and cities in the world.

The table below presents the approximate number of Budget locations as of December 31, 2019.

	Budget Locations*
	Americas	International	Total
Company-operated locations	1,375	900	2,275
Licensee locations	550	1,100	1,650
Total Budget Locations	1,925	2,000	3,925

*	Certain locations support multiple brands.

We also license the Budget brand to independent commercial owners who operate approximately half of our locations worldwide and generally pay royalty fees to us based on a percentage of applicable revenues. In 2019, these royalty fees totaled approximately 1% of our worldwide Budget revenues.

Budget offers its customers several products and services similar to Avis, such as refueling options, roadside assistance, electronic toll collection, curbside delivery and other supplemental rental products, emailed receipts and special rental rates for frequent renters. In addition, Budget’s mobile application allows customers to reserve, modify and cancel reservations on their mobile device, and its Fastbreak service expedites rental service for frequent travelers.

Budget Truck

Our Budget Truck rental business is one of the largest local and one-way truck and cargo van rental businesses in the United States. As of December 31, 2019, our Budget Truck fleet is comprised of approximately 20,000 vehicles that are rented through a network of approximately 575 dealer-operated and 420 Company-operated locations throughout the continental United States. These dealers are independently-owned businesses that generally operate other retail service businesses. In addition to their principal businesses, the dealers rent our light- and medium-duty trucks and commercial cargo vans to customers and are responsible for collecting payments on our behalf. The dealers receive a commission on all truck, van and ancillary equipment rentals. The Budget Truck rental business serves both the light commercial and consumer sectors. The light commercial sector consists of a wide range of businesses that rent light- to medium-duty trucks, which we define as trucks having a gross vehicle weight of less than 26,000 pounds, for a variety of commercial applications. The consumer sector consists primarily of individuals who rent trucks to move household goods on either a one-way or local basis.

In 2019, our Company-operated Budget vehicle rental operations generated total revenues of approximately $3.2 billion, of which approximately $2.4 billion was derived from leisure customers and $2.2 billion was derived from customers renting at airports. The following graphs present the approximate composition of our Budget revenues in 2019.
Zipcar is a leading provider in the car sharing network, driven by a mission to enable simple and responsible urban living. With its wide variety of self-service vehicles available by the hour or day, Zipcar offers comprehensive, convenient and flexible car sharing options in urban areas and college campuses in over 450 cities and towns. Zipcar provides its members on-demand, self-service vehicles in reserved parking spaces located in neighborhoods, business districts, office complexes, college campuses and airports, as an alternative to car ownership. Members can reserve vehicles online, on a mobile device or over the phone, by the minute, hour or by the day, at rates that include gasoline, insurance and other costs associated with vehicle ownership. We continue to offer our Zipcar Commuter product in 2019, which is available in several major markets in North America and provides sole access to a vehicle on weekdays and a dedicated parking spot during the week for Zipcar members who may commute outside of the city for work. We also continue to offer our Zipcar Flex product in London providing for one-way rentals, including to and from Heathrow airport, which can be parked in public on-street spots in designated areas of the city.

Other Brands

Our other brands include the following:

•
Payless, a leading rental car supplier serving the deep-value segment of the industry, which we license or operate in approximately 250 locations worldwide, including more than 160 locations operated by licensees and approximately 90 Company-operated locations.

◦
Company-operated Payless locations are primarily located in North America, the majority of which are at or near major airports. Payless’ rental fees are often lower than those of larger, more established vehicle rental brands.

◦
The Payless business model allows the Company to extend the life-cycle of a portion of our rental fleet, as we “cascade” certain vehicles that exceed certain Avis and Budget age or mileage thresholds to be used by Payless.

•	Apex, which operates in approximately 30 rental locations at, or near, major airports and in several metropolitan cities in New Zealand and Australia with a separate rental fleet.

◦	Apex generates reservations through proprietary websites as well as a contact center and online travel agencies and typically has a greater-than-average length of rental.

•	Maggiore, a leading vehicle rental brand in Italy, where we operate or license in approximately 145 rental locations throughout the country.

◦
Maggiore has a strong local reputation and benefits from a strong presence at airport, off-airport and railway locations and from the integration of our existing operations and rental fleet management expertise.

•
Morini Rent, a leading vehicle rental brand in Italy, which offers rental of cars, vans and refrigerated vehicles and which we operate or license in approximately 50 rental locations throughout the country.

•
FranceCars, which operates one of the largest light commercial vehicle rental fleets in France in approximately 85 rental locations and leverages our existing operational processes and local customer base.

•	Turiscar, a leading vehicle rental brand in Portugal, which operates primarily in the corporate market, including light commercial vehicles, at more than 25 rental locations throughout the country.
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

Marketing and Sales

We support our brands through a range of marketing channels and campaigns, including traditional media, such as television and print advertising, as well as Internet and email marketing, social media and mobile device applications. We market through sponsorships of major sports entities such as the PGA Tour, Pebble Beach, the New York Yankees, the Toronto Maple Leafs, Toronto Raptors and Toronto FC. We also market through sponsorships of charitable organizations such as the Make-A-Wish Foundation and the Red Cross. We utilize a customer relationship management system that enables us to deliver more targeted and relevant offers to customers across online and offline channels and allows our customers to benefit through better and more relevant marketing, improved service delivery and loyalty programs that reward frequent renters with free rental days and car class upgrades.

We maintain strong links to the travel industry including marketing alliances with numerous marketing partners, such as American Airlines, and major hotel companies.

In addition, we have developed relationships that provide brand exposure and access to new customers, including deals to provide vehicles to ride-hail drivers in cities across North America.

Approximately 60% of vehicle rental transactions in 2019 from our Company-operated Avis locations were generated by travelers who rented from Avis under contracts between Avis and their employers or through membership in an organization with which Avis has a contractual affiliation (such as AARP and Costco Wholesale). In 2019, the Company introduced Business Intelligence, an online portal complete with rental summary dashboards, visualizations and detailed reports that provides our corporate customers with insight into their program’s performance, giving them direct access to more data in a customer-facing portal offering useful data insights, including options to customize and schedule reports. Avis also maintains marketing relationships with other organizations such as American Express, MasterCard International and others, through which we are able to provide their customers with incentives to rent from Avis. Generally, Avis licensees also have the option to participate in these affiliations.

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

LICENSING

We have licensees in approximately 175 countries throughout the world. Royalty fee revenues derived from our vehicle rental licensees in 2019 totaled $135 million, with approximately $95 million in our International segment and $40 million in our Americas segment. Licensed locations are independently operated by our licensees and range from large operations at major airport locations and territories encompassing entire countries to relatively small operations in suburban or rural locations. Our licensees generally maintain separate independently owned and operated fleets. Royalties generated from licensing provide us with a source of high-margin revenue because there are relatively limited additional costs associated with fees paid by licensees to us. We facilitate one-way vehicle rentals between Company-operated and licensed locations, which enables us to offer an integrated network of locations to our customers.

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

We continue to optimize the Avis and Budget brands by issuing new license agreements and periodically acquiring licensees to grow our revenues and expand our global presence. Discussion of our recent acquisitions is included in Note 6 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

OTHER REVENUES

In addition to revenues derived from time and mileage fees from our vehicle rentals and licensee royalties, we generate revenues from our customers through the sale and/or rental of optional ancillary products and services. We offer products to customers that will enhance their rental experience, including:

•	collision and loss damage waivers, under which we agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental;

•	additional/supplemental liability insurance or personal accident/effects insurance products which provide customers with additional protections for personal or third-party losses incurred;

•
products for driving convenience such as fuel service options, chauffeur drive services, roadside assistance services, electronic toll collection services, curbside delivery, tablet rentals, access to satellite radio, portable navigation units and child safety seat rentals; and

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

Fleet Purchases

We maintain a diverse rental fleet, in which no vehicle manufacturer represented more than 14% of our 2019 fleet purchases, and we regularly adjust our fleet levels to be consistent with demand. We participate in a variety of vehicle purchase programs with major vehicle manufacturers. The following presents the approximate percentage of fleet purchases by manufacturer in 2019.
* Includes all manufacturers for which fleet purchases were less than 5%.

Fleet costs represented approximately 23% of our aggregate expenses in 2019. Fleet costs can vary from year to year based on the prices at which we are able to purchase and dispose of rental vehicles.

In 2019, approximately 34% of our average rental fleet was comprised of the following:

•
vehicles subject to agreements requiring automobile manufacturers to repurchase vehicles at a specified price during a specified time period or guarantee our rate of depreciation on the vehicles during a specified period of time; or

•	vehicles subject to operating leases, which are subject to a fixed lease period and interest rate.

We refer to vehicles subject to these agreements as “program” vehicles and vehicles not subject to these agreements as “risk” vehicles because we retain the risk associated with such vehicles’ residual values at the time of their disposition. The following graphs present the approximate percentage of program vehicles in both our average rental fleet and purchases within each of our reporting segments in the last three years.

Our agreements with automobile manufacturers typically require that we pay more for program vehicles and maintain them in our fleet for a minimum number of months and impose certain return conditions, including vehicle condition and mileage requirements. When we return program vehicles to the manufacturer, we receive the price guaranteed at the time of purchase and are therefore protected from fluctuations in the prices of previously-owned vehicles in the wholesale market. In 2019, approximately 49% of the vehicles we disposed of were sold pursuant to repurchase or guaranteed depreciation programs. The future percentages of program and risk vehicles in our fleet will depend on several factors, including our expectations for future used vehicle prices, our seasonal needs and the availability and attractiveness of manufacturers’ repurchase and guaranteed depreciation programs.

Fleet Dispositions

We dispose of our risk vehicles largely through resale and alternative disposition channels, including direct-to-consumer, online auctions, retail lots and direct-to-dealer sales, as well as through more traditional automobile auctions. Alternative disposition channels provide the opportunity to increase vehicle sales prices and reduce relevant fleet costs compared to selling vehicles at auctions. We have continued to expand the scope of our direct-to-consumer vehicle sales program, growing sales of our risk vehicles directly to consumers through our Ultimate Test Drive online program and our approximately 15 physical retail locations, which offer customers the ability to purchase well-maintained, late-model rental vehicles from our fleet. We dispose of our program vehicles in accordance with repurchase or guaranteed depreciation programs with major vehicle manufacturers.

Fleet Utilization

In 2019, our average monthly vehicle rental fleet size ranged from a low of approximately 576,000 vehicles in January to a high of approximately 757,000 vehicles in July. Our average monthly car rental fleet size typically peaks in the summer months. Average fleet utilization for 2019, which is based on the number of rental days (or portion thereof) that vehicles are rented compared to the total amount of time that vehicles are available for rent, ranged from 64% in January to 76% in July. Our calculation of utilization may not be comparable to other companies’ calculation of similarly titled metrics.

Fleet Maintenance

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

EMPLOYEES

As of December 31, 2019, we employed approximately 30,000 people worldwide, of whom approximately 8,800 were employed on a part-time basis. Of our approximately 30,000 employees, approximately 18,000 were employed in our Americas segment and 12,000 in our International segment.

In our Americas segment, the majority of our employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. Certain of our executive officers may be employed under employment contracts that may specify a term of employment and specify pay and other benefits. In our International segment, we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. Many of our employees are covered by a variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions.

As of December 31, 2019, approximately 27% of our employees were covered by collective bargaining or similar agreements with various labor unions. We believe our employee relations are satisfactory.

AIRPORT CONCESSION AGREEMENTS

We generally operate our vehicle rental and car sharing services at airports under concession agreements with airport authorities, pursuant to which we typically make airport concession payments and/or lease payments. In general, concession fees for on-airport locations are based on a percentage of total commissionable revenues (as defined by each airport authority), often subject to minimum annual guaranteed amounts. Concessions are typically awarded by airport authorities every three to ten years based upon competitive bids. Our concession agreements with the various airport authorities generally impose certain minimum operating requirements, provide for relocation in the event of future construction and provide for abatement of the minimum annual guarantee in the event of extended low passenger volume.

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

The following chart presents our quarterly revenues for the years ended December 31, 2017, 2018 and 2019.
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

Our vehicle rental operations compete primarily with Enterprise Holdings, Inc., which operates the Enterprise, National and Alamo car rental brands; Hertz Global Holdings, Inc., which operates the Hertz, Dollar and Thrifty brands; Europcar Mobility Group, which operates the Europcar, Goldcar, InterRent, Buchbinder and Ubeeqo brands; and Sixt AG. We also compete with smaller local and regional vehicle rental companies for vehicle rental market share, and with ride-hailing companies largely for short length trips in urban areas. Our Zipcar brand also competes with various local and regional mobility companies, including mobility services sponsored by several auto manufacturers, ride-hailing and car sharing companies and other technology players in the mobility industry. Our Budget Truck operations in the United States competes with several other local, regional and nationwide truck rental companies including U-Haul International, Inc., Penske Truck Leasing Corporation, Ryder Systems, Inc. and Enterprise.

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

In Europe, we insure the risk of liability to third parties arising from vehicle rental and car sharing services in accordance with local regulatory requirements primarily through insurance policies provided by unaffiliated insurers. We may retain a portion of the insured risk of liability through local deductibles, and by reinsuring certain risks through our captive insurance subsidiary AEGIS Motor Insurance Limited. In Australasia, motor vehicle bodily injury insurance coverage is compulsory and provided upon vehicle registration. In addition, we provide our customers with third-party property damage insurance through an unaffiliated third-party insurer. We retain a share of property damage risk through AEGIS Motor Insurance Limited. AEGIS Motor Insurance Limited reinsures certain risks through an unaffiliated company, which limits its liabilities. We insure the risk of liability to third parties in Argentina through unaffiliated insurers.

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

OUR INTELLECTUAL PROPERTY

We rely primarily on a combination of trademark, trade secret and copyright laws, as well as contractual provisions with employees and third parties, to establish and protect our intellectual property rights. The service marks “Avis,” “Budget” and “Zipcar” and related marks or designs incorporating such terms and related logos and marks such as “We Try Harder,” “We Know The Road” and “Own The Trip, Not The Car” are material to our vehicle rental and car sharing businesses. Our subsidiaries and licensees actively use these marks. All of the material marks used by Avis, Budget and Zipcar are registered (or have applications pending for registration) with the U.S. Patent and Trademark Office as well as in foreign jurisdictions. Our subsidiaries own the marks and other intellectual property, including the Wizard system, used in our business. We also own trademarks and logos related to the “Apex Car Rentals” brand in Australia and New Zealand, the “Payless Car Rental” brand in the United States and several other countries, the “Maggiore” and “Morini Rent” brands in Italy, the “FranceCars” brand in France and the “Turiscar” brand in Portugal. Our subsidiaries have also filed patent applications pertaining to fleet and connected car technology in the U.S. and other countries.

CORPORATE SOCIAL RESPONSIBILITY

At Avis Budget Group, we take our responsibilities as a corporate citizen seriously. We are aware of how our actions can benefit the community and are sensitive to the needs of the environment, our customers and our employees.

Our practices in corporate social responsibility focus on our people, our communities, and our planet. We are committed to the highest standards of ethics, integrity and compliance in all respects of our business.

•
Our People: We believe that our success has its foundation in how we treat our employees. In concert with our core values, we seek to foster an environment where communication among our employees is open, honest, and respectful; performance is recognized; growth is encouraged; and accomplishments - individual and collective - are celebrated. We also seek to support the well-being and development of the people we employ and the communities in which they work. The following initiatives reflect our commitment to achieving these goals:

•
Diversity and Inclusion: We are committed to providing equal employment opportunity to all applicants and employees without regard to race, religion, color, sexual orientation, gender, gender identity, age, national origin, ancestry, citizenship, protected veteran or disability status or any factor prohibited by law, and as such we affirm in policy and practice to support and promote the concept of equal employment opportunity and affirmative action, in accordance with all applicable federal, state, provincial and municipal laws. As an equal-opportunity employer, we are proud to provide an inclusive workplace that embraces and celebrates demographic, cultural and lifestyle differences.

•	Employee Benefits: We care about our employees and their families. We strive to offer them comprehensive and high value benefits programs that take care of their health and financial needs.

Our Communities: We help and encourage our employees to connect to the communities in which they reside. Through our “Inspire the World” program we challenge our employees to dedicate an hour of their time to a local cause close to their hearts. As well as empowering our employees to volunteer in their local communities, we are committed to helping a variety of causes and charities that support people in crisis situations and who live with life-threatening illnesses. Those we support were chosen because our employees told us that charities that support women and children are the most important to them.

•
Being Prepared When Disaster Strikes: Over the past seventy years, we have developed strong competencies in responding to business disruptions. Whether the disruption is man-made or an extreme weather event such as a hurricane, flood or wildfire, our business continuity programs are central to how we respond in times of crisis. Our program’s focus is on preparing and protecting our people, property and infrastructure. We utilize an “all hands on deck” approach within our incident management and command structure to ensure that we respond as rapidly and effectively as possible. We have also developed longstanding partnerships with leading national disaster response agencies, which strengthen our ability to provide support to affected customers, employees and communities.

•
The Environment: As a responsible corporate citizen, we are committed to monitoring, measuring and managing our environmental impact, and working to reduce it where practicable on an ongoing basis. This enables us to meet customer expectations while building a resilient business for generations to come. The following illustrates these commitments:

•
Environmental Footprint: Through our continuous improvement approach, we work proactively to address the environmental challenges that impact our business. Guided by our Environmental Policy, we focus on the environmental issues most important to us and our stakeholders.

•
Sustainable Operations: We are driving the efficiencies needed to reduce our environmental impact and enhance the sustainability of our operations. These are mainly driven by improvements on vehicle preventive maintenance, the incorporation of green building practices and by complying with all environmental regulations.

•
Carbon Offset Program: We are committed to helping educate both consumers and travel professionals on their environmental impact from rental car use and on how that can be reduced. We also work closely with our corporate customers to help them achieve their environmental impact reduction targets through our carbon offset program.

•
Sustainable Fleet: We have been actively anticipating and driving changes in mobility. Connected and autonomous vehicles are likely to become a common feature worldwide, along with an increase use of electric and shared vehicles, which is why we’re building on our core experience, data intelligence and technology to develop entirely new lines of business and extend our offering and capabilities for our customers, businesses and cities. Our efforts include:

◦
Car Sharing: Our Zipcar car sharing technology was designed and specifically built for our car sharing business and has been continually refined and upgraded. With more than one million members worldwide, Zipcar is taking thousands of vehicles off the road and reducing congestion. In addition, car sharing members report notable reductions in their own driving behavior after joining.

◦	Connected Vehicles: Connected vehicles support our ability to reduce emissions through a steadfast focus on fleet maintenance and optimization.

◦
Fleet Efficiency: We offer our customers the opportunity to choose from a wide variety of vehicles, including hybrids, electric or fuel efficient vehicles at almost all of our locations. Our fleet consists primarily of vehicles from the current and immediately preceding model year - this ensures the highest possible standards of air emissions control. Our hybrid fleet is one of the largest in our industry with 19,000+ hybrid vehicles globally.

Our most recent Corporate Social Responsibility Report (“CSR”) is available on the Company’s website. The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

REGULATION

We are subject to a wide variety of laws and regulations in the countries in which we operate, including those relating to, among others, consumer protection, insurance products and rates, franchising, customer privacy and data protection, securities and public disclosure, competition and antitrust, environmental matters, taxes, automobile-related liability, corruption and anti-bribery, labor and employment matters, health and safety, claims management, automotive retail sales, currency-exchange and other various banking and financial industry regulations, cost and fee recovery, the protection of our trademarks and other intellectual property, and local ownership or investment requirements. Additional information about the regulations that we are subject to can be found in Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

COMPANY INFORMATION

Our principal executive office is located at 6 Sylvan Way, Parsippany, New Jersey 07054 (our telephone number is 973-496-4700). The Company files electronically with the Securities and Exchange Commission (the “SEC”) required reports on Form 8-K, Form 10-Q, Form 10-K and Form 11-K; proxy materials; registration statements and other forms or reports as required. Certain of the Company’s officers, directors and stockholders also file statements of beneficial ownership and of changes in beneficial ownership on Forms 3, 4 and 5 with the SEC. Such materials may be accessed electronically on the SEC’s Internet site (sec.gov). The Company maintains a website (avisbudgetgroup.com) and copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports, proxy materials and any amendments to these reports filed or furnished with the SEC are available free of charge in the Investor Relations section of our website, as soon as reasonably practicable after filing with the SEC. Copies of our board committee charters, Codes of Conduct and Ethics, Corporate Governance Guidelines and other corporate governance information are also available on our website. If the Company should decide to amend any of its board committee charters, Codes of Conduct and Ethics or other corporate governance documents, copies of such amendments will be made available to the public through the Company’s website. The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

The following is a cautionary discussion of the most significant risks, uncertainties and assumptions that we believe are significant to our business and should be considered carefully in conjunction with all of the other information set forth in this Annual Report on Form 10-K. The risks described below are not an exhaustive list of the risks that we face and are not listed by order of priority or materiality. In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, the factors described in this item could, individually or in the aggregate, cause our actual results to differ materially from those described in any forward-looking statements. Should unknown risks or uncertainties materialize or underlying assumptions prove inaccurate, actual results could materially differ from past results and/or those anticipated, estimated or projected. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

RISKS RELATED TO OUR BUSINESS

We face risks related to the high level of competition in the mobility industry.

The mobility industry is highly competitive, with price being one of the primary competitive factors. To the extent that our competitors reduce their pricing and we do not provide competitive pricing, or if price increases we implement make us less competitive, we risk losing rental volume from existing customers, as well as lessening the chances of success for future bids for new customer accounts. If competitive pressures lead us to lose rental volume or match any downward pricing and we are unable to reduce our operating costs, then our financial condition or results of operations could be materially adversely impacted.

Additionally, pricing in the vehicle rental industry is impacted by the size of rental fleets and the supply of vehicles available for rent. Any significant fluctuations in the supply of rental vehicles available in the market due to an unexpected decrease in demand, or actions taken by our competitors that increases fleet significantly above market demand, could negatively affect our pricing, operating plans or results of operations if we are unable to adjust the size of our rental fleet in response to fluctuations in supply and demand.

The competitive environment for our mobility services has become more intense as additional companies, including automobile manufacturers, ride-hailing companies, car sharing companies and other technology players in the mobility industry enter our existing markets or expand their operations. Companies offering new mobility business models, including ride-hailing or car sharing services may affect demand for rental vehicles. Some of these companies may have access to substantial capital, innovative technologies or have the ability to provide services at a relatively low cost. To the extent these companies can improve transportation efficiency, alter driving patterns or attitudes toward vehicle rental, offer more competitive prices or fleet management services, more effectively utilize mobile platforms, undertake more aggressive marketing campaigns, price their competing services below market or otherwise disrupt the mobility industry, we risk heightened pricing competition and/or loss of rental volume, which could adversely impact our business and results of operations if we are unable to compete with such efforts.

The risk of competition on the basis of pricing in the truck rental industry can be even more impactful than in the car rental industry as it can be more difficult to reduce the size of our truck rental fleet in response to significantly reduced demand.

We face risks related to fleet costs.

Fleet costs typically represent our single largest expense and can vary from year to year based on the prices that we are able to purchase and dispose of our vehicles. We purchase program vehicles, which are guaranteed a rate of depreciation through agreements with auto manufacturers, and non-program, or “risk” vehicles. In 2019, on average approximately 66% of our rental fleet was comprised of risk vehicles.

The costs of our risk vehicles may be adversely impacted by the relative strength of the used car market, particularly the market for one- to two-year old used vehicles, or potentially by the insolvency or bankruptcy of an auto manufacturer from whom we purchase vehicles. We currently sell risk vehicles through various sales channels in the used vehicle marketplace, including traditional auctions, on-line auctions, direct-to-dealer sales and directly to consumers through either retail lots or our Ultimate Test Drive consumer car sales program. These channels may not produce stable vehicle prices in the future, as the market for used vehicles is subject to changes in demand for such vehicles, consumer interests, inventory levels, new car pricing, interest rates, fuel costs, tariffs and general economic conditions. A reduction in residual values for risk vehicles in our rental fleet could cause us to sustain a substantial loss on the ultimate sale of such vehicles or require us to depreciate those vehicles at a more accelerated rate than previously anticipated while we own them.

If the market value of the vehicles in our fleet is reduced or our ability to sell vehicles in the used vehicle marketplace were to become severely limited, we may have difficulty meeting collateral requirements due under our asset-backed financing facilities, which could lead to decreased capacity in such facilities and effectively increase our fleet costs or adversely impact our profitability. In addition, if we are unable to meet our collateral requirements under such facilities, the outstanding principal amount due may be required to be repaid earlier than anticipated. If that were to occur, the holders of our asset-backed debt may have the ability to exercise their right to instruct the trustee to direct the return of program vehicles and/or the sale of risk vehicles to generate proceeds sufficient to repay such debt.

Program and leased vehicles enable us to determine our depreciation expense in advance of purchase. Our program and leased vehicles also generally provide us with flexibility to reduce the size of our fleet rapidly. This flexibility would be affected as the percentage of program vehicles in our fleet is reduced, or if the features of the programs provided by auto manufacturers are less favorable. Our inability to reduce the size of our fleet in response to seasonal demand fluctuations, economic constraints or other changes in demand could have an adverse impact on our fleet costs and results of operations.

Failure by a manufacturer to fulfill its obligations under any program agreement or incentive payment obligation, due to insolvency, bankruptcy or other reasons, could leave us with a material expense if we are unable to dispose of program vehicles at prices estimated at the time of purchase or with a substantial unpaid claim against the manufacturer, particularly with respect to program vehicles that were either (i) resold for an amount less than the amount guaranteed under the applicable program and therefore subject to a “true-up” payment obligation from the manufacturer; or (ii) returned to the manufacturer, but for which we were not yet paid, and therefore we could incur a substantial loss as a result of such failure to perform.

While we source our fleet purchases from a wide range of auto manufacturers, we are exposed to risk to the extent that any auto manufacturer significantly curtails production, increases the cost of vehicles or declines to sell vehicles to us on terms or at prices consistent with past practice. Should any of these risks occur, we may be unable to obtain a sufficient number of vehicles to operate our business without significantly increasing our fleet costs or reducing our volumes.

We face risks related to safety recalls affecting our vehicles.

Our vehicles may be subject to safety recalls by their manufacturers, which could have an adverse impact on our business when we remove recalled vehicles from our rentable fleet. We cannot control nor predict the number of vehicles that will be subject to manufacturer recalls in the future. Recalls often require us to retrieve vehicles from customers and/or hold vehicles until we can arrange for the repairs described in the recalls to be completed. As such, recalls can result in incremental costs, negatively impact our revenues and/or reduce our fleet utilization. If a large number of vehicles were to be the subject of one or more recalls, or if needed replacement parts were not in adequate supply, we may be unable to utilize recalled vehicles for a significant period of time. We could also face liability claims related to vehicles subject to a safety recall. Depending on the nature and severity of the recall, it could create customer service problems, reduce the residual value of the vehicles involved, harm our general reputation and/or have an adverse impact on our financial condition or results of operations.

Weakness in travel demand or general economic conditions, or a significant increase in fuel costs, can adversely impact our business.

Demand for vehicle rentals is generally subject to and impacted by international, national and local economic conditions and travel demand. When travel demand or economic conditions in the United States, Europe and/or worldwide weakens, our financial condition and results of operations are often adversely impacted.

Any significant airline capacity reductions, airfare or related fee increases, reduced flight schedules, or any events that disrupt or reduce business or leisure air travel or weaken travel demand and tourism, such as work stoppages, military conflicts, terrorist incidents, natural disasters, disease epidemics, or the response of governments to any such events, could have an adverse impact on our results of operations. For instance, the ongoing coronavirus outbreak emanating from China at the beginning of 2020 has resulted in increased travel restrictions. In addition, any significant increases in fuel prices, a severe protracted disruption in fuel supplies or rationing of fuel could discourage our customers from renting vehicles or reduce or disrupt air travel, which could also adversely impact our results of operations.

Our truck rental business can be impacted by the housing market. If conditions in the housing market were to weaken, we may see a reduction in truck rental transactions, which could have an adverse impact on our business.

Our truck rental business can be impacted by changes in the light commercial business sector. If the light commercial business develops their own package delivery service with a fleet of trucks and vans to use for their business, or other large competitors enter the package delivery service industry, in particular around the holiday season, we may see a reduction in truck rental transactions, which could have an adverse impact on our business.

We face risks related to our ability to successfully implement our business strategies and to preserve the value of our brands.

Our strategic objectives involve winning and retaining customers through supporting and strengthening our brands, increasing operational efficiency and margins and enhancing our position in the evolving mobility industry. We see significant potential in the areas of optimizing our pricing, customer mix and sales of ancillary products and services, optimizing our procurement, deployment and disposition of vehicles, including increased use of non-auction channels for selling our risk vehicles; and applying connected-car/in-vehicle systems and other emerging technologies in our operations. If we are unsuccessful in implementing our strategic initiatives, our financial condition or results of operations could be adversely impacted.

The Company continues to further streamline its administrative and shared-services infrastructure that identifies and replicates best practices, leverages the scale and capabilities of third-party service providers and is designed to increase the global standardization and consolidation of non-rental-location functions over time. We cannot be certain that such initiatives will continue to be successful. Failure to successfully implement any of these initiatives could have an adverse impact on our financial condition or results of operations.

Any failure to adapt to changes in the mobility industry, provide a high-quality rental experience for our customers and members, adopt new technologies, capitalize on cost saving initiatives or meet customer needs could substantially harm our reputation and competitiveness and could adversely impact our financial condition or results of operations.

We face risks related to political, economic and commercial instability or uncertainty in the countries in which we operate.

Our global operations expose us to risks related to international, national and local economic and political conditions and instability. For example, our operations in the United Kingdom include a significant amount of cross-border business that could be negatively impacted by the withdrawal of the United Kingdom from the European Union. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the United Kingdom from the European Union will have and how such withdrawal would affect our operations. The withdrawal could lead to volatility in the global financial markets, adversely affect tax, legal and regulatory regimes and could impact the economies of the United Kingdom and other countries in which we operate, which could have a material adverse effect on our results in such countries. Operating our business in a number of different regions and countries exposes us to a number of other risks, including:

•	multiple and potentially conflicting laws, regulations, trade policies and agreements that are subject to change;

•	varying tax regimes, including consequences from changes in applicable tax laws;

•	the imposition of currency restrictions, restrictions on repatriation of earnings or other restraints, as well as difficulties in obtaining financing in foreign countries for local operations;

•	potential changes to import-export laws, trade treaties or tariffs in the countries where we purchase vehicles;

•	international trade disruptions or disputes, including in connection with the ongoing trade negotiations between the United States and China;

•	local ownership or investment requirements, or compliance with local laws, regulations or business practices;

•	uncertainty and changes to political and regulatory regimes as a result of changing social, political, regulatory and economic environments in the United States and internationally;

•	national and international conflict, including terrorist acts; and

•	political and economic instability or civil unrest that may severely disrupt economic activity in affected countries.

Exposure to these risks may adversely impact our financial condition or results of operations. Our licensees’ vehicle rental operations may also be impacted by political, economic and commercial instability, which in turn could impact the amount of royalty payments they make to us.

We face risks related to third-party distribution channels that we rely upon.

We rely upon third-party distribution channels to generate a significant portion of our vehicle rental reservations, including:

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

We rely heavily on the satisfactory performance and availability of our information systems, including our reservation systems, websites and network infrastructure to attract and retain customers, accept reservations, process rental and sales transactions, manage our fleet of vehicles, account for our activities and otherwise conduct our business. We have centralized our information systems and we rely on third-party communications service and system providers to provide technology services and link our systems with the business locations these systems were designed to serve. We have been subjected to, and from time to time in the future may be subject to, a failure or interruption that results in the unavailability of certain of our information systems. Such a failure or interruption, or a major disruption of communications between a system and the locations it serves, could cause a loss of reservations, interfere with our fleet management, slow rental and sales processes, create negative publicity that damages our reputation or otherwise adversely impacts our ability to manage our business effectively. We may experience system interruptions or disruptions for a variety of reasons, including as the result of network failures, power outages, cyber attacks, employee errors, software errors, an unusually high volume of visitors attempting to access our systems, or localized conditions such as fire, explosions or power outages or broader geographic events such as earthquakes, storms, floods, epidemics, strikes, acts of war, civil unrest or terrorist acts. Because we are dependent in part on independent third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. Our systems’ business continuity plans and insurance programs seek to mitigate such risks but they cannot fully eliminate the risks as a disruption could be experienced in any of our information systems.

We face risks related to cybersecurity breaches of our systems and information technology.

Threats to network and data security are becoming increasingly diverse and sophisticated. As cybersecurity threats become more frequent, intense and sophisticated, costs of proactive defense measures may increase. Third parties may have the technology or expertise to breach the security of our customer transaction data and our security measures may not prevent physical security or cybersecurity breaches, which could result in substantial harm to our business, our reputation or our results of operations. We rely on encryption and/or authentication technology licensed from and, at times, administered by independent third parties to secure transmission of confidential information, including credit card numbers and other customer personal information. Our outsourcing agreements with these third-party service providers, including third-party hosted cloud environments, generally require that they have adequate security systems in place to protect our customer transaction data. Despite the implementation of cybersecurity measures (including access controls, data encryption, vulnerability assessments, continuous monitoring, and maintenance of backup and protective systems), our information technology systems or those used by our third-party service providers may still be vulnerable to a breach. In addition, anyone who is able to circumvent our security measures, or those of the third-party service providers we use, could misappropriate proprietary information or cause interruptions in our operations. Risks of cybersecurity incidents caused by malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, could include hacking, viruses, malicious software, ransomware, phishing attacks, denial of service attacks and other attempts to capture, disrupt or gain unauthorized access to data are rapidly evolving and could lead to disruptions in our reservation system or other data systems, unauthorized release of confidential or otherwise protected information or corruption of data. The techniques used by third parties change frequently and may be difficult to detect for long periods of time. Any successful efforts by individuals to infiltrate, break into, disrupt, damage or otherwise steal from the Company’s, its licensees’ or its third-party service providers’ security or information systems could damage our reputation and expose us to increased cybersecurity protection costs, litigation or other liability that could adversely impact our financial condition or results of operations. A cybersecurity breach resulting in the unauthorized use or disclosure of certain personal information could put individuals at risk of identity theft and financial or other harm and result in costs to the Company in investigation, remediation, legal defense and in liability to parties who are financially harmed. Failure to appropriately address these issues could also give rise to potentially material legal risks and liabilities.

We face risks related to our property leases and vehicle rental concessions.

We lease or have vehicle rental concessions at locations throughout the world, including at most airports where we operate and at train stations throughout Europe, where vehicle rental companies are frequently required to bid periodically for space at these locations. If we were to lose a property lease or vehicle rental concession, particularly at an airport or a train station in a major metropolitan area, there can be no assurance that we would be able to find a suitable replacement location on reasonable terms which could adversely impact our business.

We face risks related to the seasonality of our business.

In our business, the third quarter of the year has historically been our most profitable quarter, as measured by net income and Adjusted EBITDA, due to the increased level of summer leisure travel and household moving activity. We vary our fleet size over the course of the year to help manage seasonal variations in demand, as well as localized changes in demand that we may encounter in the various regions in which we operate. Any circumstance or occurrence that disrupts rental activity during the third quarter, especially in North America and Europe, could have a disproportionately adverse impact on our financial condition or results of operations.

We are dependent on our senior management and other key personnel.

Our future success depends on key members of our senior management team and other key personnel, our ability to effectively recruit, retain and motivate high quality employees, and replace those who retire or resign. In

May 2019, we announced the departure of our President and Chief Executive Officer, effective December 31, 2019. On December 30, 2019, we announced that our President, Americas, would assume the role of President and Chief Executive Officer on an interim basis while the search process for a permanent chief executive officer continues. The loss of services of one or more of the other key members of our senior management team or other key personnel could impact our operations, ability to execute our strategies and adversely affect our business and operating results.

We face risks related to acquisitions, including the acquisition of existing licensees or investments in or partnerships with other related businesses.

We may engage in strategic transactions, including the acquisition of, or investment in, existing licensees and/or other businesses, partnerships or joint ventures with other companies. The risks involved in engaging in these types of transactions include the possible failure to successfully integrate the operations of acquired businesses, or to realize expected benefits within the anticipated time frame, or at all, such as cost savings, synergies, sales and growth opportunities. In addition, the integration of an acquired business or oversight of a partnership or joint venture may result in material unanticipated challenges, expenses, liabilities or competitive responses, including:

•	inconsistencies between our standards, procedures and policies and those of an acquired business, partnership and/or joint venture;

•	costs or inefficiencies associated with the integration of our operational and administrative systems;

•	the increased scope and complexity of our operations could require significant attention from management and could impose constraints on our operations or other projects;

•
unforeseen expenses, delays or conditions, including required regulatory or other third-party approvals or consents, or provisions in contracts with third parties that could limit our flexibility to take certain actions;

•
an inability to retain the customers, employees, suppliers and/or marketing partners of an acquired business, partnership or joint venture or generate new customers or revenue opportunities through a strategic partnership;

•
the costs of compliance with local laws and regulations and the implementation of compliance processes, as well as the assumption of unexpected liabilities, litigation, penalties or other enforcement actions;

•	exposure to undetected malware and viruses embedded in the acquired IT systems of the acquired entity; and

•	higher than expected costs arising due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies.

Any one of these factors could result in delays, increased costs or decreases in the amount of expected revenues related to combining the companies or derived from a strategic transaction and could adversely impact our financial condition or results of operations.

We face risks related to fluctuations in currency exchange rates.

Our operations generate revenue and incur operating costs in a variety of currencies. The financial position and results of operations of many of our foreign subsidiaries are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our Consolidated Financial Statements. Changes in exchange rates among these currencies and the U.S. dollar will affect, among other things, the recorded levels of our assets and liabilities in our Consolidated Financial Statements. While we take steps to manage our currency exposure, such as currency hedging, we may not be able to effectively limit our exposure to intermediate- or long-term movements in currency exchange rates, which could adversely impact our financial condition or results of operations.

We face risks related to our derivative instruments.

We typically utilize derivative instruments to manage fluctuations in foreign exchange rates, interest rates and gasoline prices. The derivative instruments we use to manage our risk are usually in the form of interest rate swaps and caps and foreign exchange and commodity contracts. Periodically, we are required to determine the change in fair value, called the “mark-to-market,” of some of these derivative instruments, which could expose us to substantial mark-to-market losses or gains if such rates or prices fluctuate materially from the time we entered into the derivatives. Accordingly, volatility in rates or prices may adversely impact our financial position or results of operations and could impact the cost and effectiveness of our derivative instruments in managing our risks.

We face risks related to liability and insurance.

Our global operations expose us to several forms of liability, including claims for bodily injury, death and property damage related to the use of our vehicles, or for having our customers on our premises, as well as workers’ compensation and other employment-related claims by our employees. We may become exposed to uninsured liability at levels in excess of our historical levels. In addition, liabilities related to existing or future claims may exceed the level of our reserves and/or our insurance, which could adversely impact our financial condition and results of operations. Furthermore, insurance with unaffiliated insurers may not continue to be available to us on economically reasonable terms or at all. Should we be subject to an adverse ruling, or experience other significant liability for which we did not plan and are unable to adequately insure against such liability, our results of operations, financial position or cash flows could be negatively impacted.

We reinsure certain insurance exposures as well as offer optional insurance coverages through unaffiliated third-party insurers that then reinsure all or a portion of their risks through our insurance company subsidiaries, which subjects us to regulation under various insurance laws and statutes in the jurisdictions in which our insurance company subsidiaries are domiciled. Any changes in regulations that alter or impede our reinsurance obligations or insurance subsidiary operations could adversely impact the economic benefits that we rely upon to support our reinsurance efforts, which in turn would adversely impact our financial condition or results of operations.

Optional insurance products that we offer to renters in the United States, including, but not limited to, supplemental liability insurance, personal accident insurance and personal effects protection, are regulated under state laws governing such products. Our vehicle rental operations outside the United States must also comply with certain local laws and regulations regarding the sale of supplemental liability and personal accident and effects insurance by intermediaries. Any changes in law that affect our operating requirements with respect to our sale of optional insurance products could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue and profitability. Should more of our customers decline to purchase optional liability insurance products as a result of any changes in these laws or otherwise, our financial condition or results of operations could be adversely impacted.

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

Our global operations expose us to various claims, lawsuits and other legal proceedings that arise in and outside of the ordinary course of our business in the countries in which we operate. We may be subject to complaints and/or litigation involving our customers, licensees, employees, independent operators and others with whom we conduct business, including claims for bodily injury, death and property damage related to use of our vehicles or our locations, or claims based on allegations of discrimination, misclassification as exempt employees under the Fair Labor Standards Act, wage and hourly pay disputes, and various other claims. We could be subject to substantial costs and/or adverse outcomes from such complaints or litigation, which could have a material adverse effect on our financial condition, cash flows or results of operations.

At some of our locations, we outsource to third party independent contractors who operate the business as a separate entity. The independent contractors are paid a commission for operating their business under our brands. There is a growing trend in the United States aimed at the gig economy to define independent contractors as employees.  As such, we are subject to legislative and or judicial determination that any such changes are applicable to these independent contractors.  Such determinations may require us to change the business operations and make such independent contractor locations employee operated.  This could potentially expose us to additional costs and material liability under federal and state labor and employment and tax laws.

From time to time, our Company may be reviewed or investigated by government regulators, which could lead to tax assessments, enforcement actions, fines and penalties or the assertion of private litigation claims. It is not possible to predict with certainty the outcome of claims, investigations and lawsuits, and we could in the future incur judgments, taxes, fines or penalties or enter into settlements of lawsuits or claims that could have an adverse impact on our financial condition or results of operations. In addition, while we maintain insurance coverage with respect to exposure for certain types of legal claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

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

In certain countries where we have Company-operated locations, we may recover certain costs from consumers, including costs associated with the title and registration of our vehicles, or concession costs imposed by an airport authority or the owner and/or operator of the premises from which our vehicles are rented. We may in the future be subject to potential laws or regulations that could negatively impact our ability to separately state, charge and recover such costs, which could adversely impact our financial condition or results of operations.

In recognition of the contribution that our various operations located in different countries provide to the global network, we have implemented a new transfer pricing policy. We expect to seek Advanced Pricing Agreements in 2020 with certain tax authorities to obtain certainty regarding our new transfer pricing policy and we expect to enter into agreements with foreign tax authorities that reduce or defer the amount of tax we pay. The process of negotiating and ultimately entering into these agreements may take several years. The ultimate results of our negotiations of these agreements with tax authorities, the expiration of such agreements, or changes in circumstances or in the interpretation of such agreements could increase our tax costs in these jurisdictions. Many countries routinely examine transfer pricing policies of taxpayers subject to their jurisdiction, challenge transfer pricing practices aggressively where there is potential non-compliance and impose significant interest charges and penalties where non-compliance is determined. To the extent we do not have an existing Advance Pricing Agreement or other agreement, governmental authorities could challenge our transfer pricing policy in the future and, if challenged, we may not prevail, which could increase our tax costs or reduce savings related to our transfer pricing policy.

We are subject to privacy, data protection, security transfer and other regulations, as well as private industry standards, which could negatively impact our global operations and cause us to incur additional incremental expense that impacts our future operating results.

Our business requires the secure processing and storage of sensitive information relating to our customers, employees, business partners and others. Current consumer privacy and data protection laws, particularly the European Union’s General Data Protection Regulation (the “GDPR”), California Consumer Privacy Act (the “CCPA”), and other regulations in the jurisdictions in which we operate limit the types of information that we may collect, process, sell and retain about our customers and other individuals with whom we deal or propose to deal, some of which may be non-public personally identifiable information. The GDPR and CCPA, are each wide-ranging in scope, provides the European Union and California residents, respectively, greater control over their personal data and imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification, the use of third-party processors in connection with the processing of personal data, and the transfer or sale of personal data. It also imposes significant forfeitures and penalties for noncompliance and affords private rights of action to individuals under certain circumstances. The Company has adopted policies and procedures in compliance with the GDPR and CCPA, respectively; however, such policies and procedures may need to be updated as additional information concerning best practices are made available through guidance from regulatory authorities or published enforcement decisions. Other privacy laws may be interpreted and applied inconsistently from country to country, or from state to state in the U.S., and impose inconsistent or conflicting requirements. Complying with varying jurisdictional privacy requirements could increase our operating costs, divert management attention or require additional changes to our business practices. Should we be found to not be in compliance with the GDPR, CCPA or similar privacy and data protection laws, we could be subject to substantial monetary forfeitures, government consent decrees and other penalties that could negatively impact our operating results or harm our reputation.

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

We are subject to a wide variety of environmental laws and regulations in connection with our operations, including, among other things, with respect to the ownership or use of tanks for the storage of petroleum products such as gasoline, diesel fuel and motor and waste oils; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of solid or liquid wastes. We maintain liability insurance covering storage tanks at our locations. In the United States, we administer an environmental compliance program designed to ensure that these tanks are properly registered in the jurisdiction in which they are located and are in compliance with applicable technical and operational requirements. The tank systems located at each of our locations may not at all times remain free from undetected leaks, and the use of these tanks has resulted in, and from time to time in the future may result in, spills, which may be significant and may require remediation and expose us to material uninsured liability or liabilities in excess of insurance.

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

Environmental regulatory authorities are likely to continue to pursue measures related to climate change and greenhouse gas emissions, including vehicle travel restrictions. Should rules establishing limitations on greenhouse gas or other emissions or rules imposing fees on entities deemed to be responsible for greenhouse gas emission, or rules establishing bans on diesel or fuel vehicles from entering certain locations become effective in the countries in which we operate, demand for our services could be affected, our fleet and/or other costs could increase, and our business could be adversely impacted.

We face risks related to vehicle electrification.

Vehicle electrification refers to a range of technologies that uses electricity to propel a vehicle and includes hybrid, plug-in, extended range and battery electric vehicles, as well as autonomous vehicles.  We believe that the vehicle industry will continue to experience significant change in the coming years, in particular as it relates to vehicle electrification. Worldwide demand for electric and hybrid vehicles continues to increase, and manufacturers continue to invest more time and cost into producing these types of vehicles to reduce fuel consumption and greenhouse gas emissions, as mandated by various governmental standards and regulations.

We continue to face pressure to ensure our fleet has both electric and hybrid vehicles both from consumer demand, and from our purchase agreements with various vehicle manufacturers. Our hybrid fleet is one of the largest in our industry with over 19,000 hybrid vehicles globally, however, this still remains only a fraction of our overall fleet. In addition, autonomous, or “self driving” vehicles are being tested and produced by various auto manufacturers globally at a rapid pace. We currently do not have any autonomous vehicles in our fleet. If we are not adequately prepared to meet consumer demand for electric, hybrid and autonomous vehicles as such demand develops, our financial condition or results of operations could be adversely impacted.

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

Our vehicle rental licensee and dealer locations are independently owned and operated. We also operate many of our Company-owned locations through agreements with independent operators, which are third-party independent contractors who receive commissions to operate such locations. We also enter into service contracts with various third-party vendors that provide services for us or in support of our business. Under our agreements with our licensees, dealers, independent operators and third-party vendors (collectively referred to as “third-party operators”), the third-party operators retain control over the employment and management of all personnel at their locations or in support of the services that they provide our Company. These agreements also generally require that third-party operators comply with all laws and regulations applicable to their businesses, including relevant internal policies and standards. Regulators, courts or others may seek to hold us responsible for the actions of, or failures to act by, third-party operators or their employees based on theories of vicarious liability, negligence, joint operations or joint employer liability. Although we actively monitor the operations of these third-party operators, and under certain circumstances have the ability to terminate their agreements for failure to adhere to contracted operational standards, we are unlikely to detect all misconduct or noncompliance by a third-party operator or its employees. It is our policy to vigorously seek to be dismissed from any claims involving third-party operators and to pursue indemnity for any adverse outcomes that affect the Company. Failure of third-party operators to comply with laws and regulations or our operational standards, or our inability to be dismissed from claims against our third-party operators, may expose us to liability, damages and negative publicity that may damage our brand and reputation and adversely affect our financial condition or results of operations.

We face risks related to our protection of our intellectual property.

We have registered certain marks and designs as trademarks in the United States and in certain other countries. At times, competitors may adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, we have been subject to, and from time to time in the future may be subject to, trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered trademarks. From time to time, we have acquired or attempted to acquire Internet domain names held by others when such names have caused consumer confusion or had the potential to cause consumer confusion. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

We face risks associated with tax reform.

The Tax Cuts and Jobs Act (the “Tax Act”), signed into law in 2017, eliminated the use of like-kind exchange for personal property and also included a provision allowing for full expensing of qualified property purchases through the year 2022. Since 2004, we have utilized a like-kind exchange program whereby we replace vehicles in a manner that allows tax gains on vehicles sold in the U.S. to be deferred, resulting in a material deferral of U.S. federal and state income taxes. While the Tax Act repealed like-kind exchange treatment for vehicle sales, the effect of the repeal will be largely offset through 2022 by the full expensing provision of certain business assets in the year placed in service, which we believe includes our vehicles. However, an extended downsizing of our fleet would significantly decrease the amount of tax deductions available under the full expensing provision. This would result in the utilization of tax attributes and increased federal and state income tax liabilities that could require us to make material cash payments. Such a downsizing or reduction in purchases would likely occur if, and to the extent, we are unable to obtain financing when our asset-backed rental vehicle financings mature, or in connection with a significant decrease in demand for vehicle rentals. In addition, the full expensing provision phases out at the end of year 2022 and we are not certain if this provision will be extended. Certain U.S. states have modified their tax statutes as a result of the Tax Act, and such state legislation negates the full expensing benefits granted under the Tax Act, which negatively impacts our tax liability in such states. Other U.S. states continue to modify their tax statutes related to full expensing. Therefore, we cannot offer assurance that the benefits from the expected tax deductions will continue.

The Tax Act also made significant changes to the U.S. Internal Revenue Code applicable to corporations including a permanent reduction to the corporate income tax rate, a mandatory one-time repatriation tax on undistributed historic earnings of foreign subsidiaries, elimination or limitation of the deductibility of certain business expenses, and requires the inclusion in the U.S. tax base certain earnings generated by foreign subsidiaries, among other changes. While the Company believes it will not be materially impacted by these changes, the ultimate impact of the Tax Act may differ from our current estimates due to changes in interpretations of the Tax Act, legislative action, changes in accounting standards for income taxes, among other things, which could adversely impact our financial condition or results of operations.

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

A portion of our borrowings, primarily our vehicle-backed borrowings, bears interest at variable rates that expose us to interest rate risk. If interest rates were to increase, whether due to an increase in market interest rates or an increase in our own cost of borrowing, our debt service obligations for our variable rate indebtedness would increase even though the amount of borrowings remained the same, and our results of operations could be adversely affected. As of December 31, 2019, our total outstanding debt of approximately $14.5 billion included unhedged interest rate sensitive debt of approximately $4.0 billion. During our seasonal borrowing peak in 2019, outstanding unhedged interest rate sensitive debt totaled approximately $5.7 billion.

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

Certain provisions of our certificate of incorporation and by-laws, Delaware law, and a short-term stockholder rights plan could prevent or delay a potential acquisition of control of our Company, which could decrease the trading price of our common stock.

Our amended and restated certificate of incorporation, amended and restated by-laws and the laws in the State of Delaware contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the prospective acquirer and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In January 2020, a short-term stockholder rights plan was adopted, which expires in January 2021.

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

We value constructive input from investors and regularly engage in dialogue with our stockholders regarding strategy and performance. We are committed to acting in the best interests of all of our stockholders. There is no assurance that the actions we have taken or may take in seeking to maintain constructive engagement with our stockholders will be successful. We have been, and may be in the future, subject to formal or informal actions or requests, including a proxy contest, from stockholders or other interested parties. Responding to such actions can be costly and time-consuming, divert attention of management and employees, and may have an adverse effect on our business, results of operations and cash flow and the market price of our common stock. SRS Investment Management, LLC (“SRS”) has disclosed ownership of 16,189,300 shares of the Company’s common stock and economic exposure to an additional 8,810,700 notional shares of the Company’s common stock pursuant to cash settled equity swaps. The standstill restrictions contained in the 2018 cooperation agreement entered into between the Company and SRS have expired and the Company, through a committee of the Board, is currently in discussions with SRS regarding, among other things, SRS's ownership limits and voting rights, Board and committee composition, governance rights and standstill restrictions. There can be no assurance that a new agreement will be entered into between the Company and SRS or the terms thereof.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 6 Sylvan Way, Parsippany, New Jersey 07054 pursuant to a lease agreement that expires in 2023. We own a facility in Virginia Beach, Virginia, which serves as a satellite administrative facility for our car and truck rental operations. We also lease office space in Tulsa, Oklahoma, and Boston, Massachusetts, pursuant to leases expiring in 2022 and 2023, respectively. These locations primarily provide operational and administrative services or contact center operations for our Americas segment. We also lease office space in Bracknell, England, Barcelona, Spain and Budapest, Hungary, pursuant to leases expiring in 2027, 2024 and 2021, respectively, for corporate offices, contact center activities and other administrative functions, respectively, for our International segment. Other office locations throughout the world are leased for administrative, regional sales and operations activities.

We lease or have vehicle rental concessions for our brands at locations throughout the world. We own approximately 2% of the locations from which we operate and in some cases we sublease to franchisees or other third parties. The remaining locations from which we operate our vehicle rental businesses are leased or operated under concession agreements with governmental authorities and private entities. Those leases and concession agreements typically require the payment of minimum rents or minimum concession fees and often also require us to pay or reimburse operating expenses, to pay additional rent, or concession fees above guaranteed minimums, based on a percentage of revenues or sales arising at the relevant premises, or to do both. See Note 3 to our Consolidated Financial Statements for information regarding lease commitments.

We believe that our properties are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 15 to our Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Our common stock is currently traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CAR.” At January 31, 2020, the number of stockholders of record was 2,404.

DIVIDEND POLICY

We neither declared nor paid any cash dividend on our common stock in 2019 or 2018, and we do not currently anticipate paying cash dividends on our common stock. However, we evaluate our dividend policy on a regular basis and may pay dividends in the future, subject to compliance with the covenants in our senior credit facility, the indentures governing our senior notes and our vehicle financing programs. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will also depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information about shares of our common stock that may be issued upon the exercise of options and restricted stock units under all of our existing equity compensation plans as of December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and Restricted Stock Units (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (Excludes Restricted Stock Units) ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column) (b)
Equity compensation plans approved by security holders	2,218,998	$—	7,758,927
Equity compensation plans not approved by security holders	—	—	—
Total	2,218,998	$—	7,758,927
__________

(a)	Includes options and other awards granted under the Amended and Restated Equity and Incentive Plan, which plan was approved by stockholders.

(b)
Represents 5,352,041 shares available for issuance under the Amended and Restated Equity and Incentive Plan and 2,406,886 shares available for issuance pursuant to the 2009 Employee Stock Purchase Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

The following is a summary of the Company’s common stock repurchases by month for the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
October 2019	104,781	$25.67	104,781	$189,013,105
November 2019	—	—	—	189,013,105
December 2019	—	—	—	189,013,105
Total	104,781	$25.67	104,781	$189,013,105

The Company’s Board of Directors has authorized the repurchase of up to approximately $1.8 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in August 2019. The Company’s stock repurchases may occur through open market purchases or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date.

PERFORMANCE GRAPH

Set forth below are a line graph and table comparing the cumulative total stockholder return of our common stock against the cumulative total returns of peer group indices, the S&P Midcap 400 Index, and the Dow Jones U.S. Transportation Average Index for the period of five fiscal years commencing December 31, 2014 and ending December 31, 2019. The broad equity market indices used by the Company are the S&P Midcap 400 Index, which measures the performance of mid-sized companies and the Dow Jones U.S. Transportation Average Index, which measures the performance of transportation companies. The graph and table depict the result of an investment on December 31, 2014 of $100 in the Company’s common stock, the S&P Midcap 400 Index and the Dow Jones U.S. Transportation Average Index, including investment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/14
12/15
12/16
12/17
12/18
12/19
Avis Budget Group, Inc.
S&P Midcap 400
Dow Jones US Transportation Average

	As of December 31,
	2014	2015	2016	2017	2018	2019
Avis Budget Group, Inc.	$100.00	$54.71	$55.30	$66.15	$33.89	$48.61
S&P Midcap 400 Index	$100.00	$97.82	$118.11	$137.30	$122.08	$154.07
Dow Jones U.S. Transportation Average Index	$100.00	$83.24	$101.83	$121.19	$106.26	$128.39

ITEM 6. SELECTED FINANCIAL DATA
The following discussion should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, our Consolidated Financial Statements and Notes thereto and other financial information contained elsewhere in this Annual Report on Form 10-K.

	As of or For the Year Ended December 31,
	2019	2018	2017	2016	2015
		(In millions, except per share data)
Results of Operations
Revenues	$9,172	$9,124	$8,848	$8,659	$8,502

Net income	$302	$165	$361	$163	$313

Adjusted EBITDA (a)	$788	$781	$735	$838	$903

Earnings per share
Basic	$4.01	$2.08	$4.32	$1.78	$3.02
Diluted	3.98	2.06	4.25	1.75	2.98

Financial Position
Total assets	$23,126	$19,149	$17,699	$17,643	$17,634
Assets under vehicle programs	13,815	12,779	11,879	11,578	11,716
Corporate debt	3,435	3,551	3,599	3,523	3,461
Debt under vehicle programs (b)	11,068	10,232	9,221	8,878	8,860
Stockholders’ equity	656	414	573	221	439
Ratio of debt under vehicle programs to assets under vehicle programs	80%	80%	78%	77%	76%
__________

(a)
The following table reconciles Net Income to Adjusted EBITDA within our Selected Financial Data, which we define as income (loss) from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net charges for unprecedented personal-injury legal matters, non-operational charges related to shareholder activist activity, gain on sale of equity method investment in China and income taxes. Net charges for unprecedented personal-injury legal matters and gain on sale of equity method investment in China are recorded within operating expenses in our Consolidated Statements of Operations. Non-operational charges related to shareholder activist activity include third-party advisory, legal and other professional service fees and are recorded within selling, general and administrative expenses in our Consolidated Statements of Operations. We have revised our definition of Adjusted EBITDA to exclude the gain on sale of equity method investment in China. We did not revise prior years’ Adjusted EBITDA because there were no gains similar in nature to this gain. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7, for an explanation of why we believe Adjusted EBITDA is a useful measure.

		For the Year Ended December 31,
		2019	2018	2017	2016	2015
Net income		$302	$165	$361	$163	$313
Provision for (benefit from) income taxes		(15)	102	(150)	116	69
Income before income taxes		287	267	211	279	382
Add:	Non-vehicle related depreciation and amortization	263	256	259	253	218
	Interest expense related to corporate debt, net	178	188	188	203	194
	Restructuring and other related charges	80	22	63	29	18
	Transaction-related costs, net	10	20	23	21	68
	Early extinguishment of corporate debt	12	19	3	27	23
	Non-operational charges related to shareholder activist activity	2	9	—	—	—
	Impairment	—	—	2	—	—
	Gain on sale of equity method investment in China	(44)	—	—	—	—
	Charges for legal matter, net	—	—	(14)	26	—
Adjusted EBITDA		$788	$781	$735	$838	$903

(b)	Includes related-party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”). See Note 14 to our Consolidated Financial Statements.

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
OPERATIONS

The following discussion should be read in conjunction with Item 1 Business, Item 1A Risk Factors and our Consolidated Financial Statements and accompanying Notes included in this Annual Report on Form 10-K commencing on page F-1. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including but not limited to those included in Item 1A, “Risk Factors” and other portions of this Annual Report on Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions.

OVERVIEW
OUR COMPANY
We operate three of the most globally recognized brands in mobility solutions, Avis, Budget and Zipcar together with several other brands, well recognized in their respective markets. Our brands offer a range of options, from car and truck rental to car sharing in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet of approximately 660,000 vehicles. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.
During 2019:

•	Our revenues totaled $9.2 billion, and increased 1% compared to 2018, due to higher rental volumes, partially offset by 2% negative impact from currency exchange rate movements.

•
Our net income was $302 million and our Adjusted EBITDA was $788 million primarily driven by higher revenues, Americas’ lower per-unit fleet costs and higher utilization, partially offset by higher salaries, wages and other related benefits, higher vehicle registration fees and a $23 million negative impact from currency exchange rate movements.

•	We repurchased $62 million of our common stock, reducing our shares outstanding by approximately 2.2 million shares, or 3%.

•	We issued $400 million of 5¾% Senior Notes due July 2027, the net proceeds of which were used to redeem $400 million principal of our outstanding 5½% Senior Notes due April 2023.

•	We acquired various licensees primarily in North America.

RESULTS OF OPERATIONS

A discussion regarding our financial condition and results of operations for the year ended December 31, 2019 compared to 2018 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2018 compared to 2017 can be found under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at ir.avisbudgetgroup.com.

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

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenue and “Adjusted EBITDA,” which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net charges for unprecedented personal-injury legal matters, non-operational charges related to shareholder activist activity, gain on sale of equity method investment in China and income taxes. Net charges for unprecedented personal-injury legal matters and gain on sale of equity method investment in China are recorded within operating expenses in our consolidated results of operations. Non-operational charges related to shareholder activist activity include third party advisory, legal and other professional service fees and are recorded within selling, general and administrative expenses in our consolidated results of operations. We have revised our definition of Adjusted EBITDA to exclude the gain on sale of equity method investment in China. We did not revise prior years’ Adjusted EBITDA amounts because there were no gains similar in nature to this gain. We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our operating businesses and in comparing our results from period to period. We also believe that Adjusted EBITDA is useful to investors because it allows them to assess our results of operations and financial condition on the same basis that management uses internally. Adjusted EBITDA is a non-GAAP measure and should not be considered in isolation or as a substitute for net income or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended December 31, 2019 vs. Year Ended December 31, 2018

Our consolidated results of operations comprised the following:

	Year Ended December 31,
	2019	2018	$ Change	% Change
Revenues	$9,172	$9,124	$48	1%

Expenses
Operating	4,698	4,639	59	1%
Vehicle depreciation and lease charges, net	2,063	2,179	(116)	(5%)
Selling, general and administrative	1,237	1,220	17	1%
Vehicle interest, net	344	314	30	10%
Non-vehicle related depreciation and amortization	263	256	7	3%
Interest expense related to corporate debt, net:
Interest expense	178	188	(10)	(5%)
Early extinguishment of debt	12	19	(7)	(37%)
Restructuring and other related charges	80	22	58	n/m
Transaction-related costs, net	10	20	(10)	(50%)
Total expenses	8,885	8,857	28	0%

Income before income taxes	287	267	20	7%
Provision for (benefit from) income taxes	(15)	102	(117)	n/m

Net income	$302	$165	$137	83%
__________

n/m	Not meaningful.

Revenues increased during 2019 compared to 2018, primarily due to a 3% increase in volume, partially offset by a $165 million negative impact from currency exchange rate movements. Total expenses were primarily unchanged during the year ended December 31, 2019, compared to 2018.

Operating expenses increased to 51.2% of revenue during 2019 compared to 50.8% in 2018, primarily due to higher salaries, wages, and related benefits and higher vehicle registration fees, partially offset by a gain on the sale of an equity method investment in China. Vehicle depreciation and lease charges decreased to 22.5% of revenue during 2019 compared to 23.9% in 2018, primarily due to Americas’ lower per-unit fleet costs and higher utilization. Selling, general and administrative costs increased to 13.5% of revenue during 2019 compared to 13.4% in 2018. Vehicle interest costs increased to 3.8% of revenue during 2019 compared to 3.4% in 2018 primarily due to higher interest rates.

Our effective tax rates were a benefit of 5% and a provision of 38% for the year ended December 31, 2019 and 2018, respectively, which in 2019 included a $113 million one-time benefit arising from the release of valuation allowances on certain of our foreign deferred tax assets primarily driven by tax planning strategies. As a result of these items, our net income increased by $137 million compared to 2018.

For 2019, the Company reported earnings of $3.98 per diluted share, which includes a one-time benefit arising from the release of valuation allowances on certain of our foreign deferred tax assets primarily driven by tax planning strategies of $1.50 per share and a benefit from the impact of our 2019 share repurchases of $0.04 per share. For 2018, the Company reported earnings of $2.06 per diluted share, which includes a benefit from the impact of our 2018 share repurchases of $0.05 per share.
Following is a more detailed discussion of the results of each of our reportable segments:

	2019		2018
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$6,352	$652	$6,186	$558
International	2,820	203	2,938	287
Corporate and Other (a)	—	(67)	—	(64)
Total Company	$9,172	$788	$9,124	$781

	Reconciliation of net income to Adjusted EBITDA
			2019	2018
Net income			$302	$165
Provision for (benefit from) income taxes			(15)	102
Income before income taxes			287	267

Add:	Non-vehicle related depreciation and amortization		263	256
Interest expense related to corporate debt, net:
Interest expense			178	188
Early extinguishment of debt			12	19
Restructuring and other related charges (b)			80	22
Transaction-related costs, net (c)			10	20
Non-operational charges related to shareholder activist activity (d)			2	9
Gain on sale of equity method investment in China (e)			(44)	—
Adjusted EBITDA			$788	$781
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Other related charges include costs associated with the separation of certain officers of the Company.

(c)	Primarily comprised of acquisition- and integration-related expenses.

(d)	Reported within selling, general and administrative expenses in our consolidated results of operations.

(e)	Reported within operating expenses in our consolidated results of operations.
Americas

	2019	2018	% Change
Revenues	$6,352	$6,186	3%
Adjusted EBITDA	652	558	17%
Revenues increased 3% during 2019, compared to 2018, primarily due to a 3% increase in volume, partially offset by an $11 million negative effect from currency exchange rate movements.
Operating expenses increased to 50.2% of revenue during 2019 compared to 49.7% in 2018, primarily due to higher salaries, wages and related benefits and higher vehicle registration fees. Vehicle depreciation and lease charges decreased to 23.0% of revenue during 2019 compared to 25.4% in 2018, primarily due to an 8%

decrease in per-unit fleet costs excluding exchange rate effects and higher utilization. Selling, general and administrative costs increased to 12.1% of revenue during 2019 compared to 11.9% in 2018. Vehicle interest costs increased to 4.5% of revenue during 2019 compared to 4.1% in 2018, primarily due to higher interest rates.

Adjusted EBITDA increased 17% during 2019, compared to 2018, due to higher revenues, lower per-unit fleet costs, partially offset by higher salaries, wages, and related benefits and higher vehicle registration fees.
International

	2019	2018	% Change
Revenues	$2,820	$2,938	(4%)
Adjusted EBITDA	203	287	(29%)
Revenues decreased 4% during 2019, compared to 2018, primarily due to a $154 million negative impact from currency exchange rate movements and a 1% decrease in revenue per day excluding exchange rate effects, partially offset by a 2% increase in volume.

Operating expenses increased to 53.5% of revenue during 2019 compared to 52.8% in 2018, primarily due to lower revenue per day excluding exchange rate effects and higher public liability and property damage expense, partially offset by a gain on the sale of an equity method investment in China. Vehicle depreciation and lease charges increased to 21.3% of revenue during 2019 compared to 20.8% in 2018, primarily due to lower revenue per day excluding exchange rate effects and a 2% increase in per-unit fleet costs excluding exchange rate effects, partially offset by higher utilization. Selling, general and administrative costs decreased to 14.3% of revenue during 2019 compared to 14.5% in 2018. Vehicle interest costs, at 2.1% of revenue, remained unchanged during 2019 compared to 2018.

Adjusted EBITDA decreased 29% during 2019, compared to 2018, due to lower revenues, a $21 million negative impact from currency exchange rate movements, higher public liability and property damage expense and higher per-unit fleet costs excluding exchange rate effects, partially offset by higher utilization.

Corporate and Other

	2019	2018	% Change
Revenues	$—	$—	n/m
Adjusted EBITDA	(67)	(64)	n/m
__________

n/m	Not meaningful.

Adjusted EBITDA decreased $3 million during 2019, compared to 2018, primarily due to higher selling, general and administrative expenses which are not attributable to a particular segment.

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

FINANCIAL CONDITION

	As of December 31,
	2019	2018	Change
Total assets exclusive of assets under vehicle programs	$9,311	$6,370	$2,941
Total liabilities exclusive of liabilities under vehicle programs	8,538	6,011	2,527
Assets under vehicle programs	13,815	12,779	1,036
Liabilities under vehicle programs	13,932	12,724	1,208
Stockholders’ equity	656	414	242

Total assets exclusive of assets under vehicle programs and total liabilities exclusive of liabilities under vehicle programs increased compared to 2018 primarily due to the adoption of ASU 2016-02 (see Note 3 to our Consolidated Financial Statements).

Assets and liabilities under vehicle programs increased compared to 2018 primarily due to an increase in the size of our vehicle rental fleet and operating leases recognized upon adoption of ASU 2016-02 (see Note 3 to our Consolidated Financial Statements). The increase in stockholders’ equity compared to 2018 is primarily due to our comprehensive income, partially offset by our repurchases of common stock.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During 2019 our Avis Budget Rental Car Funding subsidiary issued approximately $600 million, $650 million, and $650 million in asset-backed notes with an expected final payment date of March 2022, September 2024, and March 2025, and a weighted average interest rate of 3.56%, 3.44%, and 2.45%, respectively. The proceeds from these borrowings were used to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. In July 2019, we issued $400 million of our 5¾% Senior Notes due July 2027 to redeem $400 million of our outstanding 5½% Senior Notes due April 2023. In October 2019, we redeemed $75 million of our 5½% Senior Notes due April 2023. We repurchased approximately 2.2 million shares of our outstanding common stock for approximately $62 million during 2019.
Cash Flows
Year Ended December 31, 2019 vs. Year Ended December 31, 2018
The following table summarizes our cash flows:

	Year Ended December 31,
	2019	2018	Change
Cash provided by (used in):
Operating activities	$2,586	$2,609	$(23)
Investing activities	(2,752)	(3,426)	674
Financing activities	318	667	(349)
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	13	(16)	29
Net change in cash and cash equivalents, program and restricted cash	165	(166)	331
Cash and cash equivalents, program and restricted cash, beginning of period	735	901	(166)
Cash and cash equivalents, program and restricted cash, end of period	$900	$735	$165

Cash provided by operating activities during 2019 was substantially unchanged compared with 2018.

The decrease in cash used in investing activities during 2019 compared with 2018 is primarily due to an increase in proceeds received on the disposition of vehicles, partially offset by an increase in investment in vehicles.

The decrease in cash provided by financing activities during 2019 compared with 2018 is primarily due to a decrease in net borrowings under vehicle programs.
We anticipate that our non-vehicle property and equipment additions will be approximately $230 million in 2020.
Debt and Financing Arrangements
At December 31, 2019, we had approximately $14.5 billion of indebtedness (including corporate indebtedness of approximately $3.4 billion and debt under vehicle programs of approximately $11.1 billion). For detailed information regarding our debt and borrowing arrangements, see Notes 13 and 14 to our Consolidated Financial Statements.

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
As of December 31, 2019, we have cash and cash equivalents of $0.7 billion, available borrowing capacity under our committed credit facilities of $0.7 billion, and available capacity under our vehicle programs of approximately $2.9 billion.
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
Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the financial and other covenants associated with our senior revolving credit facility and other borrowings, including a maximum leverage ratio. As of December 31, 2019, we were in compliance with the financial covenants governing our indebtedness.

CONTRACTUAL OBLIGATIONS
The following table summarizes our principal future contractual obligations as of December 31, 2019:

	2020	2021	2022	2023	2024	Thereafter	Total
Corporate debt	$19	$17	$16	$216	$701	$2,505	$3,474
Debt under vehicle programs	1,753	3,225	3,032	1,097	1,471	539	11,117
Debt interest	466	413	313	243	168	94	1,697
Operating leases	708	521	417	353	230	1,174	3,403
Commitments to purchase vehicles (a)	7,749	2	—	—	—	—	7,751
Defined benefit pension plan contributions (b)	11	—	—	—	—	—	11
Other purchase commitments (c)	77	29	19	9	2	—	136
Total (d)	$10,783	$4,207	$3,797	$1,918	$2,572	$4,312	$27,589
 __________

(a)
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

(b)
Represents the expected contributions to our defined benefit pension plans in 2019. The amount of future contributions to our defined benefit pension plans will depend on the rates of return generated from plan assets and other factors (see Note 18 to our Consolidated Financial Statements) and are not included above.

(c)	Primarily represents commitments under service contracts for information technology, telecommunications and marketing agreements with travel service companies.

(d)
Excludes income tax uncertainties of $57 million, $13 million of which is subject to indemnification by Realogy and Wyndham. We are unable to estimate the period in which these income tax uncertainties are expected to be settled.

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
Goodwill and Other Indefinite-lived Intangible Assets. We have reviewed the carrying value of our goodwill and other indefinite-lived intangible assets for impairment. In performing this review, we are required to make an assessment of fair value for our goodwill and other indefinite-lived intangible assets. When determining fair value, we utilize various assumptions, including the fair market trading price of our common stock and management’s projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause the fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact earnings. We review the carrying value of goodwill and other indefinite-lived intangible assets for impairment annually or more frequently if circumstances indicate that an impairment may have occurred.
Our goodwill and other indefinite-lived intangible assets are allocated among our reporting units. During 2019, 2018 and 2017, there was no impairment of goodwill and no material impairment of other intangible assets, see

Note 7 to our Consolidated Financial Statements. For our Europe, Middle East and Africa (“EMEA”) reporting unit, the percentage by which the estimated fair value exceeded the carrying value as of October 1, 2019 was 25% and the amount of goodwill allocated to our reporting unit was $460 million. In the future, failure to achieve our business plans, a significant deterioration of the macroeconomic conditions of the countries in which we operate, or significant changes in the assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets (such as the discount rate) could result in significantly different estimates of fair value that could trigger an impairment of the goodwill of our reporting units or intangible assets.
Vehicles. We present vehicles at cost, net of accumulated depreciation, on the Consolidated Balance Sheets. We record the initial cost of the vehicle, net of incentives and allowances from manufacturers. We acquire our rental vehicles either through repurchase and guaranteed depreciation programs with certain automobile manufacturers or outside of such programs. For rental vehicles purchased under such programs, we depreciate the vehicles such that the net book value on the date of sale or return to the manufacturers is intended to equal the contractual guaranteed residual values. For risk vehicles acquired outside of manufacturer repurchase and guaranteed depreciation programs, we depreciate based on the vehicles’ estimated residual market values at their expected dates of disposition. The estimation of residual values requires the Company to make assumptions regarding the age and mileage of the vehicle at the time of disposal, as well as expected used vehicle market conditions. The Company regularly evaluates estimated residual values and adjusts depreciation rates as appropriate. Differences between actual residual values and those estimated result in a gain or loss on disposal and are recorded as part of vehicle depreciation and lease charges, net, at the time of sale. See Note 2 to our Consolidated Financial Statements.
Income Taxes. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reflected in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Tax Act enacted in the fourth quarter of 2017 included a change in the U.S. federal corporate income tax rate. For more information regarding the accounting for the effects of the Tax Act, see Note 9 to our Consolidated Financial Statements.
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
We assess our market risk based on changes in currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, cash flows and fair values based on a hypothetical 10% appreciation or depreciation in the value of the underlying currencies being hedged, against the U.S. dollar at December 31, 2019. With all other variables held constant, a hypothetical 10% change (increase or decrease) in currency exchange rates would not have a material impact on our 2019 earnings. Because unrealized gains or losses related to foreign currency forward and swap contracts are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these foreign currency contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.
Interest Rate Risk Management
Our primary interest rate exposure at December 31, 2019 was interest rate fluctuations in the U.S., specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.
We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate exposures and derivatives as of December 31, 2019, we estimate that a 10% change in interest rates would not have a material impact on our 2019 earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.

Commodity Risk Management
We have commodity price exposure related to fluctuations in the price of gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a hypothetical 10% change in the price of gasoline would not have a material impact on our earnings as of December 31, 2019.

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

(b)
Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2019, our internal control over financial reporting was effective. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their attestation report is included below.

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

To the Stockholders and the Board of Directors of
Avis Budget Group, Inc.
Parsippany, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Avis Budget Group, Inc. and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2019 of the Company and our report dated February 20, 2020 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

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
February 20, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 15(A)(1). FINANCIAL STATEMENTS

See Consolidated Financial Statements and Consolidated Financial Statements Index commencing on page F-1 hereof.

ITEM 15(A)(2). FINANCIAL STATEMENT SCHEDULES

See Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017 commencing on page G-1 hereof.

ITEM 15(A)(3). EXHIBITS

See Exhibit Index commencing on page H-1 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIS BUDGET GROUP, INC.

By:	/s/ CATHLEEN DEGENOVA
Cathleen DeGenova
Vice President and Chief Accounting Officer
Date:	February 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH A. FERRARO	Interim President and Chief Executive Officer	February 20, 2020
(Joseph A. Ferraro)

/s/ JOHN F. NORTH, III	Executive Vice President and Chief Financial Officer	February 20, 2020
(John F. North, III)

/s/ CATHLEEN DEGENOVA	Vice President and Chief Accounting Officer	February 20, 2020
(Cathleen DeGenova)

/s/ BRIAN CHOI	Director	February 20, 2020
(Brian Choi)

/s/ MARY C. CHOKSI	Director	February 20, 2020
(Mary C. Choksi)

/s/ LEONARD S. COLEMAN, JR.	Director	February 20, 2020
(Leonard S. Coleman, Jr.)

/s/ JEFFREY H. FOX	Director	February 20, 2020
(Jeffrey H. Fox)

/s/ BERNARDO HEES	Chairman of the Board of Directors	February 20, 2020
(Bernardo Hees)

/s/ LYNN KROMINGA	Director	February 20, 2020
(Lynn Krominga)

/s/ GLENN LURIE	Director	February 20, 2020
(Glenn Lurie)

/s/ JAGDEEP PAHWA	Director	February 20, 2020
(Jagdeep Pahwa)

/s/ F. ROBERT SALERNO	Director	February 20, 2020
(F. Robert Salerno)

/s/ FRANCIS J. SHAMMO	Director	February 20, 2020
(Francis J. Shammo)

/s/ CARL SPARKS	Director	February 20, 2020
(Carl Sparks)

/s/ SANOKE VISWANATHAN	Director	February 20, 2020
(Sanoke Viswanathan)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Avis Budget Group, Inc.
Parsippany, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avis Budget Group, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted FASB ASC Topic 842, Leases, using the transition method allowing entities to only apply the new lease standard in the year of adoption.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Vehicle Depreciation Expense - United States Risk Vehicles - Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

The Company records rental vehicles at cost, net of incentives and allowances from manufacturers. Rental vehicles acquired by the Company outside of manufacturer repurchase or guaranteed depreciation programs are referred to as risk vehicles and the carrying value of these risk vehicles are depreciated to the vehicles’ estimated residual market value at their expected dates of disposition.

Significant assumptions and judgments made by management in the Company’s calculation of the estimated residual market value of risk vehicles include, but are not limited to, the anticipated age of the vehicles and market conditions for used vehicles at the time of disposal. The Company regularly evaluates the reasonableness of these significant assumptions and judgments and adjusts vehicle depreciation expense rates on a prospective basis to reflect changes in the estimated residual market value of risk vehicles through their expected date of disposition.

Given the subjectivity in the significant assumptions and judgments made by management to calculate the estimated residual market value of risk vehicles, auditing the estimated residual market value of risk vehicles and vehicle depreciation expense related to risk vehicles required extensive audit effort to develop an independent expectation of residual market values and depreciation expense, and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to assess the reasonableness of the estimated residual market value and vehicle depreciation expense related to risk vehicles included the following, among others:

•
We evaluated the appropriateness and consistency of the Company’s methods, significant assumptions and judgments to calculate the estimated residual market value of risk vehicles and the expected dates of disposition.

•
We tested the effectiveness of controls over vehicle depreciation expense related to risk vehicles and management’s review of the significant assumptions and judgments to calculate the estimated residual market value of risk vehicles, including those over the Company’s monitoring of residual market values and used vehicle market conditions.

•	We assessed the reasonableness of the estimated residual market value of risk vehicles by performing the following procedures on a selection of risk vehicles:

•	We tested the underlying historical data that served as the basis for the Company’s calculation of the estimated residual market value to evaluate that the inputs were reasonable.

•	We tested the mathematical accuracy of the Company’s calculation of the estimated residual market value and vehicle depreciation expense rates.

•
We tested significant assumptions and judgments used in the Company’s calculation by developing an independent expectation of residual market values and compared them to the estimated residual market values calculated by the Company. Our independent expectation was calculated using our professional judgment by reference to third party data, information produced by the Company, subsequent vehicle sales, and inquiries of management.

•	We searched for contradictory evidence associated with the significant assumptions and judgments made by management based on our knowledge of the industry and review of third party industry data.

•
We developed an independent expectation of depreciation expense based on, but not limited to, the vehicles’ age and results of our residual value testing and compared it to the amount recorded by the Company as depreciation expense.

Public Liability and Property Damage Self-Insurance Reserves - United States - Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company is self-insured for public liability and property damage claims. These self-insurance reserves represent an estimate of the reported claims not yet paid and unreported claims and are calculated on an undiscounted basis using actuarial methods followed in the insurance industry. Significant assumptions and key inputs included in the calculation of these reserves include, but are not limited to, historical loss experience and projected loss development factors. The Company periodically evaluates the reasonableness of these significant assumptions and key inputs and adjusts the self-insurance reserves to reflect changes in claims experience, such as changes in volume or cost of historical claims.

Given the subjectivity of estimating the self-insurance reserves for reported claims not yet paid and unreported claims, performing audit procedures to evaluate whether self-insurance reserves were appropriately recorded as of December 31, 2019 required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to public liability and property damage self-insurance reserves included the following, among others:

•
We tested the effectiveness of controls over management’s review of significant assumptions, key inputs and methods used to calculate the estimate of the reported claims not yet paid and unreported claims.

•	We tested the underlying data that served as the basis for the Company’s actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were reasonable.

•
With the assistance of our actuarial specialists, we developed an independent estimate of the self-insurance reserves, including assessment of loss data and claim development factors, and compared our estimate to management’s estimate. In addition, we performed the following:

•	Evaluated the reasonableness of the methodologies used in management’s estimate based on actuarial methods followed in the insurance industry associated with such liabilities.

•
Evaluated the reasonableness of the assumptions used in management’s estimate by comparing prior-year assumptions of expected development and ultimate loss to actuals incurred during the current year to identify potential bias in the determination of the liability.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 20, 2020

We have served as the Company’s auditor since 1997.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2019	2018	2017

Revenues	$9,172	$9,124	$8,848

Expenses
Operating	4,698	4,639	4,472
Vehicle depreciation and lease charges, net	2,063	2,179	2,221
Selling, general and administrative	1,237	1,220	1,120
Vehicle interest, net	344	314	286
Non-vehicle related depreciation and amortization	263	256	259
Interest expense related to corporate debt, net:
Interest expense	178	188	188
Early extinguishment of debt	12	19	3
Restructuring and other related charges	80	22	63
Transaction-related costs, net	10	20	23
Impairment	—	—	2
Total expenses	8,885	8,857	8,637

Income before income taxes	287	267	211
Provision for (benefit from) income taxes	(15)	102	(150)

Net income	$302	$165	$361

Earnings per share
Basic	$4.01	$2.08	$4.32
Diluted	$3.98	$2.06	$4.25
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2019	2018	2017

Net income	$302	$165	$361

Other comprehensive income (loss), net of tax
Currency translation adjustments, net of tax of $(6), $(8) and $33, respectively	$12	$(81)	$110
Available-for-sale securities:
Net unrealized gains (losses) on available-for-sale securities, net of tax of $0, $0, and $(1), respectively	—	—	1
Cash flow hedges:
Net unrealized holding gains (losses), net of tax of $7, $0, and $0, respectively	(20)	(2)	1
Reclassification of cash flow hedges to earnings, net of tax of $1, $1, and $(2), respectively	(3)	(2)	2
Minimum pension liability adjustment:
Pension and post-retirement benefits, net of tax of $6, $6, and $(4), respectively	(20)	(23)	11
Reclassification of pension and post-retirement benefits to earnings, net of tax of $(2), $(2), and $(3), respectively	6	5	5
	(25)	(103)	130
Total comprehensive income	$277	$62	$491

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$686	$615
Receivables (net of allowance for doubtful accounts of $52 and $39, respectively)	911	955
Other current assets	548	604
Total current assets	2,145	2,174

Property and equipment, net	792	736
Operating lease right-of-use assets	2,596	—
Deferred income taxes	1,662	1,301
Goodwill	1,101	1,092
Other intangibles, net	798	825
Other non-current assets	217	242
Total assets exclusive of assets under vehicle programs	9,311	6,370

Assets under vehicle programs:
Program cash	211	115
Vehicles, net	12,177	11,474
Receivables from vehicle manufacturers and other	778	631
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	649	559
	13,815	12,779
Total assets	$23,126	$19,149

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$2,206	$1,693
Short-term debt and current portion of long-term debt	19	23
Total current liabilities	2,225	1,716

Long-term debt	3,416	3,528
Long-term operating lease liabilities	2,140	—
Other non-current liabilities	757	767
Total liabilities exclusive of liabilities under vehicle programs	8,538	6,011

Liabilities under vehicle programs:
Debt	3,132	2,874
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	7,936	7,358
Deferred income taxes	2,189	1,961
Other	675	531
	13,932	12,724

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 250 shares; issued 137 shares, respectively	1	1
Additional paid-in capital	6,741	6,771
Accumulated deficit	(785)	(1,091)
Accumulated other comprehensive loss	(157)	(133)
Treasury stock, at cost—63 and 61 shares, respectively	(5,144)	(5,134)
Total stockholders’ equity	656	414
Total liabilities and stockholders’ equity	$23,126	$19,149
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$302	$165	$361
Adjustments to reconcile net income to net cash provided by operating activities:
Vehicle depreciation	1,890	1,974	1,947
Amortization of right-of-use assets	989	—	—
(Gain) loss on sale of vehicles, net	(82)	(48)	52
Non-vehicle related depreciation and amortization	263	256	259
Deferred income taxes	(103)	14	(192)
Stock-based compensation	22	24	13
Amortization of debt financing fees	31	28	34
Early extinguishment of debt costs	12	19	3
Net change in assets and liabilities:
Receivables	10	(44)	(59)
Income taxes	(5)	35	(16)
Accounts payable and other current liabilities	84	48	49
Operating lease liabilities	(981)	—	—
Other, net	154	138	197
Net cash provided by operating activities	2,586	2,609	2,648

Investing activities
Property and equipment additions	(250)	(231)	(197)
Proceeds received on asset sales	11	17	8
Net assets acquired (net of cash acquired)	(77)	(91)	(21)
Other, net	81	(44)	5
Net cash used in investing activities exclusive of vehicle programs	(235)	(349)	(205)

Vehicle programs:
Investment in vehicles	(12,887)	(12,589)	(11,538)
Proceeds received on disposition of vehicles	10,460	9,648	9,600
Investment in debt securities of Avis Budget Rental Car Funding (AESOP)—related party	(251)	(188)	(61)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP)—related party	161	52	—
	(2,517)	(3,077)	(1,999)
Net cash used in investing activities	(2,752)	(3,426)	(2,204)

Financing activities
Proceeds from long-term borrowings	402	485	589
Payments on long-term borrowings	(509)	(515)	(602)
Net change in short-term borrowings	(1)	(4)	(4)
Debt financing fees	(7)	(15)	(9)
Repurchases of common stock	(67)	(216)	(210)
Other, net	—	3	1
Net cash used in financing activities exclusive of vehicle programs	(182)	(262)	(235)

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Year Ended December 31,
	2019	2018	2017
Vehicle programs:
Proceeds from borrowings	19,869	17,339	17,212
Payments on borrowings	(19,346)	(16,385)	(17,269)
Debt financing fees	(23)	(25)	(16)
	500	929	(73)
Net cash provided by (used in) financing activities	318	667	(308)

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	13	(16)	45

Net increase (decrease) in cash and cash equivalents, program and restricted cash	165	(166)	181
Cash and cash equivalents, program and restricted cash, beginning of period	735	901	720
Cash and cash equivalents, program and restricted cash, end of period	$900	$735	$901

Supplemental disclosure
Interest payments	$509	$497	$460
Income tax payments, net	$93	$53	$58
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2017	137.1	$1	$6,918	$(1,639)	$(154)	(51.1)	$(4,905)	$221

Cumulative effect of accounting change	—	—	—	56	—	—	—	56

Comprehensive income:
Net income	—	—	—	361	—	—	—
Other comprehensive income	—	—	—	—	130	—	—

Total comprehensive income								491

Non-controlling interest	—	—	1	—	—	—	—	1
Net activity related to restricted stock units	—	—	(50)	—	—	0.4	54	4
Exercise of stock options	—	—	(48)	—	—	0.5	48	—
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	1	—
Repurchase of common stock	—	—	—	—	—	(6.1)	(200)	(200)

Balance at December 31, 2017	137.1	$1	$6,820	$(1,222)	$(24)	(56.3)	$(5,002)	$573

Cumulative effect of accounting change	—	—	—	(34)	(6)	—	—	(40)

Comprehensive income:
Net income	—	—	—	165	—	—	—
Other comprehensive loss	—	—	—	—	(103)	—	—

Total comprehensive income								62

Net activity related to restricted stock units	—	—	(31)	—	—	0.5	48	17
Exercise of stock options	—	—	(17)	—	—	0.2	19	2
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	1	—
Repurchase of common stock	—	—	—	—	—	(5.9)	(200)	(200)

Balance at December 31, 2018	137.1	$1	$6,771	$(1,091)	$(133)	(61.5)	$(5,134)	$414

Cumulative effect of accounting change	—	—	—	4	1	—	—	5

Comprehensive income:
Net income	—	—	—	302	—	—	—
Other comprehensive loss	—	—	—	—	(25)	—	—

Total comprehensive income								277
Net activity related to restricted stock units	—	—	(24)	—	—	0.4	46	22
Exercise of stock options	—	—	(5)	—	—	0.1	5	—
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	1	—
Repurchase of common stock	—	—	—	—	—	(2.2)	(62)	(62)

Balance at December 31, 2019	137.1	$1	$6,741	$(785)	$(157)	(63.2)	$(5,144)	$656
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

The Company has completed the business acquisitions discussed in Note 6 to these Consolidated Financial Statements. The operating results of the acquired businesses are included in the accompanying Consolidated Financial Statements from the dates of acquisition.
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

2.	Summary of Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and all entities in which it has a direct or indirect controlling financial interest and variable interest entities for which the Company has determined it is the primary beneficiary. Intercompany transactions have been eliminated in consolidation.
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
Revenue Recognition

The Company derives revenues primarily by providing vehicle rentals and other related products and mobility services to commercial and leisure customers, as well as through licensing of its rental brands. Other related products and mobility services include sales of collision and loss damage waivers under which a customer is relieved from financial responsibility arising from vehicle damage incurred during the rental; products and services for driving convenience such as fuel service options, chauffeur drive services, roadside safety net, electronic toll collection, tablet rentals, access to satellite radio, portable navigation units and child safety seat rentals; and rentals of other supplemental items including automobile towing equipment and other moving accessories and supplies. The Company also receives payment from customers for certain operating expenses that it incurs, including airport concession fees that are paid by the Company in exchange for the right to operate at airports and other locations, as well as vehicle licensing fees. In addition, the Company collects membership fees in connection with its car sharing business.

Prior to January 1, 2018, the Company recognized revenue when persuasive evidence of an arrangement existed, the services had been rendered to the customer, the pricing was fixed and determinable and collection was reasonably assured. Vehicle and rental-related revenue was recognized over the period the vehicle was rented.

Beginning January 1, 2018, the Company recognized revenue when obligations under the terms of a contract with the customer were satisfied; generally this occurred evenly over the contract (over time); when control of the promised products or services was transferred to the customer. Revenue was measured as the amount of consideration the Company expected to be entitled to receive in exchange for transferring products or services. Certain customers may have received cash-based rebates, which were accounted for as variable consideration. The Company estimated these rebates based on the expected amount to be provided to customers and reduced revenue recognized. Vehicle rental and rental-related revenues were recognized evenly over the period of rental.

Beginning January 1, 2019, the Company combines all lease and nonlease components of its vehicle rental contracts for which the timing and pattern of transfer are the same and the lease component meets the classification of an operating lease. Vehicle rentals and other related products and mobility services are recognized evenly over the period of rental, which is on average four days. (See Note 3–Leases).

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

For year ended December 31, 2018, the Company’s revenues were recognized in accordance with ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Effective January 1, 2019, revenues are recognized under ASU 2016-02, “Leases (Topic 842),” with the exception of royalty fee revenue derived from the Company licensees and revenue related to the Company’s customer loyalty program, which were approximately $144 million for the year ended December 31, 2019.

The following table presents the Company’s revenues disaggregated by geography.

	Year Ended December 31,
	2019	2018
Americas	$6,352	$6,186
Europe, Middle East and Africa	2,222	2,314
Asia and Australasia	598	624
Total revenues	$9,172	$9,124

The following table presents the Company’s revenues disaggregated by brand.

	Year Ended December 31,
	2019	2018
Avis	$5,250	$5,266
Budget	3,179	3,057
Other	743	801
Total revenues	$9,172	$9,124
________
Other includes Zipcar and other operating brands.

Deferred Revenue

The Company records deferred revenues when cash payments are received in advance of satisfying its performance obligations, including amounts that are refundable. In addition, certain customers earn loyalty points on rentals, for which the Company defers a portion of its rental revenues generally equivalent to the estimated retail value of points expected to be redeemed. The Company estimates points that will never be redeemed based upon actual redemption and expiration patterns. Currently loyalty points expire after 12 months of member inactivity. Future changes to expiration assumptions or expiration policy, or to program rules, may result in changes to deferred revenue as well as recognized revenues from the program.

The following table presents changes in deferred revenue associated with the Company’s customer loyalty program.

	Year Ended December 31,
	2019	2018
Balance, January 1	$64	$69
Revenue deferred	17	14
Revenue recognized	(22)	(19)
Balance, December 31	$59	$64
_______
At December 31, 2019 and 2018, $22 million and $18 million was included in accounts payable and other current liabilities, respectively, and $37 million and $46 million, respectively, in other non-current liabilities. Non-current amounts are expected to be recognized as revenue within two to three years.

At January 1, 2018, the Company’s prepaid rentals and membership fees related to its car sharing business were $125 million. During the year ended December 31, 2018, additional revenues of $1,968 million were deferred and revenues of $1,970 million were recognized. At December 31, 2018, the ending prepaid rentals and car sharing membership fees were $123 million, of which $122 million was included in accounts payable and other current liabilities and $1 million was included in other non-current liabilities.
Currency Translation
Assets and liabilities of foreign operations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the prevailing monthly average rate of exchange. The related translation adjustments are reflected in accumulated other comprehensive income (loss) in the stockholders’ equity section of the Consolidated Balance Sheets and in the Consolidated Statements of Comprehensive Income. The accumulated currency translation adjustment as of December 31, 2019 and 2018 was a gain of $9 million and a loss of $3 million, respectively. The Company has designated its euro-denominated Notes as a hedge of its investment in euro-denominated foreign operations and, accordingly, records the effective portion of gains or losses on this net investment hedge in accumulated other comprehensive income (loss) as part of currency translation adjustments.

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

	As of December 31,
	2019	2018
Cash and cash equivalents	$686	$615
Program cash	211	115
Restricted cash (a)	3	5
Total cash and cash equivalents, program and restricted cash	$900	$735
_________

(a)	Included within other current assets.
Property and Equipment
Property and equipment (including leasehold improvements) are stated at cost, net of accumulated depreciation and amortization. Depreciation (non-vehicle related) is computed utilizing the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. Useful lives are as follows:

Buildings	30 years
Furniture, fixtures & equipment	3 to 10 years
Capitalized software	3 to 7 years
Buses and support vehicles	4 to 15 years

The Company capitalizes the costs of software developed for internal use when the preliminary project stage is completed and management (i) commits to funding the project and (ii) believes it is probable that the project will be completed and the software will be used to perform the function intended. The software developed or obtained for internal use is amortized on a straight-line basis commencing when such software is ready for its intended use. The net carrying value of software developed or obtained for internal use was $261 million and $188 million as of December 31, 2019 and 2018, respectively.
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
The estimation of residual values requires the Company to make assumptions regarding the age and mileage of the car at the time of disposal, as well as expected used vehicle auction market conditions. The Company regularly evaluates estimated residual values and adjusts depreciation rates as appropriate. Differences between actual residual values and those estimated result in a gain or loss on disposal and are recorded as part of vehicle depreciation at the time of sale. Vehicle-related interest expense amounts are net of vehicle-related interest income of $15 million, $15 million and $8 million for 2019, 2018 and 2017, respectively.
Advertising Expenses
Advertising costs are generally expensed in the period incurred and are recorded within selling, general and administrative expense in the Company’s Consolidated Statements of Operations. During 2019, 2018 and 2017, advertising costs were approximately $121 million, $116 million and $111 million, respectively.
Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. For information regarding the accounting for the effects of the Tax Cuts and Jobs Act (the “Tax Act”), see Note 9-Income Taxes. As a result of the provisions of the Tax Act, the Company accounts for Global Intangible Low-Taxed Income (“GILTI”) as a component of current period income tax expense in the year incurred.
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

Fair Value Measurements
The Company measures the fair value of assets and liabilities and discloses the source for such fair value measurements. Financial assets and liabilities are classified as follows: Level 1, which refers to assets and liabilities valued using quoted prices from active markets for identical assets or liabilities; Level 2, which refers to assets and liabilities for which significant other observable market inputs are readily available; and Level 3, which are valued based on significant unobservable inputs.
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
All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments are recognized currently in earnings within the same line item as the hedged item. The changes in fair value of a derivative that is designated as either a cash flow or net investment hedge is recorded as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. Amounts related to our derivative instruments are recognized in the Consolidated Statements of Cash Flows consistent with the nature of the hedged item (principally operating activities).
Currency Transactions
Currency gains and losses resulting from foreign currency transactions are generally included in operating expenses within the Consolidated Statements of Operations; however, the net gain or loss of currency transactions on intercompany loans and the unrealized gain or loss on intercompany loan hedges are included within interest expense related to corporate debt, net.
Self-Insurance Reserves
The Consolidated Balance Sheets include $441 million and $421 million of liabilities associated with retained risks of liability to third parties as of December 31, 2019 and 2018, respectively. Such liabilities relate primarily to public liability and third-party property damage claims, as well as claims arising from the sale of ancillary insurance products including, but not limited to, supplemental liability, personal effects protection and personal accident insurance. These obligations represent an estimate for both reported claims not yet paid and claims incurred but not yet reported. The estimated reserve requirements for such claims are recorded on an undiscounted basis utilizing actuarial methodologies and various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents for which the Company is ultimately liable and changes in the cost per incident. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.
The Consolidated Balance Sheets also include liabilities of approximately $56 million and $60 million as of December 31, 2019 and 2018, respectively, related to workers’ compensation, health and welfare and other employee benefit programs. The liabilities represent an estimate for both reported claims not yet paid and claims incurred but not yet reported, utilizing actuarial methodologies similar to those described above. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.
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

Investments
Joint venture investments are typically accounted for under the equity method of accounting. Under this method, the Company records its proportional share of the joint venture’s net income or loss within operating expenses in the Consolidated Statements of Operations. The Company assesses equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. Any difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge if the loss in value is deemed other than temporary. As of December 31, 2019 and 2018, the Company had investments in joint ventures with a carrying value of $56 million and $48 million, respectively, recorded within other non-current assets on the Consolidated Balance Sheets.
In March 2018, the Company made an initial equity investment of €16 million ($20 million) in its licensee in Greece (“Greece”), for a 20% ownership stake. In June 2018, the Company purchased an additional 20% equity investment for €17 million ($19 million), including an acceleration premium, and as of June 30, 2018, had a 40% ownership stake in Greece.
Aggregate realized gains and losses on equity investments and dividend income are recorded within operating expenses on the Consolidated Statements of Operations. During 2019 and 2018, the amounts realized from the sale of equity investments and dividend income was $10 million and $5 million, respectively, and during 2017, the amounts were not material.
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
During 2018, the Company entered into a definitive stock purchase agreement to sell the Company’s 50% equity method investment in Anji Car Rental & Leasing Company Limited (“China”), located in China, to Shanghai Automotive Industry Sales Company, Ltd., a 50% owner of China. Upon receiving clearance from applicable regulatory authorities in China during 2019, the Company completed the sale for $64 million, net of cross-border withholding taxes and recorded a $44 million gain within operating expenses. China’s operations are reported within the Company’s International segment.
During 2018, as a result of the sale of a non-core business, the Company recognized a gain of $4 million within operating expenses on the Consolidated Statements of Operations.
Nonmarketable Equity Securities
The Company classifies investments without readily determinable fair values that are not accounted for under the equity method as nonmarketable equity securities. The accounting guidance requires nonmarketable equity securities to be recorded at cost and adjusted to fair value at each reporting period. The Company applies the measurement alternative, which allows these investments to be recorded at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. Any changes in value are recorded within operating expenses. As of December 31, 2019 and 2018, the Company had investments in nonmarketable equity securities recorded within other non-current assets with a carrying value of $8 million in each period. The Company realized a $12 million gain from the sale of a nonmarketable equity security during the year ended December 31, 2019. There were no material adjustments made to the carrying amounts of nonmarketable equity securities during the years ended December 31, 2019 and 2018.

Adoption of New Accounting Pronouncements

Nonemployee Share-Based Payment Accounting

On January 1, 2019, as a result of a new accounting pronouncement, the Company adopted Accounting

Standards Update (“ASU”) 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. The adoption of this accounting pronouncement did not have an impact on the Company's Consolidated Financial Statements.

Accounting for Hedging Activities

On January 1, 2019, as the result of a new accounting pronouncement, the Company adopted ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which amends the existing guidance to allow companies to more accurately present the economic results of an entity’s risk management activities in the financial statements. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

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

Lessee
The Company determines if an arrangement is a lease at inception. Operating leases, other than those associated with the Company’s vehicle rental programs, are included in operating lease ROU assets, accounts payable and other current liabilities, and long-term operating lease liabilities in the Company’s Consolidated Balance Sheets. Finance leases, other than those associated with the Company’s vehicle rental programs, are included in property and equipment, net, short-term debt and current portion of long-term debt, and long-term debt in the Company’s Consolidated Balance Sheets.

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

Recently Issued Accounting Pronouncements

Intangibles—Goodwill and Other—Internal-Use Software

On January 1, 2020, as the result of a new accounting pronouncement, the Company adopted ASU 2018-15 “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement That Is a Service Contract,” which provides guidance for determining when the arrangement includes a software license. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The amendments in this Update also require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, to present the expense in the same line in its statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in its statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in its balance sheet in the same line that a prepayment for the fees of the associated hosting arrangement would be presented. The adoption of this accounting pronouncement will not have a material impact on the Company's Consolidated Financial Statements.

Fair Value Measurement

On January 1, 2020, as the result of a new accounting pronouncement, the Company adopted ASU 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” which adds, removes, and modifies disclosure requirements related to fair value measurements. The adoption of this accounting pronouncement will not have a material impact on the Company's Consolidated Financial Statements.

Measurement of Credit Losses on Financial Instruments

On January 1, 2020, as the result of a new accounting pronouncement, the Company adopted ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and related updates which sets forth a current expected credit loss impairment model for financial assets that replaces the current incurred loss model. This model requires a financial asset (or group of financial assets), including trade receivables, measured at amortized cost to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The adoption of this accounting pronouncement will not have a material impact on the Company's Consolidated Financial Statements.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued 2019-12, “Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions and improving the application of existing guidance. ASU 2019-12 becomes effective for the Company on January 1, 2021. Early adoption is permitted. The Company is currently evaluating the impact of this accounting pronouncement on its Consolidated Financial Statements.

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

3.	Leases

Lessor

The following table presents the Company’s lease revenues disaggregated by geography.

Year Ended December 31, 2019
Americas	$6,303
Europe, Middle East and Africa	2,141
Asia and Australasia	584
Total lease revenues	$9,028

The following table presents the Company’s lease revenues disaggregated by brand.

Year Ended December 31, 2019
Avis	$5,163
Budget	3,129
Other	736
Total lease revenues	$9,028
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

The Company leases a portion of its vehicles under operating leases. As of December 31, 2019, the Company has guaranteed up to $314 million of residual values for these vehicles at the end of their respective lease terms. The Company believes that, based on current market conditions, the net proceeds from the sale of these vehicles at the end of their lease terms will equal or exceed their net book values and therefore has not recorded a liability related to guaranteed residual values.

The components of lease expense are as follows:

Year Ended December 31, 2019
Property leases (a)
Operating lease expense	$722
Variable lease expense	274
Sublease income	(8)
Total property lease expense	$988

Vehicle leases
Finance lease expense:
Amortization of ROU assets (b)	$42
Interest on lease liabilities (c)	4
Operating lease expense (b)	255
Total vehicle lease expense	$301
__________

(a)	Primarily included in operating expenses.

(b)	Included in vehicle depreciation and lease charges, net.

(c)	Included in vehicle interest, net.

Supplemental balance sheet information related to leases is as follows:

As of December 31, 2019
Property leases
Operating lease ROU assets	$2,596

Short-term operating lease liabilities (a)	$479
Long-term operating lease liabilities	2,140
Operating lease liabilities	$2,619

Weighted average remaining lease term	8.9 years
Weighted average discount rate	4.31%

Vehicle leases
Finance
Finance lease ROU assets, gross	$337
Accumulated amortization	(56)
Finance lease ROU assets, net (b)	$281

Short-term vehicle finance lease liabilities	$95
Long-term vehicle finance lease liabilities	157
Vehicle finance lease liabilities (c)	$252

Weighted average remaining lease term	2.0 years
Weighted average discount rate	1.67%

Operating
Vehicle operating lease ROU assets (d)	$195

Short-term vehicle operating lease liabilities	$124
Long-term vehicle operating lease liabilities	71
Vehicle operating lease liabilities (e)	$195

Weighted average remaining lease term	1.8 years
Weighted average discount rate	3.08%

_________

(a)	Included in Accounts payable and other current liabilities.

(b)	Included in Vehicles, net within Assets under vehicle programs.

(c)	Included in Debt within Liabilities under vehicle programs.

(d)	Included in Receivables from vehicle manufacturers and other within Assets under vehicle programs.

(e)	Included in Other within Liabilities under vehicle programs.

Supplemental cash flow information related to leases is as follows:

Year Ended December 31, 2019
Cash payments for lease liabilities within operating activities:
Property operating leases	$733
Vehicle operating leases	248
Vehicle finance leases	4
Cash payments for lease liabilities within financing activities:
Vehicle finance leases	266
Non-cash activities - increase (decrease) in ROU assets in exchange for lease liabilities:
Property operating leases (a)	531
Vehicle operating leases (a)	262
Vehicle finance leases	304

_________

(a)	ROU assets obtained in exchange for lease liabilities since initial recognition.

Maturities of lease liabilities as of December 31, 2019 are as follows:

	Property Operating Leases	Vehicle Finance Leases	Vehicle Operating Leases
Within 1 year	$580	$95	$128
Between 1 and 2 years	470	29	51
Between 2 and 3 years	400	127	17
Between 3 and 4 years	348	1	5
Between 4 and 5 years	230	—	—
Thereafter	1,174	—	—
Total lease payments	3,202	252	201
Less: Imputed interest	(583)	—	(6)
Total	$2,619	$252	$195

4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Year Ended December 31,
	2019	2018	2017
Net income for basic and diluted EPS	$302	$165	$361

Basic weighted average shares outstanding	75.2	79.3	83.4
Options and non-vested stock	0.5	0.8	1.4
Diluted weighted average shares outstanding	75.7	80.1	84.8

Earnings per share:
Basic	$4.01	$2.08	$4.32
Diluted	$3.98	$2.06	$4.25

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS (shares in millions):

	As of December 31,
	2019	2018	2017
Non-vested stock (a)	0.5	0.2	0.5
__________

(a)	The weighted average grant date fair value for anti-dilutive non-vested stock for 2019, 2018 and 2017 was $39.48, $48.66 and $38.40, respectively.

5. Restructuring and Other Related Charges

Restructuring

During third quarter 2019, the Company initiated a restructuring plan to exit its operations in Brazil by closing rental facilities, disposing of assets and terminating personnel (“Brazil”). As of December 31, 2019, the Company terminated the employment of approximately 195 employees. The Company expects further restructuring expense of approximately $8 million related to this initiative.

During first quarter 2019, the Company initiated a restructuring plan to drive global efficiency by improving processes and consolidating functions, and to create new objectives and strategies for its truck rental operations in the U.S. by reducing headcount, large vehicles and rental locations (“T19”). During the year ended December 31, 2019, as part of this process, the Company formally communicated the termination of employment to approximately 540 employees, and as of December 31, 2019, the Company had terminated approximately 440 of these employees. The Company expects no further restructuring expense related to this initiative. This initiative is substantially complete.

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

During fourth quarter 2017, the Company initiated a strategic restructuring initiative to better position its truck rental operations in the U.S., in which it closed certain rental locations and reduced the size of the older rental fleet, with the intent to increase fleet utilization and reduce vehicle and overhead costs (“Truck initiative”). This initiative is complete.

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

The following tables summarize the change to our restructuring-related liabilities and identifies the amounts recorded within the Company’s reporting segments for restructuring charges and corresponding payments and utilizations:

	Personnel Related	Facility Related	Other (a)	Total
Balance as of January 1, 2017	$5	$1	$—	$6
Restructuring expense:
Truck initiative	1	—	4	5
T17	20	—	15	35
Restructuring payment/utilization:
Truck initiative	(1)	—	(4)	(5)
T17	(17)	(1)	(15)	(33)
T15	(3)	—	—	(3)
Acquisition integration	(1)	—	—	(1)
Balance as of December 31, 2017	4	—	—	4
Restructuring expense:
Workforce planning	11	—	2	13
Truck initiative	1	—	4	5
T17	—	—	2	2
T15	1	—	—	1
Restructuring payment/utilization:
Workforce planning	(11)	—	(1)	(12)
Truck initiative	(1)	—	(4)	(5)
T17	(3)	—	(2)	(5)
T15	(1)	—	—	(1)
Balance as of December 31, 2018	1	—	1	2
Restructuring expense:
T19	24	—	31	55
Brazil	1	1	5	7
Restructuring payment/utilization:
T19	(21)	—	(30)	(51)
Brazil	(1)	—	(5)	(6)
Workforce planning	(1)	—	—	(1)
Balance as of December 31, 2019	$3	$1	$2	$6
__________

(a)	Includes expenses primarily related to the disposition of vehicles.

	Americas	International	Total
Balance as of January 1, 2017	$1	$5	$6
Restructuring expense:
Truck initiative	5	—	5
T17	25	10	35
Restructuring payment/utilization:
Truck initiative	(5)	—	(5)
T17	(24)	(9)	(33)
T15	(1)	(2)	(3)
Acquisition integration	—	(1)	(1)
Balance as of December 31, 2017	1	3	4
Restructuring expense:
Workforce planning	4	9	13
Truck initiative	5	—	5
T17	2	—	2
T15	—	1	1
Restructuring payment/utilization:
Workforce planning	(4)	(8)	(12)
Truck initiative	(5)	—	(5)
T17	(3)	(2)	(5)
T15	—	(1)	(1)
Balance as of December 31, 2018	—	2	2
Restructuring expense:
T19	39	16	55
Brazil	7	—	7
Restructuring payment/utilization:
T19	(38)	(13)	(51)
Brazil	(6)	—	(6)
Workforce planning	—	(1)	(1)
Balance as of December 31, 2019	$2	$4	$6

Other Related Charges

Officer Separation Costs

In May 2019, the Company announced the resignation of Larry D. De Shon as the Company’s President and Chief Executive Officer. Mr. De Shon continued to serve in his role until a successor had been named and was employed by the Company through December 31, 2019. In connection with Mr. De Shon’s departure, the Company recorded other related charges of approximately $14 million, inclusive of accelerated stock-based compensation expense and executive search firm fees.

In March 2019, the Company announced the resignation of Mark J. Servodidio as the Company’s President, International effective June 14, 2019. In connection with Mr. Servodidio’s departure, the Company recorded other related charges of approximately $4 million, inclusive of accelerated stock-based compensation expense.

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

6. Acquisitions

2019

Avis and Budget Licensees

In 2019, the Company completed the acquisitions of various licensees primarily in North America, for approximately $55 million, plus $27 million for acquired fleet, of which $74 million was paid. The remaining $8 million of the purchase price will be paid primarily in 2020. These investments were in-line with the Company’s strategy to re-acquire licensees when advantageous to expand its footprint of Company-operated locations. The acquired fleet was financed under the Company’s existing financing arrangements. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s Americas reportable segment. In connection with these acquisitions, approximately $21 million was recorded in goodwill, other intangibles of $24 million related to license agreements and $7 million related to customer relationships. The license agreements and customer relationships are being amortized over a weighted average useful life of approximately three years. The goodwill is expected to be deductible for tax purposes. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

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

7. Intangible Assets
Intangible assets consisted of:

	As of December 31, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements (a)	$241	$108	$133	$305	$168	$137
Customer relationships (b)	255	165	90	251	141	110
Other (c)	50	25	25	52	21	31
	$546	$298	$248	$608	$330	$278

Unamortized Intangible Assets
Goodwill	$1,101			$1,092
Trademarks	$550			$547
_________

(a)	Primarily amortized over a period ranging from 3 to 40 years with a weighted average life of 19 years.

(b)	Primarily amortized over a period ranging from 3 to 20 years with a weighted average life of 11 years.

(c)	Primarily amortized over a period ranging from 0 to 10 years with a weighted average life of 9 years.
During 2017, the Company recorded an impairment related to the unamortized Zipcar trademark of $2 million based on a combination of observable and unobservable fair value inputs (Level 3), specifically the Income approach-relief from royalty method, which considers market inputs.

Amortization expense relating to all intangible assets was as follows:

	Year Ended December 31,
	2019	2018	2017
License agreements	$28	$36	$33
Customer relationships	25	24	24
Other	6	5	5
Total	$59	$65	$62

Based on the Company’s amortizable intangible assets at December 31, 2019, the Company expects related amortization expense of approximately $53 million for 2020, $43 million for 2021, $32 million for 2022, $24 million for 2023 and $22 million for 2024 excluding effects of currency exchange rates.
The carrying amounts of goodwill and related changes are as follows:

	Americas	International	Total Company

Gross goodwill as of January 1, 2018	$2,139	$1,052	$3,191
Accumulated impairment losses as of January 1, 2018	(1,587)	(531)	(2,118)
Goodwill as of January 1, 2018	552	521	1,073
Acquisitions	—	54	54
Currency translation adjustments and other	(13)	(22)	(35)
Goodwill as of December 31, 2018	539	553	1,092
Acquisitions	21	—	21
Currency translation adjustments and other	(6)	(6)	(12)
Goodwill as of December 31, 2019	$554	$547	$1,101

8. Vehicle Rental Activities
The components of vehicles, net within assets under vehicle programs are as follows:

	As of December 31,
	2019	2018
Rental vehicles	$13,461	$12,548
Less: Accumulated depreciation	(1,621)	(1,670)
	11,840	10,878
Vehicles held for sale	337	596
Vehicles, net	$12,177	$11,474

The components of vehicle depreciation and lease charges, net are summarized below:

	Year Ended December 31,
	2019	2018	2017
Depreciation expense	$1,890	$1,974	$1,947
Lease charges	255	253	222
(Gain) loss on sale of vehicles, net	(82)	(48)	52
Vehicle depreciation and lease charges, net	$2,063	$2,179	$2,221

At December 31, 2019, 2018 and 2017, the Company had payables related to vehicle purchases included in liabilities under vehicle programs - other of $418 million, $472 million and $346 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $576 million, $622 million and $545 million, respectively.

9. Income Taxes

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

The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2019	2018	2017
Current
Federal	$(3)	$(7)	$—
State	41	36	5
Foreign	50	59	37
Current income tax provision	88	88	42

Deferred
Federal	41	63	(205)
State	(37)	(39)	(5)
Foreign	(107)	(10)	18
Deferred income tax provision	(103)	14	(192)
Provision for (benefit from) income taxes	$(15)	$102	$(150)

Pretax income for domestic and foreign operations consists of the following:

	Year Ended December 31,
	2019	2018	2017
United States	$125	$114	$17
Foreign	162	153	194
Pretax income	$287	$267	$211

Deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2019	2018
Deferred income tax assets:
Net tax loss carryforwards	$1,645	$1,390
Long-term operating lease liabilities	678	—
Accrued liabilities and deferred revenue	236	230
Tax credits	20	17
Depreciation and amortization	17	16
Provision for doubtful accounts	8	6
Other	75	38
Valuation allowance (a)	(214)	(311)
Deferred income tax assets	2,465	1,386

Deferred income tax liabilities:
Operating lease right-of-use assets	672	—
Depreciation and amortization	108	60
Prepaid expenses	17	20
Other	6	5
Deferred income tax liabilities	803	85
Deferred income tax assets, net	$1,662	$1,301
__________

(a)
The valuation allowance of $214 million at December 31, 2019 relates to tax loss carryforwards and certain deferred tax assets of $192 million and $22 million, respectively. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. The valuation allowance of $311 million at December 31, 2018 relates to tax loss carryforwards and certain deferred tax assets of $283 million and $28 million, respectively. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.

Deferred income tax assets and liabilities related to vehicle programs are comprised of the following:

	As of December 31,
	2019	2018
Deferred income tax assets:
Depreciation and amortization	$54	$44
Other	48	—
Deferred income tax assets	102	44

Deferred income tax liabilities:
Depreciation and amortization	2,243	2,005
Other	48	—
Deferred income tax liabilities	2,291	2,005
Deferred income tax liabilities under vehicle programs, net	$2,189	$1,961

At December 31, 2019, the Company had U.S. federal net operating loss carryforwards of approximately $6.0 billion. The majority of the net operating loss carryforwards expire by 2031 and a significant remaining portion has an indefinite utilization period pursuant to the Tax Act. Such net operating loss carryforwards are primarily related to accelerated depreciation of the Company’s U.S. vehicles. Currently, the Company does not record valuation allowances on the majority of its U.S. federal tax loss carryforwards as there are adequate deferred tax liabilities that could be realized within the carryforward period. At December 31, 2019, the Company had foreign net operating loss carryforwards of approximately $981 million with an indefinite utilization period.
At December 31, 2019, we have undistributed earnings of certain foreign subsidiaries of approximately $811 million that we have indefinitely reinvested, and on which we have not recognized deferred taxes. Estimating the amount of potential tax is not practicable because of the complexity and variety of assumptions necessary to compute the tax.
The reconciliation between the U.S. federal income tax statutory rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. federal statutory rate	21.0%	21.0%	35.0%
Adjustments to reconcile to the effective rate:
State and local income taxes, net of federal tax benefits	(1.7)	5.5	3.8
Changes in valuation allowances	(26.9)	6.3	(4.7)
Taxes on foreign operations at rates different than statutory U.S. federal rates	3.4	(5.2)	(3.6)
Stock-based compensation	—	(0.8)	(3.4)
Tax Act (benefit) expense	—	11.2	(100.8)
Other non-deductible (non-taxable) items	(1.4)	1.1	2.2
Other	0.4	(0.9)	0.4
	(5.2)%	38.2%	(71.1)%

The following is a tabular reconciliation of the gross amount of unrecognized tax benefits for the year:

	2019	2018	2017
Balance, January 1	$61	$63	$59
Additions for tax positions related to current year	6	8	6
Additions for tax positions for prior years	—	—	9
Reductions for tax positions for prior years	(8)	(6)	(10)
Settlements	(4)	(3)	—
Statute of limitations	(1)	(1)	(1)
Balance, December 31	$54	$61	$63

The Company does not anticipate that total unrecognized tax benefits will change significantly in 2020.

The Company is subject to taxation in the United States and various foreign jurisdictions. As of December 31, 2019, the 2016 through 2018 tax years generally remain subject to examination by the federal tax authorities. The 2013 through 2018 tax years generally remain subject to examination by various state tax authorities. In significant foreign jurisdictions, the 2012 through 2018 tax years generally remain subject to examination by their respective tax authorities.
Substantially all of the gross amount of the unrecognized tax benefits at December 31, 2019, 2018 and 2017, if recognized, would affect the Company’s provision for, or benefit from, income taxes. As of December 31, 2019, the Company’s unrecognized tax benefits were offset by an immaterial tax loss carryforward.
The following table presents unrecognized tax benefits:

	As of December 31,
	2019	2018
Unrecognized tax benefit in non-current income taxes payable (a)	$57	$41
Accrued interest payable on potential tax liabilities (b)	27	29
__________

(a)
Pursuant to the agreements governing the disposition of certain subsidiaries in 2006, the Company is entitled to indemnification for certain pre-disposition tax contingencies. As of December 31, 2019 and 2018, $13 million, respectively, of unrecognized tax benefits are related to tax contingencies for which the Company believes it is entitled to indemnification.

(b)
The Company recognizes potential interest related to unrecognized tax benefits within interest expense related to corporate debt, net on the accompanying Consolidated Statements of Operations. Penalties incurred during the years ended December 31, 2019, 2018 and 2017, were not significant and were recognized as a component of the provision for income taxes.

10. Other Current Assets
Other current assets consisted of:

	As of December 31,
	2019	2018
Prepaid expenses	$234	$241
Sales and use taxes	173	180
Other	141	183
Other current assets	$548	$604

11. Property and Equipment, net
Property and equipment, net consisted of:

	As of December 31,
	2019	2018
Land	$48	$49
Buildings and leasehold improvements	565	625
Capitalized software	789	613
Furniture, fixtures and equipment	400	411
Projects in process	180	169
Buses and support vehicles	88	95
	2,070	1,962
Less: Accumulated depreciation and amortization	(1,278)	(1,226)
Property and equipment, net	$792	$736

Depreciation and amortization expense relating to property and equipment during 2019, 2018 and 2017 was $204 million, $191 million and $197 million, respectively (including $109 million, $92 million and $95 million, respectively, of amortization expense relating to capitalized software). At December 31, 2019, the Company had payables related to property and equipment included in accounts payable and other current liabilities and in other non-current liabilities of $16 million and $12 million, respectively. At December 31, 2018 and 2017, the Company had payables related to property and equipment included in accounts payable and other current liabilities of $15 million and $16 million, respectively.

12. Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consisted of:

	As of December 31,
	2019	2018
Short-term operating lease liabilities	479	$—
Accounts payable	378	371
Accrued sales and use taxes	223	208
Accrued payroll and related	195	200
Accrued advertising and marketing	191	192
Public liability and property damage insurance liabilities – current	178	149
Deferred lease revenues – current	125	140
Other	437	433
Accounts payable and other current liabilities	$2,206	$1,693

13. Long-term Corporate Debt and Borrowing Arrangements
Long-term debt and other borrowing arrangements consisted of:

	Maturity Date	As of December 31,
		2019	2018
5½% Senior Notes	April 2023	200	675
6⅜% Senior Notes	April 2024	350	350
4⅛% euro-denominated Senior Notes	November 2024	336	344
Floating Rate Term Loan (a)	February 2025	1,112	1,123
5¼% Senior Notes	March 2025	375	375
4½% euro-denominated Senior Notes	May 2025	280	287
4¾% euro-denominated Senior Notes	January 2026	393	401
5¾% Senior Notes	July 2027	400	—
Other (b)		28	41
Deferred financing fees		(39)	(45)
Total		3,435	3,551
Less: Short-term debt and current portion of long-term debt		19	23
Long-term debt		$3,416	$3,528
__________

(a)
The floating rate term loan is part of the Company’s senior revolving credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

(b)	Primarily includes finance leases which are secured by liens on the related assets.
Term Loan
Floating Rate Term Loan due 2025. In February 2018, the Company amended its Floating Rate Term Loan and extended its maturity term to 2025. As of December 31, 2019, the loan bears interest at one-month LIBOR plus 2.00%, for an aggregate rate of 3.80%; however, the Company entered into an interest rate swap to hedge $700 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.67%.
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

In July 2019, the Company redeemed $400 million principal amount for $407 million plus accrued interest. In October 2019, the Company redeemed $75 million principal amount for $76 million plus accrued interest.

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

5¾% Senior Notes due 2027. In July 2019, the Company issued $400 million of 5¾% Senior Notes due July 2027, at par. The Company used the net proceeds from the offering to redeem $400 million principal amount of its 5½% Senior Notes due April 2023.

The 5½% Senior Notes, 6⅜% Senior Notes, the 5¼% Senior Notes and the 5¾% Senior Notes are senior unsecured obligations of the Company’s Avis Budget Car Rental, LLC (“ABCR”) subsidiary, are guaranteed by the Company and certain of its domestic subsidiaries and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness.

The 4⅛% euro-denominated Senior Notes, 4½% euro-denominated Senior Notes and 4¾% euro-denominated Senior Notes are unsecured obligations of the Company’s Avis Budget Finance plc subsidiary, are guaranteed on a senior basis by the Company and certain of its domestic subsidiaries and rank equally with all of the Company’s existing senior unsecured debt.

In connection with the debt amendments and repayments for the years ended December 31, 2019, 2018 and 2017, the Company recorded $12 million, $19 million and $3 million in early extinguishment of debt costs, respectively.

Debt Maturities
The following table provides contractual maturities of the Company’s corporate debt at December 31, 2019:

Year	Amount
2020	$19
2021	17
2022	16
2023	216
2024	701
Thereafter	2,505
$3,474

Committed Credit Facilities And Available Funding Arrangements
At December 31, 2019, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2023 (a)	$1,800	$—	$1,081	$719
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

At December 31, 2018, the Company had various uncommitted credit facilities available, which bear interest at rates of 0.74% to 6.60%, under which it had drawn approximately $1 million.

Debt Covenants

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility also contains a maximum leverage ratio requirement. As of December 31, 2019, the Company was in compliance with the financial covenants governing its indebtedness.

14. Debt under Vehicle Programs and Borrowing Arrangements
Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of December 31,
	2019	2018
Americas – Debt due to Avis Budget Rental Car Funding (a)	$7,975	$7,393
Americas – Debt borrowings (a)	827	635
International – Debt borrowings (a)	2,100	2,060
International – Finance leases	215	191
Other	—	2
Deferred financing fees (b)	(49)	(49)
Total	$11,068	$10,232
__________

(a)	The increase reflects additional borrowings principally to fund increases in the Company's car rental fleet.

(b)	Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of December 31, 2019 and 2018 were $40 million and $35 million, respectively.

Americas

Debt due to Avis Budget Rental Car Funding. Avis Budget Rental Car Funding, an unconsolidated bankruptcy remote qualifying special purpose limited liability company, issues privately placed notes to investors as well as to banks and bank-sponsored conduit entities. Avis Budget Rental Car Funding uses the proceeds from its note issuances to make loans to a wholly-owned subsidiary of the Company, AESOP Leasing LP (“AESOP Leasing”), on a continuing basis. AESOP Leasing is required to use the proceeds of such loans to acquire or finance the acquisition of vehicles used in the Company’s rental car operations. By issuing debt through the Avis Budget Rental Car Funding program, the Company pays a lower rate of interest than if it had issued debt directly to third parties. Avis Budget Rental Car Funding is not consolidated, as the Company is not the “primary beneficiary” of Avis Budget Rental Car Funding. The Company determined that it is not the primary beneficiary because the Company does not have the obligation to absorb the potential losses or receive the benefits of Avis Budget Rental Car Funding’s activities since the Company’s only significant source of variability in the earnings, losses or cash flows of Avis Budget Rental Car Funding is exposure to its own creditworthiness, due to its loan from Avis Budget Rental Car Funding. Because Avis Budget Rental Car Funding is not consolidated, AESOP Leasing’s loan obligations to Avis Budget Rental Car Funding are reflected as related party debt on the Company’s Consolidated Balance Sheets. The Company also has an asset within Assets under vehicle programs on its Consolidated Balance Sheets which represents securities issued to the Company by Avis Budget Rental Car Funding. AESOP Leasing is consolidated, as the Company is the “primary beneficiary” of AESOP Leasing; as a result, the vehicles purchased by AESOP Leasing remain on the Company’s Consolidated Balance Sheets. The Company determined it is the primary beneficiary of AESOP Leasing, as it has the ability to direct its activities, an obligation to absorb a majority of its expected losses and the right to receive the benefits of AESOP Leasing’s activities. AESOP Leasing’s vehicles and related assets, which as of December 31, 2019, approximate $10.2 billion and some of which are subject to manufacturer repurchase and guaranteed depreciation agreements, collateralize the debt issued by Avis Budget Rental Car Funding. The assets and liabilities of AESOP Leasing are presented on the Company’s Consolidated Balance Sheets within Assets under vehicle programs and Liabilities under vehicle programs, respectively. The assets of AESOP Leasing, included within assets under vehicle programs (excluding the investment in Avis Budget Rental Car Funding (AESOP) LLC—related party) are restricted. Such assets may be used only to repay the respective AESOP Leasing liabilities, included within Liabilities under vehicle programs, and to purchase new vehicles, although if certain collateral coverage requirements are met, AESOP Leasing may pay dividends from excess cash. The creditors of AESOP Leasing and Avis Budget Rental Car Funding have no recourse to the general credit of the Company. The Company periodically provides Avis Budget Rental Car Funding with non-contractually required support, in the form of equity and loans, to serve as additional collateral for the debt issued by Avis Budget Rental Car Funding.
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
During April 2018 and October 2018, Avis Budget Rental Car Funding issued approximately $400 million in asset-backed notes with an expected final payment date of September 2023 and approximately $550 million in asset-backed notes with an expected final payment date of March 2024, respectively. During February 2019, April 2019 and August 2019, Avis Budget Rental Car Funding issued approximately $600 million, $650 million and $650 million, respectively, in asset-backed notes with an expected final payment date of March 2022, September 2024 and March 2025, respectively. The Company used the proceeds from these borrowings to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. Borrowings under the Avis Budget Rental Car Funding program primarily represent fixed rate notes and had a weighted average interest rate of 3.16% and 3.20% as of December 31, 2019 and 2018 respectively.
Debt borrowings. The Company finances the acquisition of vehicles used in its Canadian rental operations through a consolidated, bankruptcy remote special-purpose entity, which issues privately placed notes to investors and bank-sponsored conduits. The Company finances the acquisition of fleet for its truck rental operations in the United States through a combination of debt facilities and leases. These debt borrowings represent a mix of fixed and floating rate debt and had a weighted average interest rate of 2.87% and 3.33%

as of December 31, 2019 and 2018 respectively.

International
Debt borrowings. In 2013, the Company entered into a three-year, €500 million (approximately $687 million) European rental fleet securitization program, which is used to finance fleet purchases for certain of the Company’s European operations. Since 2013, the Company increased its capacity by €1.3 billion (approximately $1.5 billion), and extended the securitization maturity to 2021. The Company finances the acquisition of vehicles used in its International rental car operations through this and other consolidated, bankruptcy remote special-purpose entities, which issue privately placed notes to banks and bank-sponsored conduits. The International borrowings primarily represent floating rate notes and had a weighted average interest rate of 1.87% and 2.02% as of December 31, 2019 and 2018 respectively.

Finance leases. The Company obtained a portion of its International vehicles under finance lease arrangements. For the years ended December 31, 2019 and 2018, the weighted average interest rate on these borrowings was 1.25% and 1.17% respectively. All finance leases are on a fixed repayment basis and interest rates are fixed at the contract date.
Debt Maturities
The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2019:

Debt under Vehicle Programs (a)
2020	$1,753
2021 (b)	3,225
2022 (c)	3,032
2023	1,097
2024	1,471
Thereafter	539
$11,117

__________

(a)	Vehicle-backed debt primarily represents asset-backed securities.

(b)	Includes $1.9 billion of bank and bank-sponsored facilities.

(b)	Includes $1.7 billion of bank and bank-sponsored facilities.

Committed Credit Facilities And Available Funding Arrangements
The following table presents available funding under the Company’s debt arrangements related to its vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2019:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas – Debt due to Avis Budget Rental Car Funding	$9,761	$7,975	$1,786
Americas – Debt borrowings	1,009	827	182
International – Debt borrowings	3,003	2,100	903
International – Finance leases	237	215	22
Total	$14,010	$11,117	$2,893
__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)
The outstanding debt is collateralized by vehicles and related assets of $9.3 billion for Americas - Debt due to Avis Budget Rental Car Funding; $1.0 billion for Americas - Debt borrowings; $2.6 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants
The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions, and in some cases also require compliance with certain financial requirements. As of December 31, 2019, the Company is not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under its vehicle-backed funding programs.

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

In first quarter 2017, following a state court trial in Georgia, a jury found the Company liable for damages in cases brought by plaintiffs who were injured in a vehicle accident allegedly caused by an employee of an independent contractor of the Company who was acting outside of the scope of employment. In fourth quarter 2019, the Company appealed both verdicts resulting in a reversal of the opinions rendered. The plaintiffs filed a petition to have the Georgia Supreme Court review the state appellate court’s reversal of opinion. The Company has recognized a liability related to these cases, net of recoverable insurance proceeds, of approximately $12 million.

The Company is involved in claims, legal proceedings and governmental inquiries that are incidental to its vehicle rental and car sharing operations, including, among others, contract and licensee disputes, competition matters, employment and wage-and-hour claims, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. The Company estimates that the potential exposure resulting from adverse outcomes of legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $30 million in excess of amounts accrued as of December 31, 2019; however, the Company does not believe that the impact should result in a material liability to the Company in relation to its consolidated financial condition or results of operations.
Commitments to Purchase Vehicles
The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $7.7 billion of vehicles from manufacturers over the next 12 months financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.
Other Purchase Commitments
In the normal course of business, the Company makes various commitments to purchase other goods or services from specific suppliers, including those related to marketing, advertising, computer services and capital expenditures. As of December 31, 2019, the Company had approximately $136 million of purchase obligations, which extend through 2025.
Concentrations
Concentrations of credit risk at December 31, 2019, include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including Ford, Fiat Chrysler and General Motors, and primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $24 million and $14 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

Asset Retirement Obligations
The Company maintains a liability for asset retirement obligations. An asset retirement obligation is a legal obligation to perform certain activities in connection with the retirement, disposal or abandonment of assets. The Company’s asset retirement obligations, which are measured at discounted fair values, are primarily related to the removal of underground gasoline storage tanks at its rental facilities. The liability accrued for asset retirement obligations was $27 million and $22 million at December 31, 2019 and 2018, respectively.
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

16. Stockholders’ Equity
Cash Dividend Payments
During 2019, 2018 and 2017, the Company did not declare or pay any cash dividends. The Company’s ability to pay dividends to holders of its common stock is limited by the Company’s senior credit facility, the indentures governing its senior notes and its vehicle financing programs.
Share Repurchases
The Company’s Board of Directors has authorized the repurchase of up to approximately $1.8 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in August 2019. During 2019, 2018 and 2017, the Company repurchased approximately 14 million shares of common stock at a cost of approximately $462 million under the program. As of December 31, 2019, approximately $189 million of authorization remained available to repurchase common stock under this plan.

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

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges (a)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Minimum Pension Liability Adjustment (b)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$(39)	$2	$1	$(118)	$(154)
Other comprehensive income (loss) before reclassifications	110	1	1	11	123
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	—	5	7
Net current-period other comprehensive income (loss)	110	3	1	16	130
Balance, December 31, 2017	71	5	2	(102)	(24)
Cumulative effect of accounting change	7	1	(2)	(12)	(6)
Balance, January 1, 2018	78	6	—	(114)	(30)
Other comprehensive income (loss) before reclassifications	(81)	(2)	—	(23)	(106)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2)	—	5	3
Net current-period other comprehensive income (loss)	(81)	(4)	—	(18)	(103)
Balance, December 31, 2018	(3)	2	—	(132)	(133)
Cumulative effect of accounting change (c)	—	1	—	—	1
Balance, January 1, 2019	(3)	3	—	(132)	(132)
Other comprehensive income (loss) before reclassifications	12	(20)	—	(20)	(28)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3)	—	6	3
Net current-period other comprehensive income (loss)	12	(23)	—	(14)	(25)
Balance, December 31, 2019	$9	$(20)	$—	$(146)	$(157)

 __________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries (see Note 9-Income Taxes for impacts of the Tax Act) and include a $81 million gain, net of tax, related to the Company’s hedge of its investment in euro-denominated foreign operations (See Note 19-Financial Instruments).

(a)
For the years ended December 31, 2019, 2018 and 2017, the amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $4 million ($3 million, net of tax), $3 million ($2 million, net of tax) and $4 million ($2 million, net of tax), respectively.

(b)
For the years ended December 31, 2019, 2018 and 2017, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $8 million ($6 million, net of tax), $7 million ($5 million, net of tax) and $8 million ($5 million, net of tax), respectively.

(c)	See Note 2-Summary of Significant Accounting Policies for the impact of adoption of ASU 2017-12.

17. Stock-Based Compensation

The Company’s Amended and Restated Equity and Incentive Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock- or cash-based awards to employees, directors and other individuals who perform services for the Company and its subsidiaries. The maximum number of shares reserved for grant of awards under the plan is 22.5 million, with approximately 5.3 million shares available as of December 31, 2019. The Company typically settles stock-based awards with treasury shares.
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
Market-based RSUs generally vest based on the level of total shareholder return or absolute stock price attainment. During the years ended December 31, 2019, 2018, and 2017 the Company did not issue any stock unit awards containing a market condition.

Annual activity related to stock units consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2019	838	$38.67
Granted (a)	608	34.14
Vested (b)	(502)	36.00
Forfeited	(97)	38.73
Outstanding and expected to vest at December 31, 2019 (c)	847	$36.99	1.0	$27
Performance-based and market-based RSUs
Outstanding at January 1, 2019	1,169	$35.14
Granted (a)	570	34.56
Vested (b)	—	—
Forfeited	(678)	28.79
Outstanding at December 31, 2019	1,061	$38.89	1.1	$34
Outstanding and expected to vest at December 31, 2019 (c)	412	$40.61	1.5	$13
__________

(a)
Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors, which are discussed separately below. The weighted-average fair value of time-based RSUs and performance-based RSUs granted in 2018 was $48.41 and $48.52, respectively, and the weighted-average fair value of time-based RSUs and performance-based and market-based RSUs granted in 2017 was $35.32 and $35.21, respectively.

(b)	The total fair value of RSUs vested during 2019, 2018 and 2017 was $18 million, $20 million and $23 million, respectively.

(c)
Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $25 million and will be recognized over a weighted average vesting period of 1.2 years.

Stock Options

Stock options exercised during 2019, 2018 and 2017 had intrinsic values of $1 million, $8 million and $21 million, respectively.
Non-employee Directors Deferred Compensation Plan
Prior to 2019, the Company granted stock awards on a quarterly basis to non-employee directors representing between 50% and 100% of a director’s annual compensation and such awards could be deferred under the Non-employee Directors Deferred Compensation Plan. Beginning in 2019, the Company grants stock awards on an annual basis to non-employee directors representing between 50% and 100% of a director’s annual compensation and such awards can be deferred under the Non-employee Directors Deferred Compensation Plan. During 2019, 2018 and 2017, the Company granted 40,000, 34,000 and 36,000 awards, respectively, to non-employee directors.
Stock-Compensation Expense
During 2019, 2018 and 2017, the Company recorded stock-based compensation expense of $22 million ($17 million, net of tax), $24 million ($18 million, net of tax) and $10 million ($7 million, net of tax), respectively.

18. Employee Benefit Plans
Defined Contribution Savings Plans
The Company sponsors several defined contribution savings plans in the United States and certain foreign subsidiaries that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches portions of the contributions of participating employees on the basis specified by the plans. The Company’s contributions to these plans were $32 million, $33 million and $36 million during 2019, 2018 and 2017, respectively.
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
The components of net periodic (benefit) cost consisted of the following:

	Year Ended December 31,
	2019	2018	2017
Service cost (a)	$5	$6	$5
Interest cost (b)	21	19	19
Expected return on plan assets (b)	(30)	(33)	(30)
Amortization of unrecognized amounts (b)	7	7	8
Net periodic (benefit) cost	$3	$(1)	$2

__________

(a)
For the year ended December 31, 2019, $4 million and $1 million were included in operating expenses and selling, general and administrative expenses, respectively. For the year ended December 31, 2018, $4 million and $2 million were included in operating expenses and selling, general and administrative expenses, respectively.

(b)	Included in selling, general and administrative expenses.
The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2020 is $7 million, which consists primarily of net actuarial losses.
The Company uses a measurement date of December 31 for its pension plans. The funded status of the pension plans were as follows:

	As of December 31,
Change in Benefit Obligation	2019	2018
Benefit obligation at end of prior year	$722	$779
Service cost	5	6
Interest cost	21	19
Actuarial (gain) loss	87	(32)
Currency translation adjustment	13	(24)
Net benefits paid	(27)	(26)
Benefit obligation at end of current year	$821	$722

Change in Plan Assets
Fair value of assets at end of prior year	$549	$614
Actual return on plan assets	91	(29)
Employer contributions	21	11
Currency translation adjustment	14	(21)
Net benefits paid	(26)	(26)
Fair value of assets at end of current year	$649	$549

	As of December 31,
Funded Status	2019	2018
Classification of net balance sheet assets (liabilities):
Non-current assets	$20	$18
Current liabilities	(4)	(4)
Non-current liabilities	(188)	(187)
Net funded status	$(172)	$(173)

The following assumptions were used to determine pension obligations and pension costs for the principal plans in which the Company’s employees participated:

	For the Year Ended December 31,
U.S. Pension Benefit Plans	2019	2018	2017
Discount rate:
Net periodic benefit cost	4.15%	3.50%	3.90%
Benefit obligation	3.10%	4.15%	3.50%
Long-term rate of return on plan assets	7.00%	7.00%	7.00%

Non-U.S. Pension Benefit Plans
Discount rate:
Net periodic benefit cost	2.75%	2.55%	2.45%
Benefit obligation	1.95%	2.75%	2.55%
Long-term rate of return on plan assets	4.50%	4.50%	4.70%

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
As of December 31, 2019, plans with benefit obligations in excess of plan assets had accumulated benefit obligations of $466 million and plan assets of $276 million. As of December 31, 2018, plans with benefit obligations in excess of plan assets had accumulated benefit obligations of $423 million and plan assets of $234 million. The accumulated benefit obligation for all plans was $811 million and $713 million as of December 31, 2019 and 2018, respectively. The Company expects to contribute approximately $10 million to the U.S. plans and $1 million to the non-U.S. plans in 2020.
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
The following table presents the defined benefit pension plans’ assets measured at fair value, as of December 31:

	2019
Asset Class	Level 1	Level 2	Total
Cash equivalents and short-term investments	$16	$54	$70
U.S. equities	100	52	152
Non-U.S. equities	59	99	158
Government bonds	4	3	7
Corporate bonds	96	20	116
Other assets	2	144	146
Total assets	$277	$372	$649

	2018
Asset Class	Level 1	Level 2	Total
Cash equivalents and short-term investments	$10	$25	$35
U.S. equities	82	42	124
Non-U.S. equities	49	80	129
Real estate	—	17	17
Government bonds	3	8	11
Corporate bonds	89	31	120
Other assets	2	111	113
Total assets	$235	$314	$549
The Company estimates that future benefit payments from plan assets will be $28 million, $28 million, $30 million, $31 million, $31 million and $175 million for 2020, 2021, 2022, 2023, 2024 and 2025 to 2029, respectively.
Multiemployer Plans
The Company contributes to a number of multiemployer plans under the terms of collective-bargaining agreements that cover a portion of its employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects: (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; (iii) if the Company elects to stop participating in a multiemployer plan, it may be required to contribute to such plan an amount based on the under-funded status of the plan; and (iv) the Company has no involvement in the management of the multiemployer plans’ investments. For the years ended December 31, 2019, 2018 and 2017, the Company contributed a total of $9 million in each of the periods to multiemployer plans.

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
Interest Rate Risk. The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The Company estimates that $3 million of loss currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.
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
There were no significant concentrations of credit risk with any individual counterparty or groups of counterparties at December 31, 2019 or 2018, other than (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, and primarily with respect to receivables for program cars that were disposed but for which the Company has not yet received payment from the manufacturers (see Note 2-Summary of Significant Accounting Policies), (ii) receivables from Realogy and Wyndham related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition and (iii) risks related to leases which have been assumed by Realogy but of which the Company is a guarantor. Concentrations of credit risk associated with trade receivables are considered minimal due to the Company’s diverse customer base. The Company does not normally require collateral or other security to support credit sales.
Fair Value
Derivative instruments and hedging activities
As described above, derivative assets and liabilities consist principally of currency exchange contracts, interest rate swaps, interest rate caps and commodity contracts. The Company held derivative instruments with absolute notional values as follows:

	As of December 31,
	2019	2018
Foreign exchange contracts	$1,518	$1,235
Interest rate caps (a)	8,625	8,431
Interest rate swaps	1,500	1,500

__________

(a)
Represents $5.9 billion of interest rate caps sold, partially offset by approximately $2.7 billion of interest rate caps purchased at December 31, 2019 and $5.7 billion of interest rate caps sold, partially offset by approximately $2.7 billion of interest rate caps purchased at December 31, 2018. These amounts exclude $3.2 billion and $3.0 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary at December 31, 2019 and 2018, respectively.

Fair values (Level 2) of derivative instruments are as follows:

	As of December 31, 2019		As of December 31, 2018
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$—	$27	$12	$8
Derivatives not designated as hedging instruments
Interest rate caps (b)	—	1	—	2
Foreign exchange contracts (c)	5	10	5	11
Commodity contracts (c)	—	—	—	1
Total	$5	$38	$17	$22

__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income (loss), as discussed in Note 16-Stockholders’ Equity.

(a)	Included in other non-current assets or other non-current liabilities.

(b)	Included in assets under vehicle programs or liabilities under vehicle programs.

(c)	Included in other current assets or other current liabilities.

The effects of derivatives recognized in the Company’s Consolidated Financial Statements are as follows:

	Year Ended December 31,
	2019	2018	2017
Financial instruments designated as hedging instruments (a)
Interest rate swaps (b)	$(23)	$(4)	$3
Euro-denominated notes (c)	17	24	(50)
Financial instruments not designated as hedging instruments (d)
Foreign exchange contracts (e)	(7)	31	(42)
Interest rate caps (f)	(1)	(3)	(1)
Commodity contracts (g)	3	—	(1)
Total	$(11)	$48	$(91)
__________

(a)	Recognized, net of tax, as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

(b)
Classified as a net unrealized gain (loss) on cash flow hedges in accumulated other comprehensive income (loss). Refer to Note 16-Stockholders’ Equity for amounts reclassified from accumulated other comprehensive income (loss) into earnings.

(c)	Classified as a net investment hedge within currency translation adjustment in accumulated other comprehensive income (loss).

(d)	Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.

(e)
For the year ended December 31, 2019, included an $11 million loss included in interest expense and a $4 million gain included in operating expenses. For the year ended December 31, 2018, included a $19 million gain included in interest expense and a $12 million gain included in operating expenses. For the year ended December 31, 2017, included a $23 million loss in interest expense and a $19 million loss included in operating expenses.

(f)	Primarily included in vehicle interest, net.

(g)	Included in operating expenses.
Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

	As of December 31, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$19	$19	$23	$23
Long-term debt	3,416	3,572	3,528	3,462

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$7,936	$8,077	$7,358	$7,383
Vehicle-backed debt	3,129	3,142	2,871	2,881
Interest rate swaps and interest rate caps (a)	3	3	3	3
___________

(a)	Derivatives in liability position.

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
Management evaluates the operating results of each of its reportable segments based upon revenues and “Adjusted EBITDA,” which the Company defines as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net charges for unprecedented personal-injury legal matters, non-operational charges related to shareholder activist activity, gain on sale of equity method investment in China and income taxes. Net charges for unprecedented personal-injury legal matters and gain on sale of equity method investment in China are recorded within operating expenses in the Company’s Consolidated Statements of Operations. Non-operational charges related to shareholder activist activity include third-party advisory, legal and other professional service fees and are recorded within selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. The Company has revised its definition of Adjusted EBITDA to exclude the gain on sale of equity method investment in China. The Company did not revise prior years’ Adjusted EBITDA amounts because there were no gains similar in nature to this gain. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended December 31, 2019

	Americas	International	Corporate and Other (a)	Total
Revenues	$6,352	$2,820	$—	$9,172
Vehicle depreciation and lease charges, net	1,462	601	—	2,063
Vehicle interest, net	284	60	—	344
Adjusted EBITDA	652	203	(67)	788
Non-vehicle depreciation and amortization	161	94	8	263
Assets exclusive of assets under vehicle programs	6,226	2,995	90	9,311
Assets under vehicle programs	10,508	3,307	—	13,815
Capital expenditures (excluding vehicles)	162	62	26	250
__________

(a)	Primarily represents unallocated corporate expenses and receivables from our former subsidiaries.

Year Ended December 31, 2018

	Americas	International	Corporate and Other (a)	Total
Revenues	$6,186	$2,938	$—	$9,124
Vehicle depreciation and lease charges, net	1,568	611	—	2,179
Vehicle interest, net	252	62	—	314
Adjusted EBITDA	558	287	(64)	781
Non-vehicle depreciation and amortization	152	104	—	256
Assets exclusive of assets under vehicle programs	3,782	2,495	93	6,370
Assets under vehicle programs	9,670	3,109	—	12,779
Capital expenditures (excluding vehicles)	134	76	21	231
__________

(a)	Primarily represents unallocated corporate expenses and receivables from our former subsidiaries.
Year Ended December 31, 2017

	Americas	International	Corporate and Other (a)	Total
Revenues	$6,100	$2,748	$—	$8,848
Vehicle depreciation and lease charges, net	1,671	550	—	2,221
Vehicle interest, net	226	60	—	286
Adjusted EBITDA	486	305	(56)	735
Non-vehicle depreciation and amortization	168	91	—	259
Assets exclusive of assets under vehicle programs	3,388	2,353	79	5,820
Assets under vehicle programs	9,017	2,862	—	11,879
Capital expenditures (excluding vehicles)	122	62	13	197
__________

(a)	Primarily represents unallocated corporate expenses and receivables from our former subsidiaries.
Provided below is a reconciliation of Adjusted EBITDA to income before income taxes.

	For the Year Ended December 31,
	2019	2018	2017
Adjusted EBITDA	$788	$781	$735
Less: Non-vehicle related depreciation and amortization (a)	263	256	259
Interest expense related to corporate debt, net	178	188	188
Early extinguishment of corporate debt	12	19	3
Restructuring and other related charges	80	22	63
Transaction-related costs, net	10	20	23
Non-operational charges related to shareholder activist activity (b)	2	9	—
Impairment	—	—	2
Charges for legal matter, net (c)	—	—	(14)
Gain on sale of equity method investment in China (c)	(44)	—	—
Income before income taxes	$287	$267	$211
__________

(a)	Includes amortization of intangible assets recognized in purchase accounting of $56 million in 2019, $61 million in 2018 and $58 million in 2017.

(b)	Reported within selling, general and administrative expenses in our Consolidated Statements of Operations.

(c)	Reported within operating expenses in our Consolidated Statements of Operations.

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
2019
Revenues	$5,867	$3,305	$9,172
Assets exclusive of assets under vehicle programs	5,830	3,481	9,311
Assets under vehicle programs	9,824	3,991	13,815
Net long-lived assets	1,536	1,155	2,691

2018
Revenues	$5,708	$3,416	$9,124
Assets exclusive of assets under vehicle programs	3,494	2,876	6,370
Assets under vehicle programs	9,021	3,758	12,779
Net long-lived assets	1,476	1,177	2,653

2017
Revenues	$5,629	$3,219	$8,848
Assets exclusive of assets under vehicle programs	3,069	2,751	5,820
Assets under vehicle programs	8,192	3,687	11,879
Net long-lived assets	1,451	1,176	2,627

21. Guarantor and Non-Guarantor Consolidating Financial Statements
The following consolidating financial information presents Consolidating Condensed Statements of Operations for the years ended December 31, 2019, 2018 and 2017, Consolidating Condensed Balance Sheets as of December 31, 2019 and December 31, 2018 and Consolidating Condensed Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017 for: (i) Avis Budget Group, Inc. (the “Parent”); (ii) ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent with the Subsidiary Issuers, the guarantor and non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. The Subsidiary Issuers and the guarantor and non-guarantor subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the notes issued by the Subsidiary Issuers. See Note 13-Long-term Corporate Debt and Borrowing Arrangements for additional description of these guaranteed notes. The Senior Notes have separate investors than the equity investors of the Company and are guaranteed by the Parent and certain subsidiaries.
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

	As of December 31,
	2019		2018
	Non-Guarantor	Total	Non-Guarantor	Total
Cash and cash equivalents	$673	$686	$601	$615
Program cash	211	211	115	115
Restricted cash (a)	3	3	5	5
Total cash and cash equivalents, program and restricted cash	$887	$900	$721	$735
_________

(a)	Included within other current assets.

Consolidating Condensed Statements of Operations
For the Year Ended December 31, 2019

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$—	$5,613	$5,923	$(2,364)	$9,172

Expenses
Operating	2	—	2,788	1,908	—	4,698
Vehicle depreciation and lease charges, net	—	—	2,188	1,969	(2,094)	2,063
Selling, general and administrative	50	17	700	470	—	1,237
Vehicle interest, net	—	3	269	342	(270)	344
Non-vehicle related depreciation and amortization	—	10	153	100	—	263
Interest expense related to corporate debt, net:
Interest expense	—	131	2	45	—	178
Intercompany interest expense (income)	(12)	10	59	(57)	—	—
Early extinguishment of debt	—	12	—	—	—	12
Restructuring and other related charges	18	—	38	24	—	80
Transaction-related costs, net	—	4	(6)	12	—	10
Total expenses	58	187	6,191	4,813	(2,364)	8,885

Income (loss) before income taxes and equity in earnings of subsidiaries	(58)	(187)	(578)	1,110	—	287
Provision for (benefit from) income taxes	(12)	(220)	(24)	241	—	(15)
Equity in earnings of subsidiaries	348	315	869	—	(1,532)	—
Net income	$302	$348	$315	$869	$(1,532)	$302

Comprehensive income	$277	$323	$312	$860	$(1,495)	$277

For the Year Ended December 31, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$—	$5,431	$6,006	$(2,313)	$9,124

Expenses
Operating	4	7	2,668	1,960	—	4,639
Vehicle depreciation and lease charges, net	—	—	2,162	2,102	(2,085)	2,179
Selling, general and administrative	48	11	662	499	—	1,220
Vehicle interest, net	—	—	229	313	(228)	314
Non-vehicle related depreciation and amortization	—	1	145	110	—	256
Interest expense related to corporate debt, net:
Interest expense	—	153	3	32	—	188
Intercompany interest expense (income)	(12)	(11)	26	(3)	—	—
Early extinguishment of debt	—	19	—	—	—	19
Restructuring and other related charges	—	—	11	11	—	22
Transaction-related costs, net	—	1	4	15	—	20
Total expenses	40	181	5,910	5,039	(2,313)	8,857

Income (loss) before income taxes and equity in earnings of subsidiaries	(40)	(181)	(479)	967	—	267
Provision for (benefit from) income taxes	(10)	(48)	93	67	—	102
Equity in earnings of subsidiaries	195	328	900	—	(1,423)	—
Net income	$165	$195	$328	$900	$(1,423)	$165

Comprehensive income	$62	$92	$228	$806	$(1,126)	$62

For the Year Ended December 31, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$—	$5,312	$5,931	$(2,395)	$8,848

Expenses
Operating	3	20	2,598	1,851	—	4,472
Vehicle depreciation and lease charges, net	—	—	2,226	2,183	(2,188)	2,221
Selling, general and administrative	39	8	619	454	—	1,120
Vehicle interest, net	—	—	199	294	(207)	286
Non-vehicle related depreciation and amortization	—	1	160	98	—	259
Interest expense related to corporate debt, net:
Interest expense	—	157	1	30	—	188
Intercompany interest expense (income)	(12)	95	23	(106)	—	—
Early extinguishment of debt	—	4	—	(1)	—	3
Restructuring and other related charges	—	7	44	12	—	63
Transaction-related costs, net	—	1	3	19	—	23
Impairment	—	—	2	—	—	2
Total expenses	30	293	5,875	4,834	(2,395)	8,637

Income (loss) before income taxes and equity in earnings of subsidiaries	(30)	(293)	(563)	1,097	—	211
Provision for (benefit from) income taxes	(5)	267	(527)	115	—	(150)
Equity in earnings of subsidiaries	386	946	982	—	(2,314)	—
Net income	$361	$386	$946	$982	$(2,314)	$361

Comprehensive income	$491	$515	$1,073	$1,103	$(2,691)	$491

Consolidating Condensed Balance Sheets
As of December 31, 2019

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$1	$12	$—	$673	$—	$686
Receivables, net	—	—	262	649	—	911
Other current assets	—	115	95	338	—	548
Total current assets	1	127	357	1,660	—	2,145

Property and equipment, net	—	234	338	220	—	792
Operating lease right-of-use assets	—	778	1,174	644	—	2,596
Deferred income taxes	13	1,238	222	189	—	1,662
Goodwill	—	—	471	630	—	1,101
Other intangibles, net	—	24	481	293	—	798
Other non-current assets	47	32	15	123	—	217
Intercompany receivables	172	427	2,715	1,028	(4,342)	—
Investment in subsidiaries	483	5,070	3,778	—	(9,331)	—
Total assets exclusive of assets under vehicle programs	716	7,930	9,551	4,787	(13,673)	9,311

Assets under vehicle programs:
Program cash	—	—	—	211	—	211
Vehicles, net	—	191	54	11,932	—	12,177
Receivables from vehicle manufacturers and other	—	4	99	675	—	778
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	649	—	649
	—	195	153	13,467	—	13,815
Total assets	$716	$8,125	$9,704	$18,254	$(13,673)	$23,126

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$20	$338	$867	$981	$—	$2,206
Short-term debt and current portion of long-term debt	—	17	2	—	—	19
Total current liabilities	20	355	869	981	—	2,225

Long-term debt	—	2,417	1	998	—	3,416
Long-term operating lease liabilities	—	698	971	471	—	2,140
Other non-current liabilities	40	99	215	403	—	757
Intercompany payables	—	3,913	427	2	(4,342)	—
Total liabilities exclusive of liabilities under vehicle programs	60	7,482	2,483	2,855	(4,342)	8,538
Liabilities under vehicle programs:
Debt	—	160	38	2,934	—	3,132
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	7,936	—	7,936
Deferred income taxes	—	—	2,014	175	—	2,189
Other	—	—	99	576	—	675
	—	160	2,151	11,621	—	13,932
Total stockholders’ equity	656	483	5,070	3,778	(9,331)	656
Total liabilities and stockholders’ equity	$716	$8,125	$9,704	$18,254	$(13,673)	$23,126

As of December 31, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$1	$12	$1	$601	$—	$615
Receivables, net	—	—	239	716	—	955
Other current assets	5	112	116	371	—	604
Total current assets	6	124	356	1,688	—	2,174

Property and equipment, net	—	199	319	218	—	736
Deferred income taxes	13	1,015	207	66	—	1,301
Goodwill	—	—	471	621	—	1,092
Other intangibles, net	—	26	475	324	—	825
Other non-current assets	47	39	16	140	—	242
Intercompany receivables	159	404	2,104	1,262	(3,929)	—
Investment in subsidiaries	246	4,786	3,852	—	(8,884)	—
Total assets exclusive of assets under vehicle programs	471	6,593	7,800	4,319	(12,813)	6,370

Assets under vehicle programs:
Program cash	—	—	—	115	—	115
Vehicles, net	—	55	54	11,365	—	11,474
Receivables from vehicle manufacturers and other	—	2	—	629	—	631
Investment in Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	559	—	559
	—	57	54	12,668	—	12,779
Total assets	$471	$6,650	$7,854	$16,987	$(12,813)	$19,149

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$16	$246	$582	$849	$—	$1,693
Short-term debt and current portion of long-term debt	—	18	3	2	—	23
Total current liabilities	16	264	585	851	—	1,716

Long-term debt	—	2,501	3	1,024	—	3,528
Other non-current liabilities	41	87	257	382	—	767
Intercompany payables	—	3,524	404	1	(3,929)	—
Total liabilities exclusive of liabilities under vehicle programs	57	6,376	1,249	2,258	(3,929)	6,011
Liabilities under vehicle programs:
Debt	—	28	49	2,797	—	2,874
Due to Avis Budget Rental Car Funding (AESOP) LLC-related party	—	—	—	7,358	—	7,358
Deferred income taxes	—	—	1,770	191	—	1,961
Other	—	—	—	531	—	531
	—	28	1,819	10,877	—	12,724
Total stockholders’ equity	414	246	4,786	3,852	(8,884)	414
Total liabilities and stockholders’ equity	$471	$6,650	$7,854	$16,987	$(12,813)	$19,149

Consolidating Condensed Statements of Cash Flows
For the Year Ended December 31, 2019

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$67	$293	$246	$2,394	$(414)	$2,586

Investing activities
Property and equipment additions	—	(79)	(100)	(71)	—	(250)
Proceeds received on asset sales	—	1	—	10	—	11
Net assets acquired (net of cash acquired)	—	(1)	(24)	(52)	—	(77)
Other, net	—	(75)	12	69	75	81
Net cash provided by (used in) investing activities exclusive of vehicle programs	—	(154)	(112)	(44)	75	(235)

Vehicle programs:
Investment in vehicles	—	(118)	(22)	(12,747)	—	(12,887)
Proceeds received on disposition of vehicles	—	48	—	10,412	—	10,460
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC — related party	—	—	—	(251)	—	(251)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC — related party	—	—	—	161	—	161
	—	(70)	(22)	(2,425)	—	(2,517)
Net cash provided by (used in) investing activities	—	(224)	(134)	(2,469)	75	(2,752)

Financing activities
Proceeds from long-term borrowings	—	400	—	2	—	402
Payments on long-term borrowings	—	(502)	(3)	(4)	—	(509)
Net change in short-term borrowings	—	—	—	(1)	—	(1)
Debt financing fees	—	(7)	—	—	—	(7)
Repurchases of common stock	(67)	—	—	—	—	(67)
Other, net	—	(61)	(98)	(180)	339	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(67)	(170)	(101)	(183)	339	(182)

Vehicle programs:
Proceeds from borrowings	—	114	—	19,755	—	19,869
Payments on borrowings	—	(13)	(12)	(19,321)	—	(19,346)
Debt financing fees	—	—	—	(23)	—	(23)
	—	101	(12)	411	—	500
Net cash provided by (used in) financing activities	(67)	(69)	(113)	228	339	318
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	—	—	—	13	—	13
Net increase (decrease) in cash and cash equivalents, program and restricted cash	—	—	(1)	166	—	165
Cash and cash equivalents, program and restricted cash, beginning of period	1	12	1	721	—	735
Cash and cash equivalents, program and restricted cash, end of period	$1	$12	$—	$887	$—	$900

For the Year Ended December 31, 2018

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$210	$235	$193	$2,380	$(409)	$2,609

Investing activities
Property and equipment additions	—	(64)	(88)	(79)	—	(231)
Proceeds received on asset sales	—	2	4	11	—	17
Net assets acquired (net of cash acquired)	—	(3)	(10)	(78)	—	(91)
Intercompany loan receipts (advances)	—	—	—	(404)	404	—
Other, net	—	(8)	—	(36)	—	(44)
Net cash provided by (used in) investing activities exclusive of vehicle programs	—	(73)	(94)	(586)	404	(349)

Vehicle programs:
Investment in vehicles	—	(2)	(1)	(12,586)	—	(12,589)
Proceeds received on disposition of vehicles	—	42	—	9,606	—	9,648
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC- related party	—	—	—	(188)	—	(188)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC- related party	—	—	—	52	—	52
	—	40	(1)	(3,116)	—	(3,077)
Net cash provided by (used in) investing activities	—	(33)	(95)	(3,702)	404	(3,426)

Financing activities
Proceeds from long-term borrowings	—	81	—	404	—	485
Payments on long-term borrowings	—	(510)	(3)	(2)	—	(515)
Net change in short-term borrowings	—	—	—	(4)	—	(4)
Debt financing fees	—	(9)	—	(6)	—	(15)
Repurchases of common stock	(216)	—	—	—	—	(216)
Intercompany loan borrowings (payments)	—	404	—	—	(404)	—
Other, net	3	(167)	(85)	(157)	409	3
Net cash provided by (used in) financing activities exclusive of vehicle programs	(213)	(201)	(88)	235	5	(262)

Vehicle programs:
Proceeds from borrowings	—	—	—	17,339	—	17,339
Payments on borrowings	—	(3)	(9)	(16,373)	—	(16,385)
Debt financing fees	—	—	—	(25)	—	(25)
	—	(3)	(9)	941	—	929
Net cash provided by (used in) financing activities	(213)	(204)	(97)	1,176	5	667
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	—	—	—	(16)	—	(16)
Net increase (decrease) in cash and cash equivalents, program and restricted cash	(3)	(2)	1	(162)	—	(166)
Cash and cash equivalents, program and restricted cash, beginning of period	4	14	—	883	—	901
Cash and cash equivalents, program and restricted cash, end of period	$1	$12	$1	$721	$—	$735

For the Year Ended December 31, 2017

	Parent	Subsidiary Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$110	$(89)	$97	$2,697	$(167)	$2,648

Investing activities
Property and equipment additions	—	(49)	(81)	(67)	—	(197)
Proceeds received on asset sales	—	1	—	7	—	8
Net assets acquired (net of cash acquired)	—	(1)	(5)	(15)	—	(21)
Intercompany loan receipts (advances)	—	—	—	(264)	264	—
Other, net	100	110	110	5	(320)	5
Net cash provided by (used in) investing activities exclusive of vehicle programs	100	61	24	(334)	(56)	(205)

Vehicle programs:
Investment in vehicles	—	(1)	—	(11,537)	—	(11,538)
Proceeds received on disposition of vehicles	—	46	—	9,554	—	9,600
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC- related party	—	—	—	(61)	—	(61)
	—	45	—	(2,044)	—	(1,999)
Net cash provided by (used in) investing activities	100	106	24	(2,378)	(56)	(2,204)

Financing activities
Proceeds from long-term borrowings	—	325	—	264	—	589
Payments on long-term borrowings	—	(406)	(2)	(194)	—	(602)
Net change in short-term borrowings	—	—	—	(4)	—	(4)
Debt financing fees	—	(5)	—	(4)	—	(9)
Repurchases of common stock	(210)	—	—	—	—	(210)
Intercompany loan borrowings (payments)	—	264	—	—	(264)	—
Other, net	1	(192)	(110)	(185)	487	1
Net cash provided by (used in) financing activities exclusive of vehicle programs	(209)	(14)	(112)	(123)	223	(235)

Vehicle programs:
Proceeds from borrowings	—	—	—	17,212	—	17,212
Payments on borrowings	—	(1)	(9)	(17,259)	—	(17,269)
Debt financing fees	—	—	—	(16)	—	(16)
	—	(1)	(9)	(63)	—	(73)
Net cash provided by (used in) financing activities	(209)	(15)	(121)	(186)	223	(308)
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	—	—	—	45	—	45
Net increase (decrease) in cash and cash equivalents, program and restricted cash	1	2	—	178	—	181
Cash and cash equivalents, program and restricted cash, beginning of period	3	12	—	705	—	720
Cash and cash equivalents, program and restricted cash, end of period	$4	$14	$—	$883	$—	$901

22. Selected Quarterly Financial Data—(unaudited)
Provided below are selected unaudited quarterly financial data for 2019 and 2018.
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

	2019
	First	Second	Third	Fourth
Revenues	$1,920	$2,337	$2,753	$2,162
Net income (loss)	(91)	62	189	142

Per share information:
Basic
Net income (loss)	$(1.20)	$0.81	$2.52	$1.92
Weighted average shares	75.8	76.0	75.2	73.9

Diluted
Net income (loss)	$(1.20)	$0.81	$2.50	$1.90
Weighted average shares	75.8	76.4	75.7	74.4

	2018
	First	Second	Third (a)	Fourth
Revenues	$1,968	$2,328	$2,778	$2,050
Net income (loss)	(87)	26	213	13

Per share information:
Basic
Net income (loss)	$(1.08)	$0.33	$2.71	$0.16
Weighted average shares	81.0	80.7	78.8	76.9

Diluted
Net income (loss)	$(1.08)	$0.32	$2.68	$0.16
Weighted average shares	81.0	81.5	79.5	77.6

__________

(a)
Net income for the third quarter 2018 included additional tax expense of $30 million resulting from the completion of the accounting for the effects of the Tax Act for the one-time transition tax on the deemed repatriation of cumulative foreign subsidiary earnings.

23. Subsequent Events

In January 2020, the Company’s Avis Budget Rental Car Funding subsidiary issued approximately $700 million in asset-backed notes with an expected final payment date of August 2025 incurring interest at a weighted average rate of 2.42%.

On January 27, 2020, a short-term stockholder rights plan was adopted, which expires on January 26, 2021. Pursuant to the rights plan, the Company declared a dividend of one common share purchase right for each outstanding share of common stock, payable to holders of record as of the close of business on February 7, 2020. Each right, which is exercisable only in the event any person or group acquires a voting or economic position of 20% or more of the Company’s outstanding common stock (with certain limited exceptions), would entitle any holder other than the person or group whose ownership position has exceeded the ownership limit to purchase common stock having a value equal to twice the $110 exercise price of the right, or, at the election of the Board of Directors, to exchange each right for one share of common stock (subject to adjustment).

In February 2020, the Company amended its Floating Rate Term Loan due 2025 to extend its maturity term to 2027 and to reduce its interest to one-month LIBOR plus 1.75%. The Company increased its outstanding borrowing to $1.2 billion and will use the additional proceeds from the offering to redeem $100 million of its outstanding 5½% Senior Notes due 2023.

On February 10, 2020, the Company announced it had appointed a new Chairman of the Board of Directors and in connection with this appointment, the new Chairman purchased an aggregate $15 million of unregistered shares of the Company’s common stock at a price per share equal to the closing price of the Company’s common stock on February 7, 2020.

*****

Schedule II – Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period	Expense (Benefit)	Other Adjustments(a)	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31,
2019	$39	$41	$—	$(28)	$52
2018	36	34	(2)	(29)	39
2017	38	29	3	(34)	36

Tax Valuation Allowance:
Year Ended December 31,
2019	$311	$(95)	$(2)	$—	$214
2018	331	(3)	(17)	—	311
2017	357	—	13	(39)	331
__________

(a)	Other adjustments relate to currency translation adjustments.

G-1

EXHIBIT NO.	DESCRIPTION
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
4.12
Indenture dated as of July 3, 2019 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and Deutsche Bank Trust Company Americas, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 dated August 6, 2019).

4.13	Form of 5.75% Senior Notes Due 2027. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 dated August 6, 2019).
4.14
Rights Agreement, dated as of January 27, 2020, between Avis Budget Group, Inc. and Computershare Inc., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 28, 2020).

4.15	Description of the Company’s Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1
Employment Agreement between Avis Budget Group, Inc. and Larry D. De Shon dated as of September 15, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 18, 2015).†

10.2	Separation Agreement between Mr. De Shon and Avis Budget Group, Inc. dated May 26, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 31, 2019). †
10.3
Separation Agreement dated March 18, 2019, between Mark Servodidio and Avis Budget Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2019). †

10.4
Agreement between Avis Budget Group, Inc. and Joseph Ferraro (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, dated February 24, 2016).†

10.5
Amended and Restated Letter Agreement, dated February 15, 2019, between Martyn Smith and Avis Budget Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 19, 2019). †

10.5(a)
Amendment to Amended and Restated Letter Agreement between Martyn Smith and Avis Budget Group, Inc., dated September 11, 2019. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 dated November 1, 2019). †

10.6
Agreement between Avis Budget Group, Inc. and Michael Tucker. (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 dated February 21, 2019).†

10.7	Offer Letter, dated February 15, 2019, between John North and Avis Budget Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2019). †
10.7(a)
Severance Agreement between John F. North, III and Avis Budget Group, Inc. dated August 15, 2019. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 dated November 1, 2019). †

10.8	Service Agreement between Patrick Rankin and Avis Budget Services Limited, dated February 22, 2019. †
10.9	Agreement between Patrick Rankin and Avis Budget Services Limited, dated August 15, 2019. †
10.10	Agreement between Avis Budget Group, Inc. and Edward Linnen, dated April 20, 2015. †
10.11
Second Amended and Restated Cooperation Agreement, dated April 16, 2018, by and among Avis Budget Group, Inc. and SRS (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 16, 2018).

10.12	Avis Budget Group, Inc. Amended and Restated Equity and Incentive Plan (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A dated March 26, 2019). †
10.13
1997 Stock Incentive Plan (Incorporated by reference to Appendix E to the Joint Proxy Statement/ Prospectus included as part of the Company’s Registration Statement on Form S-4, Registration No. 333-34517, dated August 28, 1997).†

10.13(a)
Amendment to 1997 Stock Incentive Plan dated March 27, 2000 (Incorporated by reference to Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†

10.13(b)
Amendment to 1997 Stock Incentive Plan dated March 28, 2000 (Incorporated by reference to Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†

10.13(c)
Amendment to 1997 Stock Incentive Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.12(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†

10.14	Amendment to Various Equity-Based Plans (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).†
10.15	Avis Budget Group, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 18, 2009).†
10.15(a)
Amendment No. 1 to the Avis Budget Group, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.17(b) to Avis Budget Car Rental, LLC and Avis Budget Finance, Inc.’s Registration Statement on Form S-4, Registration No. 333-17490, dated October 25, 2011).†

10.16
Form of Award Agreement - Restricted Stock Units. (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 dated February 21, 2019).†

10.17
Form of Award Agreement - Performance Based Restricted Stock Units. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 dated February 21, 2019).†

10.18
Form of Non-Employee Director Award Agreement - Restricted Stock Units. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 dated February 21, 2019).†

10.19
Form of Avis Budget Group, Inc. Severance Agreement. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 dated February 21, 2019).†

10.20
Avis Budget Group, Inc. Non-Employee Directors Deferred Compensation Plan, amended and restated as of January 1, 2019. (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 dated February 21, 2019).†

10.21
Avis Budget Group, Inc. Deferred Compensation Plan, amended and restated as of November 1, 2008 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, dated February 26, 2009).†

10.22
Avis Budget Group, Inc. Savings Restoration Plan, amended and restated as of November 1, 2008 (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, dated February 26, 2009).†

10.23	Amended Retirement Equalization Benefit Plan (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated February 29, 2008).†
10.24	Avis Rent A Car System, LLC Pension Plan. (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 dated February 21, 2019).†
10.25	Cendant Corporation* Officer Personal Financial Services Policy (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 26, 2005).
10.26
Tax Sharing Agreement among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 1, 2006).

10.26(a)
Amendment to the Tax Sharing Agreement, dated July 28, 2006, among Avis Budget Group, Inc., Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 dated August 7, 2008).

10.27
Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).

10.27(a)
Supplemental Indenture No. 1, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.27(b)
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

10.27(c)
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

10.28
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

10.28(a)
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

10.28(b)
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

10.28(c)
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

10.29
Amended and Restated Loan Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Borrower, and Cendant Rental Car Funding (AESOP) LLC***, as Lender (Incorporated by reference to Exhibit 10.29(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

10.29(a)
First Amendment, dated as of December 23, 2005, among AESOP Leasing L.P., as Borrower, and Cendant Rental Car Funding (AESOP) LLC***, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.29(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

10.29(b)
Second Amendment, dated as of the May 9, 2007, among AESOP Leasing L.P., as Borrower, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.29(c)
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

10.30(a)
First Amendment, dated December 23, 2005, among AESOP Leasing L.P., as Lessor, and Cendant Car Rental Group, Inc.**, as Lessee and as Administrator, to the Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of December 23, 2005 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.30(b)
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

10.30(c)
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

10.31
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

10.31(a)
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

10.31(b)
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

10.31(c)
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

10.32
AESOP I Operating Sublease Agreement dated as of March 26, 2013 between Zipcar, Inc. and Avis Budget Car Rental, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 dated May 8, 2013).

10.33
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

10.33(a)
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

10.34
Amended and Restated Series 2015-3 Supplement, dated as of August 16, 2018, between Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the Funding Agents and APA Banks named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2015-3 Agent (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 dated February 21, 2019).

10.35
Third Amended and Restated Series 2010-6 Supplement, dated as of August 16, 2018, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the Funding Agents and APA Banks named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2010-6 Agent (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 dated February 21, 2019).

10.36
Series 2014-2 Supplement, dated as of July 24, 2014, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2014-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 24, 2014).

10.37
Series 2015-1 Supplement, dated as of January 29, 2015, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2015-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2015).

10.38
Series 2015-2 Supplement, dated as of May 27, 2015, between Avis Budget Rental Car Funding (AESOP) LLC and the Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2015-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 29, 2015).

10.39
Series 2016-1 Supplement, dated as of March 30, 2016, between Avis Budget Rental Car Funding (AESOP) LLC and the Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2016-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 5, 2016).

10.40
Series 2016-2 Supplement, dated as of June 1, 2016, between Avis Budget Rental Car Funding (AESOP) LLC and the Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2016-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2016).

10.41
Series 2017-1 Supplement, dated as of March 15, 2017, between Avis Budget Rental Car Funding (AESOP) LLC and the Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2017-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2017).

10.42
Series 2017-2 Supplement, dated as of December 13, 2017, between Avis Budget Rental Car Funding (AESOP) LLC and the Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2017-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2017).

10.43
Series 2018-1 Supplement, dated as of April 30, 2018, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2018-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 4, 2018).

10.44
Series 2018-2 Supplement, dated as of October 25, 2018, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2018-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 30, 2018).

10.45
Series 2019-1 Supplement, dated as of February 13, 2019, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2019-1 Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 20, 2019).

10.46
Series 2019-2 Supplement, dated as of April 23, 2019, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2019-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2019).

10.47
Series 2019-3 Supplement, dated as of August 27, 2019, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2019-3 Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2019).

10.48
Series 2020-1 Supplement, dated as of January 29, 2020, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2020-1 Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2020).

10.49
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

10.50
Amended and Restated Guarantee & Collateral Agreement, dated as of May 3, 2011, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC and certain of its Subsidiaries in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 6, 2011).

10.50(a)
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

10.50(b)
Second Amendment to the Amended and Restated Guarantee & Collateral Agreement, dated as of October 3, 2014, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC and certain of its Subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 6, 2014).

10.51
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

10.53
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

10.54
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

10.55
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