Form 10-Q
period 2020-03-31
AVIS BUDGET GROUP, INC.
filed 2020-05-01
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the issuer’s common stock was 69,555,822 shares as of April 29, 2020.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any such forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, projected plans and objectives. These statements may be identified by the fact that they do not relate to historical or current facts and may use words such as “believes,” “expects,” “anticipates,” “will,” “should,” “could,” “may,” “would,” “intends,” “projects,” “estimates,” “plans,” and similar words, expressions or phrases. The following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the Coronavirus (“COVID-19”) outbreak, and the restrictions that have been placed on travel in many countries as a result of the outbreak and the adverse impact on the global economy from the outbreak. These factors include, but are not limited to:

•
the COVID-19 outbreak, which had, and is expected to continue to have, a significant impact on our operations, including an unprecedented decline in demand, as well as its current, and uncertain future impact, including, but not limited to, its effect on the ability or desire of people to travel due to travel restrictions, and stay-at-home and other orders, which is expected to continue to impact our results, operations, outlooks, plans, goals, growth, cash flows, liquidity, and stock price;

•
a change in our fleet costs, including as a result of a change in the cost of new vehicles, manufacturer recalls, disruption in the supply of new vehicles, and/or a change in the price at which we dispose of used vehicles either in the used vehicle market or under repurchase or guaranteed depreciation programs;

•	our ability to realize our estimated cost savings on a timely basis, or at all, and the amount of cash expenditures made in connection with such cost saving efforts;

•	the high level of competition in the mobility industry, including from new companies or technology, and the impact such competition may have on pricing and rental volume;

•
the results of operations or financial condition of the manufacturers of our vehicles, which could impact their ability to perform their payment obligations under our agreements with them, including repurchase and/or guaranteed depreciation arrangements, and/or their willingness or ability to make vehicles available to us or the mobility industry as a whole on commercially reasonable terms or at all particularly when COVID-19 related travel restrictions are lifted and travel demand increases;

•	the significant decline in travel demand as a result of COVID-19, including the current and any future disruptions in airline passenger traffic;

•	the absence of an improvement in, or further deterioration of, economic conditions, particularly during our peak season or in key market segments;

•	an occurrence or threat of terrorism, the current and any future pandemic diseases, natural disasters, military conflict, civil unrest or political instability in the locations in which we operate;

•
any substantial changes in the cost or supply of fuel, vehicle parts, energy, labor or other resources on which we depend to operate our business including the current and any future impacts as a result of COVID-19;

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

•
risks related to our indebtedness, including our substantial outstanding debt obligations, potential interest rate increases, recent and potential further downgrades by rating agencies and our ability to incur substantially more debt;

•	our ability to obtain financing for our global operations, including the funding of our vehicle fleet through the issuance of asset-backed securities and use of the global lending markets;

•
our ability to meet the financial and other covenants contained in the agreements governing our indebtedness, or to obtain a waiver or amendment of such covenants should we be unable to meet such covenants;

•	our ability to accurately estimate our future results;

•
the further deterioration in general economic conditions due to COVID-19, which could be an indicator that our goodwill or other intangible assets are impaired and could result in a future impairment charge to earnings;

•	risks related to actions by activist stockholders and responses from our Board of Directors and senior management; and

•	other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services.

We operate in a continuously changing business environment and new risk factors emerge from time to time. New risk factors, factors beyond our control, or changes in the impact of identified risk factors may cause actual results to differ materially from those set forth in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Other factors and assumptions not identified above, including those discussed herein, including but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 2 and “Risk Factors” in Item 1A and in similarly titled sections set forth in Item 7 and in Item 1A and in other portions of our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2020 (the “2019 Form 10-K”), may contain forward- looking statements and involve uncertainties that could cause actual results to differ materially from those projected in any forward-looking statements. Such statements are based upon assumptions and known risks and uncertainties.

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
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues	$1,753	$1,920

Expenses
Operating	1,058	1,071
Vehicle depreciation and lease charges, net	459	485
Selling, general and administrative	251	284
Vehicle interest, net	83	81
Non-vehicle related depreciation and amortization	69	67
Interest expense related to corporate debt, net:
Interest expense	48	42
Early extinguishment of debt	4	—
Restructuring and other related charges	44	21
Transaction-related costs, net	2	5
Total expenses	2,018	2,056

Loss before income taxes	(265)	(136)
Benefit from income taxes	(107)	(45)

Net loss	$(158)	$(91)

Comprehensive loss	$(257)	$(96)

Loss per share
Basic	$(2.16)	$(1.20)
Diluted	$(2.16)	$(1.20)
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$679	$686
Receivables, net	712	911
Other current assets	536	548
Total current assets	1,927	2,145

Property and equipment, net	767	792
Operating lease right-of-use assets	2,686	2,596
Deferred income taxes	1,797	1,662
Goodwill	1,069	1,101
Other intangibles, net	794	798
Other non-current assets	212	217
Total assets exclusive of assets under vehicle programs	9,252	9,311

Assets under vehicle programs:
Program cash	39	211
Vehicles, net	12,815	12,177
Receivables from vehicle manufacturers and other	661	778
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	785	649
	14,300	13,815
Total assets	$23,552	$23,126

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$2,145	$2,206
Short-term debt and current portion of long-term debt	118	19
Total current liabilities	2,263	2,225

Long-term debt	3,396	3,416
Long-term operating lease liabilities	2,198	2,140
Other non-current liabilities	746	757
Total liabilities exclusive of liabilities under vehicle programs	8,603	8,538

Liabilities under vehicle programs:
Debt	2,648	3,132
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	9,350	7,936
Deferred income taxes	2,204	2,189
Other	455	675
	14,657	13,932
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, respectively	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, respectively	1	1
Additional paid-in capital	6,677	6,741
Accumulated deficit	(944)	(785)
Accumulated other comprehensive loss	(256)	(157)
Treasury stock, at cost—68 and 63 shares, respectively	(5,186)	(5,144)
Total stockholders’ equity	292	656
Total liabilities and stockholders’ equity	$23,552	$23,126
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(158)	$(91)
Adjustments to reconcile net loss to net cash provided by operating activities:
Vehicle depreciation	414	436
Amortization of right-of-use assets	231	215
(Gain) loss on sale of vehicles, net	(11)	(8)
Non-vehicle related depreciation and amortization	69	67
Stock-based compensation	(2)	5
Amortization of debt financing fees	8	8
Early extinguishment of debt costs	4	—
Net change in assets and liabilities:
Receivables	163	2
Income taxes and deferred income taxes	(112)	(51)
Accounts payable and other current liabilities	(96)	97
Operating lease liabilities	(230)	(216)
Other, net	90	(24)
Net cash provided by operating activities	370	440

Investing activities
Property and equipment additions	(43)	(57)
Proceeds received on asset sales	2	2
Net assets acquired (net of cash acquired)	(51)	(5)
Other, net	—	(3)
Net cash used in investing activities exclusive of vehicle programs	(92)	(63)

Vehicle programs:
Investment in vehicles	(3,751)	(4,376)
Proceeds received on disposition of vehicles	2,497	3,083
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(175)	(78)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	39	—
	(1,390)	(1,371)
Net cash used in investing activities	(1,482)	(1,434)

Avis Budget Group, Inc. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued) (In millions) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Financing activities
Proceeds from long-term borrowings	184	—
Payments on long-term borrowings	(92)	(5)
Issuance of common stock	15	—
Repurchases of common stock	(118)	(4)
Debt financing fees	(3)	—
Net cash used in financing activities exclusive of vehicle programs	(14)	(9)

Vehicle programs:
Proceeds from borrowings	5,461	5,989
Payments on borrowings	(4,479)	(5,038)
Debt financing fees	(6)	(5)
	976	946
Net cash provided by financing activities	962	937

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(29)	(2)

Net decrease in cash and cash equivalents, program and restricted cash	(179)	(59)
Cash and cash equivalents, program and restricted cash, beginning of period	900	735
Cash and cash equivalents, program and restricted cash, end of period	$721	$676
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	137.1	$1	$6,741	$(785)	$(157)	(63.2)	$(5,144)	$656

Cumulative effect of accounting change	—	—	—	(1)	—	—	—	(1)

Comprehensive loss:
Net loss	—	—	—	(158)	—	—	—
Other comprehensive loss	—	—	—	—	(99)	—	—

Total comprehensive loss								(257)

Net activity related to restricted stock units	—	—	(79)	—	—	0.3	71	(8)
Issuance of common stock	—	—	15	—	—	0.4	—	15
Repurchase of common stock	—	—	—	—	—	(5.0)	(113)	(113)

Balance at March 31, 2020	137.1	$1	$6,677	$(944)	$(256)	(67.5)	$(5,186)	$292

Balance at December 31, 2018	137.1	$1	$6,771	$(1,091)	$(133)	(61.5)	$(5,134)	$414

Cumulative effect of accounting change	—	—	—	4	1	—	—	5

Comprehensive loss:
Net loss	—	—	—	(91)	—	—	—
Other comprehensive loss	—	—	—	—	(5)	—	—

Total comprehensive loss								(96)

Net activity related to restricted stock units	—	—	(29)	—	—	0.3	30	1
Exercise of stock options	—	—	(5)	—	—	0.1	5	—

Balance at March 31, 2019	137.1	$1	$6,737	$(1,178)	$(137)	(61.1)	$(5,099)	$324

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

The operating results of acquired businesses are included in the accompanying Consolidated Condensed Financial Statements from the dates of acquisition. The fair value of the assets acquired and liabilities assumed in connection with the Company’s 2019 acquisitions of various licensees has not yet been finalized; however, there have been no significant changes to the preliminary allocation of the purchase price during the three months ended March 31, 2020.

In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2019 Form 10-K.

Liquidity and Management’s Plans

The spread of COVID-19 and the recent developments surrounding the global pandemic are having a material negative impact on all aspects of the Company’s business. Significant events affecting travel have historically had an impact on vehicle rental volumes, with the full extent of the impact generally determined by the length of time the event influences travel decisions. The COVID-19 outbreak has had, and the Company believes will continue to have, a significant adverse impact on its operations and vehicle rental volumes, and on its financial results and liquidity, and such negative impact may continue well beyond the containment of the outbreak.

The Company cannot assure its assumptions used to estimate its liquidity requirements will be correct because it has never previously experienced such a decrease in demand, and as a consequence, its ability to be predictive is uncertain. In addition, the magnitude, duration and speed of the global pandemic is uncertain. Therefore, the Company has taken, and plans to take further actions to manage its liquidity, including reducing capital expenditures, operating expenses and the number of vehicles in its fleet. The Company has no meaningful corporate debt maturities until 2023 and do not need to refinance any fleet debt in 2020. We plan to finance the routine 2020 ABS maturities with program cash on hand. As a result, based on current operational assumptions, the Company believes it has adequate liquidity for the balance of 2020 and into 2021.

In April 2020, the Company entered into an amendment (the “Amendment”) to its senior credit facilities, consisting of an approximately $1.2 billion term loan maturing in 2027 and a $1.8 billion revolving credit facility maturing in 2023, which remain in place after the Amendment. The Amendment provides for a relief from the quarterly-tested leverage covenant contained in the credit agreement governing the senior credit facilities until the end of a specific relief period, including a holiday from such leverage covenant through June 30, 2021, during which time (i) certain negative covenant exceptions are not available to the Company, (ii) pricing on the senior credit facilities is increased, (iii) the Company must comply with a liquidity covenant and additional reporting requirements and (iv) the Company must meet additional conditions to borrow loans under the revolving credit facility.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are fully described in Note 2, “Summary of Significant Accounting Policies,” in the 2019 Form 10-K.

Cash and cash equivalents, Program cash and Restricted cash. The following table provides a detail of cash and cash equivalents, program and restricted cash reported within the Consolidated Condensed Balance Sheets to the amounts shown in the Consolidated Condensed Statements of Cash Flows.

	As of March 31,
	2020	2019
Cash and cash equivalents	$679	$540
Program cash	39	131
Restricted cash (a)	3	5
Total cash and cash equivalents, program and restricted cash	$721	$676
________

(a)	Included within other current assets.

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

Currency Transactions. The Company records the gain or loss on foreign-currency transactions on certain intercompany loans and the gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three months ended March 31, 2020 and 2019, the Company recorded a $5 million loss and $5 million gain, respectively, related to such items.

Divestitures. In 2018, the Company entered into a definitive stock purchase agreement to sell its 50% equity method investment in Anji Car Rental & Leasing Company Limited (“China”), located in China, to Shanghai Automotive Industry Sales Company, Ltd., a 50% owner of China. In 2019, the Company completed the sale for $64 million, net of cross-border withholding taxes and recorded a $44 million gain within operating expenses. China’s operations were reported within the Company’s International segment.

Investments. As of March 31, 2020 and December 31, 2019, the Company had equity method investments with a carrying value of $53 million and $56 million respectively, which are recorded within other non-current assets. Earnings from the Company’s equity method investments are reported within operating expenses.

For the three months ended March 31, 2020 and 2019, the Company recorded an immaterial amount related to its equity method investments.

Nonmarketable Equity Securities. As of March 31, 2020 and December 31, 2019, the Company had nonmarketable equity securities with a carrying value of $8 million in each period, which are recorded within other non-current assets. During the three months ended March 31, 2019 the Company recorded a $12 million favorable adjustment to the carrying amount of nonmarketable equity securities within operating expense. No adjustments were made to the carrying amounts during the three months ended March 31, 2020.

Revenues. Revenues are recognized under “Leases (Topic 842),” with the exception of royalty fee revenue derived from the Company’s licensees and revenue related to the Company’s customer loyalty program, which were approximately $32 million and $30 million during the three months ended March 31, 2020 and 2019, respectively.

The following table presents the Company’s revenues disaggregated by geography.

	Three Months Ended March 31,
	2020	2019
Americas	$1,257	$1,327
Europe, Middle East and Africa	357	433
Asia and Australasia	139	160
Total revenues	$1,753	$1,920

The following table presents the Company’s revenues disaggregated by brand.

	Three Months Ended March 31,
	2020	2019
Avis	$985	$1,100
Budget	619	651
Other	149	169
Total revenues	$1,753	$1,920
________
Other includes Zipcar and other operating brands.

Adoption of New Accounting Pronouncements

Intangibles—Goodwill and Other—Internal-Use Software

On January 1, 2020, as the result of a new accounting pronouncement, the Company adopted Accounting Standard Update (“ASU”) 2018-15 “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement That Is a Service Contract,” which provides guidance for determining when the arrangement includes a software license. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The amendments in this Update also require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, to present the expense in the same line in its statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in its statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in its balance sheet in the same line that a prepayment for the fees of the associated hosting arrangement would be presented. The adoption of this accounting pronouncement did not have a material impact on the Company's Consolidated Condensed Financial Statements.

Fair Value Measurement

On January 1, 2020, as the result of a new accounting pronouncement, the Company adopted ASU 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” which adds, removes, and modifies disclosure requirements related to fair value measurements. The adoption of this accounting pronouncement did not have a material impact on the Company's Consolidated Condensed Financial Statements.

Measurement of Credit Losses on Financial Instruments

On January 1, 2020, as the result of a new accounting pronouncement, the Company adopted ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and related updates which sets forth a current expected credit loss impairment model for financial assets that replaces the current incurred loss model. This model requires a financial asset (or group of financial assets), including trade receivables, measured at amortized cost to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The adoption of this accounting pronouncement did not have a material impact on the Company's Consolidated Condensed Financial Statements.

Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities

During first quarter 2020, the Company early adopted the Securities Exchange Commission’s, “Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities” rules, which simplify the disclosure requirements related to the Company’s registered securities under Rule 3-10 of Regulation S-X. The final rule also allows for the simplified disclosure to be included within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recently Issued Accounting Pronouncements

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued 2019-12, “Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions and improving the application of existing guidance. ASU 2019-12 becomes effective for the Company on January 1, 2021. Early adoption is permitted. The Company is currently evaluating the impact of this accounting pronouncement on its Consolidated Condensed Financial Statements.

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

2.	Leases

The following table presents the Company’s lease revenues disaggregated by geography.

	Three Months Ended March 31,
	2020	2019
Americas	$1,244	$1,319
Europe, Middle East and Africa	342	414
Asia and Australasia	135	157
Total lease revenues	$1,721	$1,890

The following table presents the Company’s lease revenues disaggregated by brand.

	Three Months Ended March 31,
	2020	2019
Avis	$968	$1,083
Budget	608	640
Other	145	167
Total lease revenues	$1,721	$1,890
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

The components of lease expense are as follows:

	Three Months Ended March 31,
	2020	2019
Property leases (a)
Operating lease expense	$185	$177
Variable lease expense	36	51
Total property lease expense	$221	$228
__________

(a)	Primarily included in operating expense.

Supplemental balance sheet information related to leases is as follows:

	As of March 31, 2020	As of December 31, 2019
Property leases
Operating lease ROU assets	$2,686	$2,596

Short-term operating lease liabilities (a)	$512	$479
Long-term operating lease liabilities	2,198	2,140
Operating lease liabilities	$2,710	$2,619

Weighted average remaining lease term	9.0 years	8.9 years
Weighted average discount rate	4.23%	4.31%
_________

(a)	Included in Accounts payable and other current liabilities.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2020	2019
Cash payments for lease liabilities within operating activities:
Property operating leases	$170	$189
Non-cash activities - increase (decrease) in ROU assets in exchange for lease liabilities:
Property operating leases (a)	296	(113)

_________

(a)	For the three months ended March 31, 2019, ROU assets obtained in exchange for lease liabilities from initial recognition.

3.	Restructuring and Other Related Charges

Restructuring

During first quarter 2020, the Company initiated a global restructuring plan to reduce operating costs, such as headcount and facilities, due to declining reservations and revenue resulting from the COVID-19 outbreak (“2020 Optimization Plan”). During the three months ended March 31, 2020, as part of this process, the Company formally communicated the termination of employment to approximately 585 employees, and as of March 31, 2020, the Company had terminated approximately 450 of these employees. The Company expects further restructuring expense of approximately $15 million related to this initiative to be incurred in 2020.

During third quarter 2019, the Company initiated a restructuring plan to exit its operations in Brazil by closing rental facilities, disposing of assets and terminating personnel (“Brazil”). During the three months ended March 31, 2020, as part of this initiative, the Company formally communicated the termination of employment to approximately 20 employees. The Company expects further restructuring expense of approximately $7 million to be incurred.

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

The following tables summarize the changes to our restructuring-related liabilities and identifies the amounts recorded within the Company’s reporting segments for restructuring charges and corresponding payments and utilizations:

		Americas	International	Total
Balance as of January 1, 2020		$2	$4	$6
Restructuring expense:
2020 Optimization Plan		15	11	26
Brazil		1	—	1
Restructuring payment/utilization:
2020 Optimization Plan		(1)	(2)	(3)
Brazil		(1)	—	(1)
T19		(2)	(2)	(4)
Balance as of March 31, 2020		$14	$11	$25

	Personnel	Facility Related	Other (a)	Total
Balance as of January 1, 2020	$3	$1	$2	$6
Restructuring expense:
2020 Optimization Plan	24	2	—	26
Brazil	1	—	—	1
Restructuring payment/utilization:
2020 Optimization Plan	(3)	—	—	(3)
Brazil	(1)	—	—	(1)
T19	(4)	—	—	(4)
Balance as of March 31, 2020	$20	$3	$2	$25

__________

(a)	Includes expenses primarily related to the disposition of vehicles.

Other Related Charges

Limited Voluntary Opportunity Plan (“LVOP”)

During 2020, the Company offered a voluntary termination program to certain employees in field operations, shared services, and general and administrative functions for a limited time. These employees, if qualified, elected resignation from employment in return for enhanced severance benefits to be settled in cash. During the three months ended March 31, 2020, the Company recorded other related charges of approximately $15 million in connection with the LVOP. As of March 31, 2020, approximately 400 qualified employees elected to participate in the plan and approximately 280 of all participants had been terminated.

Officer Separation Costs

In March 2020, the Company announced the departure of Michael K. Tucker as Executive Vice President, General Counsel effective March 27, 2020. In connection with Mr. Tucker’s separation, the Company recorded other related charges of approximately $2 million.

In March 2019, the Company announced the resignation of Mark J. Servodidio as the Company’s President, International effective June 14, 2019. In connection with Mr. Servodidio’s departure, the Company recorded other related charges of approximately $3 million, inclusive of accelerated stock-based compensation expense.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended March 31,
	2020	2019
Net loss for basic and diluted EPS	$(158)	$(91)

Basic and diluted weighted average shares outstanding (a)	72.9	75.8

Loss per share:
Basic and diluted	$(2.16)	$(1.20)

__________

(a)
For the three months ended March 31, 2020 and 2019, 1.3 million and 1.3 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

5.	Acquisitions

Avis and Budget Licensees

During first quarter 2020, the Company completed the acquisitions of various licensees in North America, for approximately $21 million, plus $21 million for acquired fleet. These investments were in-line with the Company’s strategy to re-acquire licensees when advantageous to expand its footprint of Company-operated locations. The acquired fleet was financed under the Company’s existing financing arrangements. In connection with these acquisitions, approximately $21 million was recorded in other intangibles related to license agreements. The license agreements are being amortized over a weighted average useful life of approximately two years. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

6.	Other Current Assets

Other current assets consisted of:

	As of March 31, 2020	As of December 31, 2019
Prepaid expenses	$197	$234
Sales and use taxes	159	173
Other	180	141
Other current assets	$536	$548

7.	Intangible Assets

Intangible assets consisted of:

	As of March 31, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$257	$112	$145	$241	$108	$133
Customer relationships	250	169	81	255	165	90
Other	50	26	24	50	25	25
Total	$557	$307	$250	$546	$298	$248

Unamortized Intangible Assets
Goodwill	$1,069			$1,101
Trademarks	$544			$550

For the three months ended March 31, 2020 and 2019, amortization expense related to amortizable intangible assets was approximately $13 million and $17 million, respectively. Based on the Company’s amortizable intangible assets at March 31, 2020, the Company expects amortization expense of approximately $47 million for the remainder of 2020, $53 million for 2021, $32 million for 2022, $24 million for 2023, $21 million for 2024 and $16 million for 2025, excluding effects of currency exchange rates.

8.	Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	March 31,	December 31,
	2020	2019
Rental vehicles	$13,001	$13,461
Less: Accumulated depreciation	(1,429)	(1,621)
	11,572	11,840
Vehicles held for sale	1,243	337
Vehicles, net	$12,815	$12,177

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended March 31,
	2020	2019
Depreciation expense	$414	$436
Lease charges	56	57
(Gain) loss on sale of vehicles, net	(11)	(8)
Vehicle depreciation and lease charges, net	$459	$485

At March 31, 2020 and 2019, the Company had payables related to vehicle purchases included in liabilities under vehicle programs - other of $240 million and $632 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $491 million and $474 million, respectively.

9.	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2020 and 2019 were benefits of 40.4% and 33.1%, respectively. Such rates differed from the Federal statutory rate of 21.0% primarily due to foreign taxes on our international operations and state taxes.

10.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	March 31,	December 31,
	2020	2019
Short-term operating lease liabilities	$512	$479
Accounts payable	402	378
Accrued sales and use taxes	216	223
Public liability and property damage insurance liabilities – current	176	178
Accrued advertising and marketing	154	191
Accrued payroll and related	121	195
Other	564	562
Accounts payable and other current liabilities	$2,145	$2,206

11.	Long-term Corporate Debt and Borrowing Arrangements

Long-term corporate debt and borrowing arrangements consisted of:

		As of	As of
	Maturity Date	March 31,	December 31,
		2020	2019
5½% Senior Notes (a)	April 2023	$200	$200
6⅜% Senior Notes	April 2024	350	350
4⅛% euro-denominated Senior Notes	November 2024	331	336
5¼% Senior Notes	March 2025	375	375
4½% euro-denominated Senior Notes	May 2025	276	280
4¾% euro-denominated Senior Notes	January 2026	386	393
5¾% Senior Notes	July 2027	400	400
Floating Rate Term Loan (b)	August 2027	1,207	1,112
Other (c)		26	28
Deferred financing fees		(37)	(39)
Total		3,514	3,435
Less: Short-term debt and current portion of long-term debt		118	19
Long-term debt		$3,396	$3,416

__________

(a)	A portion of these notes have been called for early redemption.

(b)
The floating rate term loan is part of the Company’s senior revolving credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of March 31, 2020, the floating rate term loan due 2027 bears interest at one-month LIBOR plus 175 basis points, for an aggregate rate of 2.74%. The Company has entered into a swap to hedge $700 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.42%.

(c)	Primarily includes finance leases which are secured by liens on the related assets.

In February 2020, the Company amended its Floating Rate Term Loan due 2025 to extend its maturity term to 2027 and reduce its interest to one-month LIBOR plus 1.75%. The Company increased the outstanding borrowing principal amount of the Floating Rate Term Loan to $1.2 billion and on April 1, 2020 used the additional loan amount to redeem $100 million of its outstanding 5½% Senior Notes due 2023.

Committed Credit Facilities and Available Funding Arrangements

At March 31, 2020, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2023 (a)	$1,800	$—	$1,210	$590
__________

(a)
The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facilities, which include the floating rate term loan and the senior revolving credit facility, and which are secured by pledges of capital stock of certain subsidiaries of the Company, liens on substantially all of the Company’s intellectual property and certain other real and personal property.

Debt Covenants

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facilities also contain a consolidated first lien leverage ratio requirement. As of March 31, 2020, the Company was in compliance with the financial covenants governing its indebtedness.

12.	Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	March 31,	December 31,
	2020	2019
Americas - Debt due to Avis Budget Rental Car Funding	$9,392	$7,975
Americas - Debt borrowings	702	827
International - Debt borrowings	1,779	2,100
International - Finance leases	172	215
Other	3	—
Deferred financing fees (a)	(50)	(49)
Total	$11,998	$11,068
__________

(a)	Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of March 31, 2020 and December 31, 2019 was $42 million and $40 million, respectively.

In January 2020, the Company’s Avis Budget Rental Car Funding subsidiary issued approximately $700 million in asset-backed notes with an expected final payment date of August 2025 incurring interest at a weighted average rate of 2.42%.

Debt Maturities

The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at March 31, 2020.

Debt under Vehicle Programs (a)
Within 1 year	$1,694
Between 1 and 2 years (b)	5,607
Between 2 and 3 years	1,406
Between 3 and 4 years	1,136
Between 4 and 5 years	1,583
Thereafter	622
Total	$12,048

__________

(a)	Vehicle-backed debt primarily represents asset-backed securities.

(b)	Includes $4.8 billion of bank and bank-sponsored facilities.

Committed Credit Facilities and Available Funding Arrangements

As of March 31, 2020, available funding under the Company’s vehicle programs, including related party debt due to Avis Budget Rental Car Funding, consisted of:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding	$9,392	$9,392	$—
Americas - Debt borrowings	909	702	207
International - Debt borrowings	2,880	1,779	1,101
International - Finance leases	204	172	32
Other	3	3	—
Total	$13,388	$12,048	$1,340

__________

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)
The outstanding debt is collateralized by vehicles and related assets of $10.5 billion for Americas - Debt due to Avis Budget Rental Car Funding; $0.8 billion for Americas - Debt borrowings; $2.1 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants

The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of March 31, 2020, the Company is not aware of any instances of non-compliance with any of the financial covenants contained in the debt agreements under its vehicle-backed funding programs.

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

In February 2017, following a state court trial in Georgia, a jury found the Company liable for damages in a case brought by a plaintiff who was injured in a vehicle accident allegedly caused by an employee of an independent contractor of the Company who was acting outside of the scope of employment. In fourth quarter 2019, the Company appealed both verdicts resulting in a reversal of the opinions rendered. The plaintiffs filed a petition to have the Georgia Supreme Court review the state appellate court’s reversal of the opinion. The Company has recognized a liability related to these cases, net of recoverable insurance proceeds, of approximately $12 million.

The Company is currently involved, and in the future may be involved, in claims, legal proceedings and governmental inquiries that are incidental to its vehicle rental and car sharing operations, including, among others, contract and licensee disputes, competition matters, employment and wage-and-hour claims, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. The Company estimates that the potential exposure resulting from adverse outcomes of current legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $40 million in excess of amounts accrued as of March 31, 2020. The Company does not believe that the impact should result in a material liability to the

Company in relation to its consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $2.7 billion of vehicles from manufacturers over the next 12 months, a $5.1 billion decrease compared to December 31, 2019, financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations

Concentrations of credit risk at March 31, 2020 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $24 million and $15 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

14.	Stockholders’ Equity

Share Repurchases

The Company’s Board of Directors has authorized the repurchase of up to $1.8 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in August 2019. During the three months ended March 31, 2020, the Company repurchased approximately 5.0 million shares of common stock at a cost of approximately $113 million at an average price of $22.49 under the program. As of March 31, 2020, approximately $76 million of authorization remains available to repurchase common stock under this plan.

Share Issuances

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

The components of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2020	2019
Net loss	$(158)	$(91)
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $(4), and $(6) respectively)	(83)	1
Net unrealized gain (loss) on cash flow hedges (net of tax of $6 and $3 respectively)	(18)	(8)
Minimum pension liability adjustment (net of tax of $0 and $0, respectively)	2	2
	(99)	(5)
Comprehensive loss	$(257)	$(96)
__________

Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(a)	Minimum Pension Liability Adjustment(b)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2020	$9	$(20)	$(146)	$(157)
Other comprehensive income (loss) before reclassifications	(83)	(18)	1	(100)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1	1
Net current-period other comprehensive income (loss)	(83)	(18)	2	(99)
Balance, March 31, 2020	$(74)	$(38)	$(144)	$(256)

Balance, December 31, 2018	$(3)	$2	$(132)	$(133)
Cumulative effect of accounting change	—	1	—	1
Balance, January 1, 2019	$(3)	$3	$(132)	$(132)
Other comprehensive income (loss) before reclassifications	1	(7)	1	(5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1)	1	—
Net current-period other comprehensive income (loss)	1	(8)	2	(5)
Balance, March 31, 2019	$(2)	$(5)	$(130)	$(137)
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include a $92 million gain, net of tax, as of March 31, 2020 related to the Company’s hedge of its net investment in euro-denominated foreign operations (see Note 16–Financial Instruments).

(a)	For the three months ended March 31,2019, the amount reclassified from accumulated other comprehensive income (loss) into corporate interest expense was $2 million ($1 million, net of tax).

(b)
For the three months ended March 31, 2020 and March 31, 2019, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $2 million ($1 million, net of tax) and $2 million ($1 million, net of tax), respectively.

15.	Stock-Based Compensation

The Company recorded stock-based compensation of $(2) million net, due to reversal of expenses recorded in previous quarters, and $5 million expense ($(1) million and $4 million, net of tax) during the three months ended March 31, 2020 and 2019, respectively.

The activity related to restricted stock units (“RSUs”) consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2020	847	$36.99
Granted (a)	568	21.67
Vested (b)	(376)	38.29
Forfeited	(34)	38.91
Outstanding and expected to vest at March 31, 2020 (c)	1,005	$27.78	1.6	$14
Performance-based RSUs
Outstanding at January 1, 2020	1,061	$38.89
Granted (a)	515	21.09
Vested (b)	(73)	36.64
Forfeited	(380)	35.54
Outstanding at March 31, 2020	1,123	$32.01	2.2	$16
Outstanding and expected to vest at March 31, 2020 (c)	257	$21.09	2.9	$4
__________

(a)
Reflects the maximum number of stock units assuming achievement of all performance- and time-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs and performance-based RSUs granted during the three months ended March 31, 2019 was $34.82.

(b)	The total fair value of RSUs vested during March 31, 2020 and 2019 was $17 million and $12 million, respectively.

(c)	Aggregate unrecognized compensation expense related to time-based RSUs and performance-based RSUs amounted to $32 million and will be recognized over a weighted average vesting period of 1.9 years.

16.	Financial Instruments

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

Interest Rate Risk. The Company uses various hedging strategies including interest rate swaps and interest rate caps to create what it deems an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps and interest rate caps to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. The Company records the changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. The Company records the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, currently in earnings and are presented in the same line of the income statement expected for the hedged item. The Company estimates that approximately $14 million of losses currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.

Commodity Risk. The Company periodically enters into derivative commodity contracts to manage its exposure to changes in the price of gasoline. These instruments were designated as freestanding derivatives and the changes in fair value are recorded in earnings and are presented in the same line of the income statement expected for the hedged item.

The Company held derivative instruments with absolute notional values as follows:

As of March 31, 2020
Foreign exchange contracts	$1,685
Interest rate caps (a)	8,192
Interest rate swaps	2,250

Commodity contracts (millions of gallons of unleaded gasoline)	15
__________

(a)
Represents $5.6 billion of interest rate caps sold, partially offset by approximately $2.6 billion of interest rate caps purchased. These amounts exclude $3.0 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary as it is not consolidated by the Company.

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of March 31, 2020		As of December 31, 2019
	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	$—	$51	$—	$27

Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	22	31	5	10
Interest rate caps (c)	—	3	—	1
Commodity contracts (b)	—	7	—	—
Total	$22	$92	$5	$38
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income (loss), as discussed in Note 14–Stockholders’ Equity.

(a)	Included in other non-current assets or other non-current liabilities.

(b)	Included in other current assets or other current liabilities.

(c)	Included in assets under vehicle programs or liabilities under vehicle programs.

The effects of derivatives recognized in the Company’s Consolidated Condensed Financial Statements were as follows:

	Three Months Ended March 31,
	2020	2019
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$(18)	$(8)
Euro-denominated notes (c)	11	16
Derivatives not designated as hedging instruments (d)
Foreign exchange contracts (e)	27	1
Commodity contracts (f)	(7)	3
Total	$13	$12
__________

(a)	Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.

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

(e)
For the three months ended March 31, 2020, included a $28 million gain in interest expense and a $1 million loss in operating expense. For the three months ended March 31, 2019, included $4 million loss in interest expense and a $5 million gain in operating expense.

(f)	Included in operating expense.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments were as follows:

	As of March 31, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$118	$105	$19	$19
Long-term debt	3,396	2,695	3,416	3,572

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$9,350	$8,989	$7,936	$8,077
Vehicle-backed debt	2,641	2,641	3,129	3,142
Interest rate swaps and interest rate caps (a)	7	7	3	3
__________

(a)	Derivatives in a liability position.

17.	Segment Information

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

Management evaluates the operating results of each of its reportable segments based upon revenues and “Adjusted EBITDA,” which the Company defines as income (loss) from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net charges for unprecedented personal-injury legal matters, non-operational charges related to shareholder activist activity, gain on sale of equity method investment in China, COVID-19 charges and income taxes. Net charges for unprecedented personal-injury legal matters and gain on sale of equity method investment in China are recorded within operating expenses in the Company’s Consolidated Condensed Statement of Comprehensive Income. Non-operational charges related to shareholder activist activity include third party advisory, legal and other professional service fees and are recorded within selling, general and administrative expenses in the Company’s Consolidated Condensed Statement of Comprehensive Income. COVID-19 charges include unusual, direct and incremental costs due to the COVID-19 global pandemic such as overflow parking for idle vehicles, incremental cleaning supplies to sanitize vehicles and facilities, and losses associated with vehicles damaged in overflow parking lots and are recorded within operating expenses in the Company’s Consolidated Condensed Statement of Comprehensive Income. The Company has revised its definition of Adjusted EBITDA to exclude COVID-19 charges. The Company has not revised prior years' Adjusted EBITDA amounts because there were no other charges similar in nature to these. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

		Three Months Ended March 31,
		2020		2019
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$1,257	$(30)	$1,327	$35
	International	496	(40)	593	(21)
	Corporate and Other (a)	—	(17)	—	(15)
Total Company		$1,753	$(87)	$1,920	$(1)

Reconciliation of Adjusted EBITDA to loss before income taxes
			2020		2019
	Adjusted EBITDA		$(87)		$(1)
Less:	Non-vehicle related depreciation and amortization		69		67
	Interest expense related to corporate debt, net:
	Interest expense		48		42
	Early extinguishment of debt		4		—
	Restructuring and other related charges		44		21
	COVID-19 charges (b)		7		—
	Non-operational charges related to shareholder activist activity (c)		4		—
	Transaction-related costs, net		2		5
	Loss before income taxes		$(265)		$(136)
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Reported within operating expenses.

(c)	Reported within selling, general and administrative expenses.

As of March 31, 2020 and December 31, 2019, Americas’ segment assets exclusive of assets under vehicle programs were approximately $6.2 billion, respectively, and International segment assets exclusive of assets under vehicle programs were approximately $2.9 billion and $3.0 billion, respectively.

As of March 31, 2020 and December 31, 2019, Americas’ assets under vehicle programs were approximately $11.6 billion and $10.5 billion, respectively, and International assets under vehicle programs were approximately $2.7 billion and $3.3 billion, respectively. The changes in assets under vehicle programs is primarily due to the timing of seasonal changes in vehicle fleet.

18.	Subsequent Events

In April 2020, the Company redeemed $100 million of its Senior Notes due April 2023.

In April 2020, the Company experienced a fire at an overflow parking lot near Southwest Florida International Airport. Vehicles with an estimated carrying value of approximately $50 million are a total loss. The Company estimates a loss of up to $10 million related to this incident, net of insurance proceeds.

In April 2020, the Company amended the credit agreement governing its senior credit facilities to, among other things, waive the quarterly-tested leverage covenant through June 30, 2021 and increase its interest and fees payable on the senior credit facilities until the termination of a specific relief period.

* * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes included in this Quarterly Report on Form 10-Q, and with our 2019 Form 10-K. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including but not limited to those included in this Quarterly Report on Form 10-Q and those included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and other portions of our 2019 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions.

OVERVIEW

Our Company

We operate three of the most globally recognized brands in mobility solutions, Avis, Budget and Zipcar, together with several other brands well recognized in their respective markets. We are a leading vehicle rental operator in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet during 2019 of nearly 660,000 vehicles. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

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

Business and Trends

The spread of the novel coronavirus (“COVID-19”) and the impact on travel demand and the global economy are having significant negative impacts on all aspects of our business.

Significant events affecting travel, have historically had an impact on vehicle rental volumes, with the full extent of the impact generally determined by the length of time the event influences travel decisions. COVID-19 has had, and the Company believes will continue to have, a significant negative impact on our operations and vehicle rental volumes and consequently our financial results, and such negative impact may continue well beyond the containment of this outbreak. In particular:

•
Reservation volume for the remainder of 2020 is significantly behind prior year on a comparable basis as a result of the effects of COVID-19, which could impact our peak summer season. The third quarter of the year has historically been our most profitable quarter, as measured by net income and Adjusted EBITDA, due to increased summer leisure travel.

•
The used vehicle market has been disrupted, impacting our ability to dispose of used vehicles. As the market for used vehicles is impacted by general economic conditions resulting from COVID-19, a reduction in residual values for risk vehicles in our fleet could cause us to sustain a substantial loss on the ultimate sale of such vehicles or require us to depreciate those at a more accelerated rate than we have anticipated. If our ability to sell vehicles in the used vehicle market becomes severely limited, we may have difficulty meeting collateral requirements due under our asset-backed financing facilities.

•
In April 2020, Moody’s and S&P Global (the “Rating Agencies”) downgraded our long-term corporate debt rating. If we were to experience a further downgrade, this could negatively impact our ability to respond to adverse changes in the general economic, industry and competitive conditions, as well as changes in government regulation and changes to our business.

•
As a result of decreased rental volume, we have parked our vehicles in overflow parking lots. In April 2020, we experienced a fire at an overflow parking lot near Southwest Florida International Airport. As a result, we have lost vehicles with an estimated carrying value of approximately $50 million. We estimate a loss of up to $10 million related to this incident, which will be treated as COVID-19 charges and excluded from Adjusted EBITDA. We could experience similar casualty losses in other overflow parking lots.

•
We have taken cost removal and mitigation actions by eliminating all non-essential capital and operating expenditures and we are continuing to negotiate with partners and suppliers for further reductions. We have reduced or furloughed our global workforce, reduced base compensation at the level of vice presidents and above, froze merit increases, eliminated our 401(k) match for highly compensated employees, and canceled all future hiring. We aggressively reduced the size of our global fleet beginning in March and continuing in April, and currently estimate that we will end June with over 20% fewer units than the prior year. Our vehicle dispositions will occur through both traditional methods and by utilizing our alternative distribution strategy by selling directly to dealers and consumers. Finally, we have negotiated a significant number of new vehicle cancellations to improve utilization and shrink the fleet size.

We have never previously experienced such a decrease in demand, and as a result, our ability to be predictive regarding the impact of such a decrease is uncertain. In addition, the magnitude, speed and duration of the global pandemic is uncertain. As a consequence, we cannot estimate the impact on our business, financial condition or forecast financial or operational results with reasonable certainty.

RESULTS OF OPERATIONS

We measure performance principally using the following key metrics: (i) rental days, which represent the total number of days (or portion thereof) a vehicle was rented, (ii) revenue per day, which represents revenues divided by rental days, (iii) vehicle utilization, which represents rental days divided by available rental days, with available rental days defined as average rental fleet times the number of days in the period, and (iv) per-unit fleet costs, which represent vehicle depreciation, lease charges and gain or loss on vehicle sales, divided by average rental fleet. Our rental days, revenue per day and vehicle utilization metrics are all calculated based on the actual rental of the vehicle during a 24-hour period. We believe that this methodology provides us with the most relevant metrics in order to manage the business. Our calculation may not be comparable to the calculation of similarly-titled metrics by other companies. We present currency exchange rate effects to provide a method of assessing how our business performed excluding the effects of foreign currency rate fluctuations. Currency exchange rate effects are calculated by translating the current-year results at the prior-period average exchange rate plus any related gains and losses on currency hedges.

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenues and “Adjusted EBITDA,” which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net charges for unprecedented personal-injury legal matters, non-operational charges related to shareholder activist activity, gain on sale of equity method investment in China, COVID-19 charges and income taxes. Net charges for unprecedented personal-injury legal matters and gain on sale of equity method investment in China are recorded within operating expenses in our consolidated condensed statement of operations. Non-operational charges related to shareholder activist activity include third party advisory, legal and other professional service fees and are recorded within selling, general and administrative expenses in our consolidated results of operations. COVID-19 charges include unusual, direct and incremental costs due to COVID-19 global pandemic such as overflow parking for idle vehicles, incremental cleaning supplies to sanitize vehicles and facilities, and losses associated with vehicles damaged in overflow parking lots and are recorded within operating expenses in our consolidated condensed statement of operations. We have revised our definition of Adjusted EBITDA to exclude COVID-19 charges. We did not revise prior years' Adjusted EBITDA amounts because there were no other charges similar in nature to these. We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our operating businesses and in comparing our results from period to period. We also believe that Adjusted EBITDA is useful to investors because it allows them to assess our results of operations and financial condition on the same basis that management uses internally. Adjusted EBITDA is a non-

GAAP measure and should not be considered in isolation or as a substitute for net income or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

During the three months ended March 31, 2020:

•	Our revenues totaled $1.8 billion and decreased 9% compared to the similar period in 2019, primarily due to reduced rental volume.

•	Our net loss was $158 million and our Adjusted EBITDA loss was $87 million, representing an additional loss of $86 million year-over-year, primarily due to impacts directly related to COVID-19.

•	We repurchased $113 million of our common stock at an average price of $22.49, reducing our shares outstanding by approximately 5.0 million shares, or 7%.

•	We acquired various licensees in the United States.

Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019

Our consolidated condensed results of operations comprised the following:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Revenues	$1,753	$1,920	$(167)	(9%)

Expenses
Operating	1,058	1,071	(13)	(1%)
Vehicle depreciation and lease charges, net	459	485	(26)	(5%)
Selling, general and administrative	251	284	(33)	(12%)
Vehicle interest, net	83	81	2	2%
Non-vehicle related depreciation and amortization	69	67	2	3%
Interest expense related to corporate debt, net:
Interest expense	48	42	6	14%
Early extinguishment of debt	4	—	4	n/m
Restructuring and other related charges	44	21	23	n/m
Transaction-related costs, net	2	5	(3)	(60%)
Total expenses	2,018	2,056	(38)	(2%)

Loss before income taxes	(265)	(136)	(129)	(95%)
Benefit from income taxes	(107)	(45)	(62)	n/m

Net loss	$(158)	$(91)	$(67)	(74%)
__________

n/m	Not meaningful.

Revenues decreased during the three months ended March 31, 2020 compared to the similar period in 2019, primarily as a result of a 7% decrease in volume, $20 million negative impact from currency exchange rate movements and a 1% decrease in revenue per day excluding exchange rate movements. Total expenses decreased during the three months ended March 31, 2020, compared to the similar period in 2019, primarily due to lower salaries, wages and related benefits, vehicle depreciation and facilities expense, partially offset by higher restructuring and other related charges.

Operating expenses increased to 60.3% of revenue during the three months ended March 31, 2020 compared to 55.8% during the similar period in 2019, primarily due to impacts directly related to COVID-19. Vehicle depreciation and lease charges increased to 26.2% of revenue during the three months ended March 31, 2020 compared to 25.3% during the similar period in 2019, primarily due to lower revenues, partially offset by Americas’ lower per-unit fleet costs. Selling, general and administrative costs decreased to 14.3% of revenue during the three months ended March 31, 2020 compared to 14.8% during the similar period in 2019, primarily due to lower salaries, wages and related benefits. Vehicle interest costs increased to 4.7% of revenue during the three months ended March 31, 2020 compared to 4.2% during the similar period in 2019, primarily due to lower revenues.

Our effective tax rates were benefits of 40% and 33% for the three months ended March 31, 2020 and 2019, respectively. As a result of these items, our net loss increased by $67 million compared to the similar period in 2019.

For the three months ended March 31, 2020, the Company reported a loss of $2.16 per diluted share. For the three months ended March 31, 2019, the Company reported a loss of $1.20 per diluted share.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2020		2019
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$1,257	$(30)	$1,327	$35
International	496	(40)	593	(21)
Corporate and Other (a)	—	(17)	—	(15)
Total Company	$1,753	$(87)	$1,920	$(1)

	Reconciliation to Adjusted EBITDA
			2020	2019
Net loss			$(158)	$(91)
Benefit from income taxes			(107)	(45)
Loss before income taxes			(265)	(136)

Add:	Non-vehicle related depreciation and amortization		69	67
Interest expense related to corporate debt, net:
Interest expense			48	42
Early extinguishment of debt			4	—
Restructuring and other related charges			44	21
COVID-19 charges (b)			7	—
Non-operational charges related to shareholder activist activity (c)			4	—
Transaction-related costs, net (d)			2	5
Adjusted EBITDA			$(87)	$(1)
__________

(a)	Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)	Reported within operating expenses in our consolidated condensed results of operations.

(c)	Reported within selling, general and administrative in our consolidated condensed results of operations.

(d)	Primarily comprised of acquisition- and integration-related expenses.

Americas

	Three Months Ended March 31,
	2020	2019	% Change
Revenues	$1,257	$1,327	(5%)
Adjusted EBITDA	(30)	35	n/m
__________

n/m	Not meaningful.

Revenues decreased 5% during the three months ended March 31, 2020 compared to the similar period in 2019, primarily due to a 5% decrease in volume.

Operating expenses increased to 58.7% of revenue during the three months ended March 31, 2020 compared to 52.5% during the similar period in 2019, primarily due to impacts directly related to COVID-19. Vehicle depreciation and lease charges decreased to 26.4% of revenue during the three months ended March 31, 2020 compared to 26.6% during the similar period in 2019. Selling, general and administrative costs decreased to

12.3% of revenue during the three months ended March 31, 2020 compared to 13.3% during the similar period in 2019, primarily due to lower salaries, wages and related benefits. Vehicle interest costs increased to 5.6% of revenue during the three months ended March 31, 2020 compared to 5.0% during the similar period in 2019, primarily due to lower revenues.

Adjusted EBITDA was $65 million lower in first quarter 2020 compared to the similar period in 2019, primarily due to lower revenues directly related to COVID-19, partially offset by a 10% decrease in per-unit fleet costs excluding exchange rate effects.

International

	Three Months Ended March 31,
	2020	2019	% Change
Revenues	$496	$593	(16%)
Adjusted EBITDA	(40)	(21)	(90%)

Revenues decreased 16% during the three months ended March 31, 2020, compared to the similar period in 2019, primarily due to a 11% decrease in volume, 2% decrease in revenue per day excluding exchange rate movements and a $20 million negative impact from currency exchange rate movements.

Operating expenses increased to 63.9% of revenue during the three months ended March 31, 2020 compared to 62.8% during the similar period in 2019, primarily due to impacts directly related to COVID-19. Vehicle depreciation and lease charges increased to 25.6% of revenue during the three months ended March 31, 2020 compared to 22.3% during the similar period in 2019, primarily due to lower revenues and a 2% increase in per-unit fleet costs excluding exchange rate effects. Selling, general and administrative costs decreased to 16.0% of revenue during the three months ended March 31, 2020 compared to 16.1% during similar period in 2019. Vehicle interest costs increased to 2.6% of revenue during the three months ended March 31, 2020 compared to 2.4% during the similar period in 2019.

Adjusted EBITDA was $19 million lower in first quarter 2020 compared to the similar period in 2019, primarily due to lower revenues directly related to COVID-19.

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

FINANCIAL CONDITION

	March 31, 2020	December 31, 2019	Change
Total assets exclusive of assets under vehicle programs	$9,252	$9,311	$(59)
Total liabilities exclusive of liabilities under vehicle programs	8,603	8,538	65
Assets under vehicle programs	14,300	13,815	485
Liabilities under vehicle programs	14,657	13,932	725
Stockholders’ equity	292	656	(364)

The increases in assets under vehicle programs and liabilities under vehicle programs are principally related to the seasonal increase in the size of our vehicle rental fleet. The decrease in stockholders’ equity is primarily due to our comprehensive loss and share repurchases.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During the three months ended March 31, 2020, our Avis Budget Rental Car Funding subsidiary issued approximately $700 million in asset-backed notes with an expected final payment date of August 2025, and a weighted average interest rate of 2.42%. The proceeds from these borrowings were used to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. During the three months ended March 31, 2020, we repurchased approximately 5.0 million shares of our outstanding common stock for approximately $113 million at an average price of $22.49. We have no corporate debt maturities until 2023.

CASH FLOWS

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2020	2019	Change
Cash provided by (used in):
Operating activities	$370	$440	$(70)
Investing activities	(1,482)	(1,434)	(48)
Financing activities	962	937	25
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(29)	(2)	(27)
Net decrease in cash and cash equivalents, program and restricted cash	(179)	(59)	(120)
Cash and cash equivalents, program and restricted cash, beginning of period	900	735	165
Cash and cash equivalents, program and restricted cash, end of period	$721	$676	$45

The decrease in cash provided by operating activities during the three months ended March 31, 2020 compared with the same period in 2019 is principally due to changes in the components of working capital.

The increase in cash used in investing activities during the three months ended March 31, 2020 compared with the same period in 2019 is primarily due to an increase in investment in debt securities of AESOP and net assets of acquired businesses partially offset by reduced net investment in vehicles.

The increase in cash provided by financing activities during the three months ended March 31, 2020 compared with the same period in 2019 is primarily due to an increase in net borrowings under vehicle programs.

DEBT AND FINANCING ARRANGEMENTS

At March 31, 2020, we had approximately $15.5 billion of indebtedness, including corporate indebtedness of approximately $3.5 billion and debt under vehicle programs of approximately $12.0 billion. For information regarding our debt and borrowing arrangements, see Notes 1, 11 and 12 to our Consolidated Condensed Financial Statements.

Supplemental Guarantor Financial Information

The following financial information presents summarized financial information presented from the Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2020 and Consolidated Condensed Balance Sheets as of March 31, 2020 and December 31, 2019 for: Avis Budget Group, Inc. (the “Parent”), ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”) and the guarantor subsidiaries (the “Guarantor Subsidiaries”). The Subsidiary Issuers and the Guarantor Subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the Senior Notes issued by the Subsidiary Issuers. For a description of these guaranteed notes, see Note 11 to our Consolidated Condensed Financial Statements. The Senior Notes are guaranteed by the Parent and certain subsidiaries.

The following tables present summarized financial information for the Parent, the Subsidiary Issuer and the Guarantor Subsidiaries on a combined basis after intercompany transactions have been eliminated, including adjustments to remove the receivable and payable balances, investment in, and equity in earnings from the subsidiaries that do not guarantee the Senior Notes (the “Non-Guarantor Subsidiaries”).

Summarized Income Statement

Three Months Ended March 31, 2020
Revenues	$1,131
Expenses	1,589
Loss before income taxes	(458)
Benefit from income taxes	(47)
Net loss	$(411)
__________
For the three months ended March 31, 2020, the above amounts include expenses of $574 million associated with intercompany charges from the Non-Guarantor Subsidiaries.

Summarized Balance Sheets

	March 31, 2020	December 31, 2019
Assets
Current assets	$437	$485
Non-current assets	5,313	5,067
Assets under vehicle programs	359	348

Liabilities
Current liabilities	$1,303	$1,244
Non-current liabilities	4,505	4,441
Liabilities under vehicle programs	2,331	2,311
__________
As of March 31, 2020 and December 31, 2019, the above amounts exclude receivables of $2 million, respectively from the Non-Guarantor Subsidiaries. As of March 31, 2020 and December 31, 2019, the above amounts exclude payables of approximately $1.0 billion, respectively, to the Non-Guarantor Subsidiaries.

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

Our liquidity position has been impacted by COVID-19 as a result of significant volume declines and we expect the impact of COVID-19 on the U.S. and worldwide economies to continue to affect our volumes even after the outbreak is contained. Our liquidity could be further negatively affected by any financial market disruptions or a further downturn in the U.S. and worldwide economies, which may result in unfavorable conditions in the mobility industry, in the asset-backed financing market and in the credit markets generally. We believe these factors have affected and could further affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a worsening or prolonged downturn in the worldwide economy or a disruption in the credit markets could further impact our liquidity due to (i) decreased demand and pricing for vehicles in the used-vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers being unable or unwilling to honor their obligations to repurchase or guarantee the depreciation on the related program vehicles and (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market.

As of March 31, 2020, we had access to $0.7 billion of available cash and cash equivalents and estimate available borrowings under our revolving credit facility to be approximately $0.6 billion after taking into account requirements for letters of credit, providing us with access to an estimated $1.3 billion of total liquidity. In addition, we have access of up to $1.0 billion of available cash and cash equivalents from AESOP. See Note 1 to our Consolidated Condensed Financial Statements for detailed information on liquidity and management’s plans.

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the new liquidity covenant, the consolidated first lien leverage ratio requirement after the end of the waiver period on June 30, 2021 and other covenants associated with our senior credit facilities and other borrowings. As of March 31, 2020, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2019 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $5.1 billion from December 31, 2019, to approximately $2.7 billion at March 31, 2020 due to the COVID-19 impact on our business. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 11 and 12 to our Consolidated Condensed Financial Statements.

ACCOUNTING POLICIES

The results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section titled “Critical Accounting Policies” of our 2019 Form 10-K are the accounting policies (related to goodwill and other indefinite-lived intangible assets, vehicles, income taxes and public liability, property damage and other insurance liabilities) that we believe require subjective and/or complex judgments that could potentially affect 2020 reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

Goodwill and Other Indefinite-lived Intangible Assets. We perform our annual goodwill and other indefinite-lived intangible assets impairment assessment in the fourth quarter of each year at the reporting unit level, or more frequently if events or circumstances indicate that the carrying amount of goodwill and other indefinite-lived intangible assets may be impaired. During the quarter ended March 31, 2020, we observed reduced demand as a result of the impact of COVID-19 on our business. We evaluated qualitative factors and determined that an interim impairment test was not required as we believe it is more likely than not that the fair value of our goodwill and other indefinite-lived intangible assets exceeds the carrying value. When making this determination we made key assumptions such as our ability to remove costs, shrink the size of our vehicle fleet and experience improvement in reservations in June and throughout the summer. We also made assumptions related to our cost of capital and market information when performing our impairment analysis.

Subsequent to March 31, 2020, there has been a further deterioration in the general economic conditions in the travel industry that if continue, would result in an interim impairment test of our goodwill and indefinite-lived trademarks, which may result in an impairment charge to earnings in future quarters. We will continue to closely monitor actual results versus our expectations as well as any significant changes in events or conditions, including the impact of COVID-19 on our business and the travel industry, and the resulting impact to our assumptions about future estimated cash flows, the weighted average cost of capital and market multiples. If our expectations of the operating results, both in magnitude or timing, do not materialize, or if our weighed average cost of capital increases or if market multiples decline, we may be required to record goodwill and indefinite-lived intangible asset impairment charges, which may be material.

New Accounting Standards

For detailed information regarding new accounting standards and their impact on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used March 31, 2020 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended March 31, 2020. For additional information regarding our long-term borrowings and financial instruments, see Notes 11, 12 and 16 to our Consolidated Condensed Financial Statements.

Item 4.	Controls and Procedures

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

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

During the quarter ended March 31, 2020, the Company had no material developments to report with respect to its legal proceedings. For additional information regarding the Company’s legal proceedings, see Note 13 to our Consolidated Condensed Financial Statements and refer to the Company’s 2019 Form 10-K.

Item 1A.	Risk Factors

The following risk factors are provided to update the risk factors of the Company previously disclosed in periodic reports filed with the SEC, including its 2019 Form 10-K.

COVID-19 has disrupted, and may continue to disrupt, our business and financial performance.
The outbreak of COVID-19 in multiple countries across the globe, including North America, Europe and Asia, has adversely impacted the U.S., U.K. and global economy. We have experienced disruptions to our business thus far from COVID-19, and the pandemic continues to spread in most of our markets. Governmental authorities are taking increasingly severe countermeasures to slow the outbreak, including a number of shelter-in-place orders and large-scale restrictions on travel. The pandemic is a highly fluid and rapidly evolving situation and we cannot anticipate with any certainty the length, scope or severity of such restrictions in each of the jurisdictions that we operate.

The full impact that COVID-19 will have on our business cannot be predicted at this time due to numerous uncertainties, including the ultimate geographic spread of the disease, the duration and severity of the outbreak, travel restrictions and business closures, the effectiveness of actions taken to contain the disease, the length of time it takes for rental volume and pricing to return and normal economic and operating conditions to resume, and other unintended consequences. This impact could include, but is not limited to, those discussed below:

•
changes in our revenues and customer demand: Our revenues and profitability have been materially impacted during the first fiscal quarter of 2020 and in the second fiscal quarter of 2020 to date compared to the prior year periods, and we expect they will continue to be materially adversely affected.  Although we believe that renting a vehicle will continue to be a safe, clean and attractive alternative when people return to a normal way of life, we cannot predict when that will occur and how long our revenues and customer demand will be affected by the COVID-19 pandemic. As we typically generate approximately 64% of our revenues from on-airport locations, our business is highly dependent on travel and both commercial demand and weekend leisure demand. In addition, our truck rental business is significantly affected by the housing, light commercial and consumer sectors, all of which have been adversely impacted by the COVID-19 pandemic, and we cannot predict the pace of recovery in those sectors.

•
our expenses: To date we have incurred, and expect to continue to incur, increased costs related to COVID-19, such as procurement of overflow parking for our idle vehicles and costs associated with sanitizing our vehicles and facilities. In addition, the industry may be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, which requirements may increase our costs and take a significant amount of time to implement across our global operations. These additional costs may be required by regulators or expected by consumers even after the immediate effects of COVID-19 subside.

•
our workforce: The COVID-19 outbreak has also caused us to reduce and furlough employees in order to right size our business for vehicle rental demand by reducing operating costs. These actions could create risks, including but not limited to, our ability to manage the size of our workforce given uncertain future demand. Further, we may incur additional costs as a result of negotiations with labor unions that represent our employees or severance payments in the event our workforce is further reduced, and we could experience labor disputes or disruptions as we continue to implement our mitigation plans.

•
our relationship with, and the financial and operational capacities of, vehicle manufacturers and other suppliers: We could face disruptions in the supply of vehicles from vehicle manufacturers, whether due to outbreaks of COVID-19 at their manufacturing facilities, measures they take in response to COVID-19 or otherwise. We may also face delays in receiving delivery of vehicles or other supplies that may make it more difficult to meet consumer demand.

•
the used car market: We depend on the used car market to sell vehicles and enable us to refresh our fleet. The used car market has faced and may continue to experience lower demand due to the slowdown in overall global economic activity due to COVID-19, rising unemployment rates, depressed consumer demand and related factors.

•
risks associated with our indebtedness (including available borrowing capacity and ability to refinance indebtedness on favorable terms, among other things) and the adequacy of our cash flow and earnings and other conditions which may affect our liquidity: We have taken a number of actions in anticipation of, and in response to, COVID-19 that have increased our long-term debt.  As we manage through the effects of the pandemic, our level of indebtedness may increase substantially. A default under our senior secured credit facility would enable the lenders to terminate their commitments thereunder and could trigger a cross-default, acceleration or other consequences under our other indebtedness or financial instruments. There is no guarantee that debt financings will be available in the future to fund our obligations or will be available on terms consistent with our expectations.

Our business is generally subject to and impacted by, international, national and local economic conditions and travel demands. We do not expect economic and operating conditions for our business to improve until consumers are once again willing and able to travel. This may not occur until well after the broader global economy begins to improve. Additionally, our business is also dependent on consumer sentiment and discretionary spending patterns. To date there have been significant increases in unemployment in the United States and other regions due to the adoption of social distancing and other policies to slow the spread of the virus, which are likely to continue to have a significant negative impact on consumer discretionary spending, including in the mobility industry. Even when economic and operating conditions for our business improve, we cannot predict the long-term effects of the pandemic on our business or the mobility industry as a whole. If the mobility industry is fundamentally changed by the COVID-19 outbreak in ways that are detrimental to our operating model, our business may continue to be adversely affected even as the broader global economy recovers.

We believe that business disruption relating to the COVID-19 pandemic will continue to negatively impact the global economy and may materially affect our businesses as outlined above, all of which would adversely impact our business and results of operations. To the extent that the COVID-19 outbreak continues to adversely affect our business and financial performance, it may also have the effect of heightening many of the other risks identified below and in the “Risk Factors” section of our 2019 10-K, such as those relating to our substantial amount of outstanding indebtedness.

We may not realize any or all of our estimated cost savings, which may have a negative effect on our results of operations.
We have identified several areas that present opportunities for cost savings and efficiencies to potentially improve our results of operations while our business is being impacted by the COVID-19 crisis, including improved working capital management and other initiatives, such as initiatives related to reductions in fleet, staffing and compensation expense. The potential cost savings that have been estimated based on these opportunities are based on a number of assumptions and expectations which, if achieved, would improve our profitability and cash flows from operating activities. However, there can be no assurance that the expected results will be achieved. These and any future spend reductions, if any, may also negatively impact our other initiatives or our efforts to grow our business in a recovery, which may negatively impact our future results of operations and increase the burden on existing management, systems and resources. In addition, these cost savings may be negated or offset by unexpected or increased costs, including as a result of declining prices in the used car market, which could impact the contribution of our fleet reduction initiatives.

We are dependent on a functioning used vehicle market and highly exposed to residual value risk in the event that vehicle prices decline, which may both be exacerbated by COVID-19.

We dispose of a significant number of vehicles in the used car market, including at wholesale automotive auctions, through sales to vehicle dealers, and directly to consumers. The COVID-19 crisis has effectively closed many of the automotive auctions and vehicle dealerships across the globe, as well as retail locations that we operate directly. Additionally, unprecedented increases in unemployment rates may severely impact vehicle demand from consumers and increase the number of loan and lease defaults, leading to repossessions which are typically sold by lenders in the wholesale market. Further, car manufacturers may increase incentives to stimulate new vehicle sales, which may depress used vehicle values. In the event of a sustained revenue decline, we would attempt to further reduce the size of our global vehicle fleet. In such event, our competitors may likely also be attempting to sell vehicles. This confluence of events may lead to sharp and sustained declines in vehicle residual values, which may require increased compliance payments pursuant to our ABS securitization facility. In the event of extreme declines in residual values, the sale of vehicle inventory might result in no incremental recovery of our equity capital or even the requirement to fund additional capital to dispose of vehicles, or to choose to continue to idle the vehicle fleet until demand or market values recover, which cannot be assured. The foregoing factors could have a material adverse impact on our business, financial position and results of operations.

Earnings for future periods may be impacted by impairment charges for goodwill and intangible assets.
We carry a significant amount of goodwill and identifiable intangible assets on our consolidated balance sheets. Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. We assess goodwill and indefinite-lived intangible assets for impairment each year, or more frequently if circumstances suggest an impairment may have occurred. We have determined in the past and may again determine in the future that a significant impairment has occurred in the value of our goodwill. Additionally, we have a significant amount of identifiable intangible assets and fixed assets that could also be subject to impairment. If we determine that a significant impairment has occurred in the value of our unamortized intangible assets or fixed assets, we could be required to write off a portion of our assets, which could adversely affect our consolidated financial condition or our reported results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of the Company’s common stock repurchases by month for the quarter ended March 31, 2020:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2020	—	$—	—	$189,013,105
February 2020	724,200	33.38	724,200	164,842,043
March 2020	4,292,647	20.65	4,292,647	76,199,276
Total	5,016,847	$22.49	5,016,847	$76,199,276
__________

(a)
Excludes, for the three months ended March 31, 2020, 191,428 shares which were withheld by the Company to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock unit awards.

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

On February 10, 2020, the Company’s new Chairman purchased an aggregate $15 million of unregistered shares of the Company’s common stock at a price per share equal to the closing price of the Company’s common stock on February 7, 2020.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date:	April 30, 2020	/s/ Cathleen DeGenova
Cathleen DeGenova
Vice President and
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
4.1
Rights Agreement, dated as of January 27, 2020, between Avis Budget Group, Inc. and Computer Share Inc., as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 28, 2020).

10.1	Avis Budget Group, Inc. Amended and Restated Employee Stock Purchase Plan.
10.2
Series 2020-1 Supplement, dated as of January 29, 2020, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A, as trustee and as Series 2020-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 29, 2020).

10.3
First Amendment to the Fifth Amended and Restated Credit Agreement dated as of February 13, 2018, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, Avis Budget Group, Inc., the Subsidiary Borrowers from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 7, 2020).

10.4
Second Amendment, dated as of April 27, 2020, to the Fifth Amended and Restated Credit Agreement, dated as of February 13, 2018, among Avis Budget Car Rental, LLC, Avis Budget Holdings, LLC, Avis Budget Group, Inc., the Subsidiary Borrowers from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 27, 2020).

10.5
Third Amended and Restated Cooperation Agreement, dated as of February 23, 2020, by and among Avis Budget Group, Inc., SRS Investment Management, LLC and certain of its affiliates (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 24, 2020).

22	List of Guarantor Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)