Form 10-Q
period 2020-06-30
AVIS BUDGET GROUP, INC.
filed 2020-07-29
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June-30-2020

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
The number of shares outstanding of the issuer’s common stock was 69,668,363 shares as of July 27, 2020.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any such forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, projected plans and objectives. These statements may be identified by the fact that they do not relate to historical or current facts and may use words such as “believes,” “expects,” “anticipates,” “will,” “should,” “could,” “may,” “would,” “intends,” “projects,” “estimates,” “plans,” and similar words, expressions or phrases. The following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the Coronavirus (“COVID-19”) outbreak, and the continued restrictions that have been placed on travel in many countries as a result of the outbreak and the adverse impact on the global economy from the outbreak. These factors include, but are not limited to:

•the COVID-19 outbreak and resulting economic conditions, which had, and is expected to continue to have, a significant impact on our operations, including an unprecedented decline in demand, as well as its current, and uncertain future impact, including, but not limited to, its effect on the ability or desire of people to travel due to travel restrictions, and other restrictions and orders, which is expected to continue to impact our results, operations, outlooks, plans, goals, growth, cash flows, liquidity, and stock price;

•a change in our fleet costs, including as a result of a change in the cost of new vehicles, manufacturer recalls, disruption in the supply of new vehicles, and/or a change in the price at which we dispose of used vehicles either in the used vehicle market or under repurchase or guaranteed depreciation programs;

•our ability to realize our estimated cost savings on a timely basis, or at all, and the amount of cash expenditures made in connection with such cost saving efforts;

•the high level of competition in the mobility industry, including from new companies or technology, and the impact such competition may have on pricing and rental volume;

•the results of operations or financial condition of the manufacturers of our vehicles, which could impact their ability to perform their payment obligations under our agreements with them, including repurchase and/or guaranteed depreciation arrangements, and/or their willingness or ability to make vehicles available to us or the mobility industry as a whole on commercially reasonable terms or at all particularly when COVID-19 related restrictions are lifted and travel demand increases;

•the significant decline in travel demand as a result of COVID-19, including the current and any future disruptions in airline passenger traffic;

•the absence of an improvement in, or further deterioration of, economic conditions, particularly during our peak season or in key market segments;

•an occurrence or threat of terrorism, the current and any future pandemic diseases, natural disasters, military conflict, civil unrest or political instability in the locations in which we operate;

•any substantial changes in the cost or supply of fuel, vehicle parts, energy, labor or other resources on which we depend to operate our business including the current and any future impacts as a result of COVID-19;

•our ability to continue to successfully implement our business strategies, achieve and maintain cost savings and adapt our business to changes in mobility;

•political, economic or commercial instability in the countries in which we operate, and our ability to conform to multiple and conflicting laws or regulations in those countries;

•our dependence on third-party distribution channels, third-party suppliers of other services and co-marketing arrangements with third parties;

•our dependence on the performance and retention of our senior management and key employees;

•risks related to completed or future acquisitions or investments that we may pursue, including the incurrence of incremental indebtedness to help fund such transactions and our ability to promptly and effectively integrate any acquired businesses or capitalize on joint ventures, partnerships and other investments;

•our ability to utilize derivative instruments, and the impact of derivative instruments we utilize, which can be affected by fluctuations in interest rates, gasoline prices and exchange rates, changes in government regulations and other factors;

•our exposure to uninsured or unpaid claims in excess of historical levels and our ability to obtain insurance at desired levels and the cost of that insurance;

•risks associated with litigation, governmental or regulatory inquiries, or any failure or inability to comply with laws, regulations or contractual obligations or any changes in laws, regulations or contractual obligations, including with respect to personally identifiable information and consumer privacy, labor and employment, and tax;

•risks related to protecting the integrity of, and preventing unauthorized access to, our information technology systems or those of our third-party vendors, and protecting the confidential information of our employees and customers against security breaches, including physical or cybersecurity breaches, attacks, or other disruptions, and compliance with privacy and data protection regulation;

•any impact on us from the actions of our licensees, dealers, third-party vendors and independent operators and independent contractors and/or disputes that may arise out of our agreements with such parties;

•any major disruptions in our communication networks or information systems;

•risks related to tax obligations and the effect of future changes in tax laws and accounting standards;

•risks related to our indebtedness, including our substantial outstanding debt obligations, potential interest rate increases, recent and potential further downgrades by rating agencies and our ability to incur substantially more debt;

•our ability to obtain financing for our global operations, including the funding of our vehicle fleet through the issuance of asset-backed securities and the global lending markets;

•our ability to meet the financial and other covenants contained in the agreements governing our indebtedness, or to obtain a waiver or amendment of such covenants should we be unable to meet such covenants;

•our ability to accurately estimate our future results;

•the further deterioration in general economic conditions due to COVID-19, which could be an indicator that our goodwill or other intangible assets are impaired and could result in a future impairment charge to earnings;

•risks related to actions by activist stockholders and responses from our Board of Directors and senior management; and

•other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$760	$2,337	$2,513	$4,257

Expenses
Operating	622	1,172	1,680	2,243
Vehicle depreciation and lease charges, net	374	543	833	1,028
Selling, general and administrative	132	313	383	597
Vehicle interest, net	87	90	170	171
Non-vehicle related depreciation and amortization	71	66	140	133
Interest expense related to corporate debt, net:
Interest expense	51	48	99	90
Early extinguishment of debt	3	—	7	—
Restructuring and other related charges	28	23	72	44
Transaction-related costs, net	1	1	3	6
Total expenses	1,369	2,256	3,387	4,312

Income (loss) before income taxes	(609)	81	(874)	(55)
Provision for (benefit from) income taxes	(128)	19	(235)	(26)

Net income (loss)	$(481)	$62	$(639)	$(29)

Comprehensive income (loss)	$(448)	$60	$(705)	$(36)

Earnings (loss) per share
Basic	$(6.91)	$0.81	$(8.96)	$(0.39)
Diluted	$(6.91)	$0.81	$(8.96)	$(0.39)
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,258	$686
Receivables, net	537	911
Other current assets	445	548
Total current assets	2,240	2,145

Property and equipment, net	729	792
Operating lease right-of-use assets	2,714	2,596
Deferred income taxes	1,737	1,662
Goodwill	1,077	1,101
Other intangibles, net	790	798
Other non-current assets	227	217
Total assets exclusive of assets under vehicle programs	9,514	9,311

Assets under vehicle programs:
Program cash	79	211
Vehicles, net	10,810	12,177
Receivables from vehicle manufacturers and other	562	778
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	725	649
	12,176	13,815
Total assets	$21,690	$23,126

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$2,084	$2,206
Short-term debt and current portion of long-term debt	19	19
Total current liabilities	2,103	2,225

Long-term debt	3,884	3,416
Long-term operating lease liabilities	2,226	2,140
Other non-current liabilities	735	757
Total liabilities exclusive of liabilities under vehicle programs	8,948	8,538

Liabilities under vehicle programs:
Debt	2,483	3,132
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	8,057	7,936
Deferred income taxes	2,013	2,189
Other	342	675
	12,895	13,932
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, respectively	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, respectively	1	1
Additional paid-in capital	6,670	6,741
Accumulated deficit	(1,425)	(785)
Accumulated other comprehensive loss	(223)	(157)
Treasury stock, at cost—67 and 63 shares, respectively	(5,176)	(5,144)
Total stockholders’ equity	(153)	656
Total liabilities and stockholders’ equity	$21,690	$23,126

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(639)	(29)
Adjustments to reconcile net loss to net cash provided by operating activities:
Vehicle depreciation	748	941
Amortization of right-of-use assets	424	486
(Gain) loss on sale of vehicles, net	(13)	(32)
Non-vehicle related depreciation and amortization	140	133
Stock-based compensation	2	12
Amortization of debt financing fees	16	16
Early extinguishment of debt costs	7	—
Net change in assets and liabilities:
Receivables	243	(77)
Income taxes and deferred income taxes	(240)	(77)
Accounts payable and other current liabilities	(98)	72
Operating lease liabilities	(422)	(483)
Other, net	182	3
Net cash provided by operating activities	350	965

Investing activities
Property and equipment additions	(64)	(117)
Proceeds received on asset sales	4	6
Net assets acquired (net of cash acquired)	(60)	(54)
Other, net	—	81
Net cash used in investing activities exclusive of vehicle programs	(120)	(84)

Vehicle programs:
Investment in vehicles	(4,196)	(8,715)
Proceeds received on disposition of vehicles	4,709	5,773
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(175)	(167)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	99	47
	437	(3,062)
Net cash provided by (used in) investing activities	317	(3,146)

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Financing activities
Proceeds from long-term borrowings	669	2
Payments on long-term borrowings	(198)	(12)
Issuance of common stock	15	—
Repurchases of common stock	(118)	(4)
Debt financing fees	(17)	—
Other, net	—	(17)
Net cash provided by (used in) financing activities exclusive of vehicle programs	351	(31)

Vehicle programs:
Proceeds from borrowings	9,042	11,758
Payments on borrowings	(9,610)	(9,688)
Debt financing fees	(7)	(12)
	(575)	2,058
Net cash provided by (used in) financing activities	(224)	2,027

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(4)	4

Net increase (decrease) in cash and cash equivalents, program and restricted cash	439	(150)
Cash and cash equivalents, program and restricted cash, beginning of period	900	735
Cash and cash equivalents, program and restricted cash, end of period	$1,339	$585
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2020	137.1	$1	$6,677	$(944)	$(256)	(67.5)	$(5,186)	$292

Comprehensive loss:
Net loss	—	—	—	(481)	—	—	—
Other comprehensive income				—	33	—	—

Total comprehensive loss								(448)

Non-controlling interest	—	—	(2)	—	—	—	—	(2)
Net activity related to restricted stock units	—	—	(5)	—	—	0.1	10	5

Balance at June 30, 2020	137.1	$1	$6,670	$(1,425)	$(223)	(67.4)	$(5,176)	$(153)

Balance at March 31, 2019	137.1	$1	$6,737	$(1,178)	$(137)	(61.1)	$(5,099)	$324

Comprehensive income:
Net income	—	—	—	62	—	—	—
Other comprehensive loss	—	—	—	—	(2)	—	—

Total comprehensive income								60

Net activity related to restricted stock units	—	—	2	—	—	—	6	8
Option premiums paid	—	—	(16)	—	—	—	—	(16)

Balance at June 30, 2019	137.1	$1	$6,723	$(1,116)	$(139)	(61.1)	$(5,093)	$376

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	137.1	$1	$6,741	$(785)	$(157)	(63.2)	$(5,144)	$656

Cumulative effect of accounting change	—	—	—	(1)	—	—	—	(1)

Comprehensive loss:
Net loss	—	—	—	(639)	—	—	—
Other comprehensive loss	—	—	—	—	(66)	—	—

Total comprehensive loss								(705)

Non-controlling interest	—	—	(2)	—	—	—	—	(2)
Net activity related to restricted stock units	—	—	(84)	—	—	0.4	81	(3)
Issuance of common stock	—	—	15	—	—	0.4	—	15
Repurchase of common stock	—	—	—	—	—	(5.0)	(113)	(113)

Balance at June 30, 2020	137.1	$1	$6,670	$(1,425)	$(223)	(67.4)	$(5,176)	$(153)

Balance at December 31, 2018	137.1	$1	$6,771	$(1,091)	$(133)	(61.5)	$(5,134)	$414

Cumulative effect of accounting change	—	—	—	4	1	—	—	5

Comprehensive loss
Net loss	—	—	—	(29)	—	—	—
Other comprehensive loss	—	—	—	—	(7)	—	—

Total comprehensive loss								(36)

Net activity related to restricted stock units	—	—	(27)	—	—	0.3	36	9
Exercise of stock options	—	—	(5)	—	—	0.1	5	—
Option premiums paid	—	—	(16)	—	—	—	—	(16)

Balance at June 30, 2019	137.1	$1	$6,723	$(1,116)	$(139)	(61.1)	$(5,093)	$376

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
The Company operates the following reportable business segments:

•Americas—consisting primarily of (i) vehicle rental operations in North America, South America, Central America and the Caribbean, (ii) car sharing operations in certain of these markets, and (iii) licensees in the areas in which the Company does not operate directly.

•International—consisting primarily of (i) vehicle rental operations in Europe, the Middle East, Africa, Asia and Australasia, (ii) car sharing operations in certain of these markets, and (iii) licensees in the areas in which the Company does not operate directly.

The operating results of acquired businesses are included in the accompanying Consolidated Condensed Financial Statements from the dates of acquisition. The fair value of the assets acquired and liabilities assumed in connection with the Company’s 2019 acquisitions of various licensees has not yet been finalized; however, there have been no significant changes to the preliminary allocation of the purchase price during the six months ended June 30, 2020.

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

Liquidity and Management’s Plans

The continuing cases of COVID-19 and the developments surrounding the global pandemic are having a material negative impact on all aspects of the Company’s business. Significant events affecting travel have historically had an impact on vehicle rental volumes, with the full extent of the impact generally determined by the length of time the event influences travel decisions. The COVID-19 outbreak and resulting economic conditions have had, and the Company believes will continue to have, a significant adverse impact on its operations and vehicle rental volumes, and on its financial results and liquidity, and such negative impact may continue well beyond the containment of the outbreak.

The Company cannot assure its assumptions used to estimate its liquidity requirements will be correct because it has never previously experienced such a decrease in demand, and as a consequence, its ability to be predictive is uncertain. In addition, the duration of the global pandemic is uncertain. Therefore, the Company has taken, and plans to take further actions to manage its liquidity, including reducing capital expenditures, operating expenses and the number of vehicles in its fleet. The Company has no meaningful corporate debt maturities until 2023. The Company plans to finance the routine Asset Backed Securities (“ABS”) maturities with program cash on hand, available revolving debt capacity and fleet sales. As a result, based on current operational assumptions, the Company believes it has adequate liquidity for the balance of 2020 and into 2021.

In April 2020, the Company entered into an amendment (the “Amendment”) to its senior credit facilities, consisting of an approximately $1.2 billion term loan maturing in 2027 and a $1.8 billion revolving credit facility maturing in 2023, which remain in place after the Amendment. The Amendment provides for relief from the quarterly-tested leverage covenant contained in the credit agreement governing the senior credit facilities until the end of a specific relief period, including a holiday from such leverage covenant through June 30, 2021, during which time (i) certain negative covenant exceptions are not available to the Company, (ii) pricing on the senior credit facilities is increased, (iii) the Company must comply with a liquidity covenant and additional reporting requirements and (iv) the Company must meet additional conditions to borrow under the revolving credit facility.

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

	As of June 30,
	2020	2019
Cash and cash equivalents	$1,258	$534
Program cash	79	48
Restricted cash (a)	2	3
Total cash and cash equivalents, program and restricted cash	$1,339	$585
________
(a)Included within other current assets.

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

Currency Transactions. The Company records the gain or loss on foreign-currency transactions on certain intercompany loans and the gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three months ended June 30, 2020 and 2019, the Company recorded an immaterial amount, in each period, related to such items. During the six months ended June 30, 2020 and 2019, the Company recorded a loss of $6 million and a gain of $3 million in each period, related to such items.

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

Investments. As of June 30, 2020 and December 31, 2019, the Company had equity method investments with a carrying value of $53 million and $56 million respectively, which are recorded within other non-current assets. Earnings from the Company’s equity method investments are reported within operating expenses. For the three and six months ended June 30, 2020, the Company recorded income of $1 million and for the three and six months ended June 30, 2019, the Company recorded income of $4 million related to its equity method investments.

Nonmarketable Equity Securities. As of June 30, 2020 and December 31, 2019, the Company had nonmarketable equity securities with a carrying value of $8 million in each period, which are recorded within other non-current assets. During the six months ended June 30, 2019 the Company realized a $12 million gain from the sale of a nonmarketable equity security which is recorded within operating expenses. No adjustments were made to the carrying amounts during the three and six months ended June 30, 2020, and during the three months ended June 30, 2019.

Revenues. Revenues are recognized under “Leases (Topic 842),” with the exception of royalty fee revenue derived from the Company’s licensees and revenue related to the Company’s customer loyalty program, which were approximately $22 million and $33 million during the three months ended June 30, 2020 and 2019, respectively and $54 million and $63 million during the six months ended June 30, 2020 and 2019, respectively.

The following table presents the Company’s revenues disaggregated by geography.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Americas	$565	$1,627	$1,822	$2,954
Europe, Middle East and Africa	159	572	516	1,005
Asia and Australasia	36	138	175	298
Total revenues	$760	$2,337	$2,513	$4,257

The following table presents the Company’s revenues disaggregated by brand.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Avis	$402	$1,328	$1,387	$2,428
Budget	267	816	886	1,467
Other	91	193	240	362
Total revenues	$760	$2,337	$2,513	$4,257
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

2. Leases

The following table presents the Company’s lease revenues disaggregated by geography.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Americas	$552	$1,617	$1,796	$2,936
Europe, Middle East and Africa	151	553	493	967
Asia and Australasia	35	134	170	291
Total lease revenues	$738	$2,304	$2,459	$4,194
The following table presents the Company’s lease revenues disaggregated by brand.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Avis	$389	$1,311	$1,357	$2,394
Budget	261	804	869	1,444
Other	88	189	233	356
Total lease revenues	$738	$2,304	$2,459	$4,194
_______
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

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Property leases (a)
Operating lease expense	$128	$179	$313	$356
Variable lease expense	20	74	56	126
Total property lease expense	$148	$253	$369	$482
__________
(a) Primarily included in operating expense and includes $30 million of minimum annual guaranteed rent in excess of concession fees as defined in our rental concession agreement for the three and six months ended June 30, 2020.

Supplemental balance sheet information related to leases is as follows:

	As of June 30, 2020	As of December 31, 2019
Property leases
Operating lease ROU assets	$2,714	$2,596

Short-term operating lease liabilities (a)	$513	$479
Long-term operating lease liabilities	2,225	2,140
Operating lease liabilities	$2,738	$2,619

Weighted average remaining lease term	8.8 years	8.9 years
Weighted average discount rate	4.12%	4.31%
_________
(a) Included in Accounts payable and other current liabilities.

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2020	2019
Cash payments for lease liabilities within operating activities:
Property operating leases	$327	$378
Non-cash activities - increase (decrease) in ROU assets in exchange for lease liabilities:
Property operating leases (a)	455	(17)
_________
(a)For the six months ended June 2019, ROU assets obtained in exchange for lease liabilities from initial recognition.

3.  Restructuring and Other Related Charges

Restructuring

During first quarter 2020, the Company initiated a global restructuring plan to reduce operating costs, such as headcount and facilities, due to declining reservations and revenue resulting from the COVID-19 outbreak (“2020 Optimization Plan”). During the six months ended June 30, 2020, as part of this process, the Company formally communicated the termination of employment to approximately 2,400 employees. The Company expects further restructuring expense of approximately $20 million related to this initiative to be incurred in 2020.

During third quarter 2019, the Company initiated a restructuring plan to exit its operations in Brazil by closing rental facilities, disposing of assets and terminating personnel (“Brazil”). During the six months ended June 30, 2020, as part of this initiative, the Company formally communicated the termination of employment to approximately 20 employees. The Company expects further restructuring expense of approximately $7 million to be incurred.

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

The following tables summarize the changes to our restructuring-related liabilities and identifies the amounts recorded within the Company’s reporting segments for restructuring charges and corresponding payments and utilizations:

		Americas	International	Total
Balance as of January 1, 2020		$2	$4	$6
Restructuring expense:
2020 Optimization Plan		24	23	47
Brazil		1	—	1
T19		4	—	4
Restructuring payment/utilization:
2020 Optimization Plan		(19)	(17)	(36)
Brazil		(2)	—	(2)
T19		(6)	(3)	(9)
Balance as of June 30, 2020		$4	$7	$11

	Personnel	Facility Related	Other (a)	Total
Balance as of January 1, 2020	$3	$1	$2	$6
Restructuring expense:
2020 Optimization Plan	44	1	2	47
Brazil	1	—	—	1
T19	—	—	4	4
Restructuring payment/utilization:
2020 Optimization Plan	(35)	—	(1)	(36)
Brazil	(1)	(1)	—	(2)
T19	(4)	—	(5)	(9)
Balance as of June 30, 2020	$8	$1	$2	$11
__________
(a)Includes expenses primarily related to the disposition of vehicles.

Other Related Charges

Limited Voluntary Opportunity Plan (“LVOP”)

During 2020, the Company offered a voluntary termination program to certain employees in field operations, shared services, and general and administrative functions for a limited time. These employees, if qualified, elected resignation from employment in return for enhanced severance benefits to be settled in cash. During the six months ended June 30, 2020, the Company recorded other related charges of approximately $18 million in connection with the LVOP. As of June 30, 2020, approximately 400 qualified employees elected to participate in the plan and the employment of all participants had been terminated.

Officer Separation Costs

In March 2020, the Company announced the departure of Michael K. Tucker as Executive Vice President, General Counsel effective March 27, 2020. In connection with Mr. Tucker’s separation, the Company recorded other related charges of approximately $2 million for the six months ended June 30, 2020.

In March 2019, the Company announced the resignation of Mark J. Servodidio as the Company’s President, International effective June 14, 2019. In connection with Mr. Servodidio’s departure, the Company recorded other related charges of approximately $3 million, inclusive of accelerated stock-based compensation expense for the six months ended June 30, 2019.

In May 2019, the Company announced the resignation of Larry D. De Shon as the Company’s President and Chief Executive Officer. Mr. De Shon continued to serve in his role until December 31, 2019. In connection with Mr. De Shon’s departure, the Company recorded other related charges of approximately $8 million, inclusive of accelerated stock-based compensation expense for the six months ended June 30, 2019.

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) for basic and diluted EPS	$(481)	$62	$(639)	$(29)

Basic weighted average shares outstanding	69.6	76.0	71.3	75.9
Options and non-vested stock (a)	—	0.4	—	—
Diluted weighted average shares outstanding	69.6	76.4	71.3	75.9

Earnings (Loss) per share:
Basic	$(6.91)	$0.81	$(8.96)	$(0.39)
Diluted	$(6.91)	$0.81	$(8.96)	$(0.39)
__________
(a)For the three and six months ended June 30, 2020, 1.3 million, respectively non-vested stock awards, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. For the three months ended June 30, 2019, 0.5 million non-vested stock awards at June 30, 2019, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. As the Company incurred a net loss for the six months ended June 30, 2019, 1.2 million non-vested stock awards at June 30, 2019 have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

5.  Acquisitions

        Avis and Budget Licensees

During the six months ended June 30, 2020, the Company completed the acquisitions of various licensees in North America and Europe, for approximately $27 million, plus $21 million for acquired fleet. These investments were in-line with the Company’s strategy to re-acquire licensees when advantageous to expand its footprint of Company-operated locations. The acquired fleet was financed under the Company’s existing financing arrangements. In connection with these acquisitions, approximately $27 million was recorded in other intangibles related to license agreements. The license agreements are being amortized over a weighted average useful life of approximately two years. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

6. Other Current Assets

Other current assets consisted of:

	As of June 30, 2020	As of December 31, 2019
Prepaid expenses	$165	$234
Sales and use taxes	134	173
Other	146	141
Other current assets	$445	$548

7. Intangible Assets

Intangible assets consisted of:

	As of June 30, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$266	$123	$143	$241	$108	$133
Customer relationships	254	177	77	255	165	90
Other	51	28	23	50	25	25
Total	$571	$328	$243	$546	$298	$248

Unamortized Intangible Assets
Goodwill	$1,077			$1,101
Trademarks	$547			$550
For the three months ended June 30, 2020 and 2019, amortization expense related to amortizable intangible assets was approximately $16 million and $14 million, respectively. For the six months ended June 30, 2020 and 2019, amortization expense related to amortizable intangible assets was approximately $29 million and $31 million, respectively. Based on the Company’s amortizable intangible assets at June 30, 2020, the Company expects amortization expense of approximately $35 million for the remainder of 2020, $63 million for 2021, $32 million for 2022, $24 million for 2023, $21 million for 2024 and $16 million for 2025, excluding effects of currency exchange rates.

8. Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	June 30,	December 31,
	2020	2019
Rental vehicles	$11,964	$13,461
Less: Accumulated depreciation	(1,525)	(1,621)
	10,439	11,840
Vehicles held for sale	371	337
Vehicles, net	$10,810	$12,177
The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation expense	$334	505	$748	941
Lease charges	42	62	98	119
(Gain) loss on sale of vehicles, net	(2)	(24)	(13)	(32)
Vehicle depreciation and lease charges, net	$374	$543	$833	$1,028

At June 30, 2020 and 2019, the Company had payables related to vehicle purchases included in liabilities under vehicle programs - other of $150 million and $782 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $419 million and $214 million, respectively.

9. Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2020 was a benefit of 26.9%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to foreign taxes on our International operations and state taxes.

The Company’s effective tax rate for the six months ended June 30, 2019 was a benefit of 47.3%. Such rate differed from the Federal statutory rate of 21.0% primarily due to foreign taxes on our International operations, state taxes and a one-time net tax benefit from the sale of equity investment in China during the second quarter of 2019.

10. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	June 30,	December 31,
	2020	2019
Short-term operating lease liabilities	$513	$479
Accounts payable	389	378
Accrued sales and use taxes	201	223
Public liability and property damage insurance liabilities – current	177	178
Accrued advertising and marketing	128	191
Accrued payroll and related	132	195
Deferred lease revenues – current	112	125
Other	432	437
Accounts payable and other current liabilities	$2,084	$2,206

11. Long-term Corporate Debt and Borrowing Arrangements

Long-term corporate debt and borrowing arrangements consisted of:

		As of	As of
	Maturity Date	June 30,	December 31,
		2020	2019
5½% Senior Notes	April 2023	$100	$200
6⅜% Senior Notes	April 2024	350	350
4⅛% euro-denominated Senior Notes	November 2024	337	336
5¼% Senior Notes	March 2025	375	375
4½% euro-denominated Senior Notes	May 2025	281	280
10½% Senior Secured Notes	May 2025	485	—
4¾% euro-denominated Senior Notes	January 2026	393	393
5¾% Senior Notes	July 2027	400	400
Floating Rate Term Loan (a)	August 2027	1,204	1,112
Other (b)		26	28
Deferred financing fees		(48)	(39)
Total		3,903	3,435
Less: Short-term debt and current portion of long-term debt		19	19
Long-term debt		$3,884	$3,416
__________
(a)The floating rate term loan is part of the Company’s senior revolving credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of June 30, 2020, the floating rate term loan due 2027 bears interest at one-month LIBOR plus 225 basis points, for an aggregate rate of 2.43%. The Company has entered into a swap to hedge $700 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 3.92%.
(b)Primarily includes finance leases which are secured by liens on the related assets.

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

In May 2020, the Company issued $500 million of 10½% Senior Secured Notes due May 2025, at 97% of face value. The notes are guaranteed on a senior unsecured basis by the Company and on a senior secured basis by certain of the Company’s subsidiaries. The Company used the proceeds from this offering for general corporate purposes.

Committed Credit Facilities and Available Funding Arrangements

At June 30, 2020, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2023 (a)	$1,800	$—	$1,581	$219
__________
(a)The senior revolving credit facility bears interest at one-month LIBOR plus 250 basis points and is part of the Company’s senior credit facilities, which include the floating rate term loan and the senior revolving credit facility, and which are secured by pledges of capital stock of certain subsidiaries of the Company, liens on substantially all of the Company’s intellectual property and certain other real and personal property.

Debt Covenants

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facilities also contain a consolidated first lien leverage ratio requirement which has been amended to provide a holiday from such leverage covenant through June 30, 2021 (See Note 1 – Basis of Presentation). As of June 30, 2020, the Company was in compliance with the financial covenants governing its indebtedness.

12. Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	June 30,	December 31,
	2020	2019
Americas - Debt due to Avis Budget Rental Car Funding	$8,095	$7,975
Americas - Debt borrowings	765	827
International - Debt borrowings	1,576	2,100
International - Finance leases	148	215
Other	1	—
Deferred financing fees (a)	(45)	(49)
Total	$10,540	$11,068
__________
(a)Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of June 30, 2020 and December 31, 2019 was $38 million and $40 million, respectively

In January 2020, the Company’s Avis Budget Rental Car Funding subsidiary issued approximately $700 million in asset-backed notes with an expected final payment date of August 2025 incurring interest at a weighted average rate of 2.42%.

Debt Maturities

The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at June 30, 2020.

Debt under Vehicle Programs (a)
Within 1 year (b)	$2,602
Between 1 and 2 years (c)	3,907
Between 2 and 3 years	1,243
Between 3 and 4 years	1,279
Between 4 and 5 years	1,538
Thereafter	16
Total	$10,585
__________
(a) Vehicle-backed debt primarily represents asset-backed securities.
(b) Includes $1.3 billion of bank and bank-sponsored facilities.
(c) Includes $2.5 billion of bank and bank-sponsored facilities.

Committed Credit Facilities and Available Funding Arrangements

As of June 30, 2020, available funding under the Company’s vehicle programs, including related party debt due to Avis Budget Rental Car Funding, consisted of:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding	$9,394	$8,095	$1,299
Americas - Debt borrowings	882	765	117
International - Debt borrowings	2,947	1,576	1,371
International - Finance leases	205	148	57
Other	1	1	—
Total	$13,429	$10,585	$2,844
__________
(a) Capacity is subject to maintaining sufficient assets to collateralize debt.
(b) The outstanding debt is collateralized by vehicles and related assets of $8.8 billion for Americas - Debt due to Avis Budget Rental Car Funding; $1.0 billion for Americas - Debt borrowings; $1.9 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants

The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of June 30, 2020, the Company is not aware of any instances of non-compliance with any of the financial covenants contained in the debt agreements under its vehicle-backed funding programs.

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

The Company is currently involved, and in the future may be involved, in claims, legal proceedings and governmental inquiries that are incidental to its vehicle rental and car sharing operations, including, among others, contract and licensee disputes, competition matters, employment and wage-and-hour claims, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. The Company estimates that the potential exposure resulting from adverse outcomes of current legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $35 million in excess of amounts accrued as of June 30, 2020. The Company does not believe that the impact should result in a material liability to the Company in relation to its consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $1.4 billion of vehicles from manufacturers over the next 12 months, a $6.4 billion decrease compared to December 31, 2019, financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations

Concentrations of credit risk at June 30, 2020 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $24 million and $15 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

14. Stockholders’ Equity

Share Repurchases

The Company’s Board of Directors has authorized the repurchase of up to $1.8 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in August 2019. During the first quarter of 2020, the Company repurchased approximately 5.0 million shares of common stock at a cost of approximately $113 million at an average price of $22.49 under the program. As of June 30, 2020, approximately $76 million of authorization remains available to repurchase common stock under this plan.

In June 2019 as part of its share repurchase program, the Company entered into a structured repurchase agreement involving the use of capped call options for the purchase of the Company’s common stock. The Company paid a fixed sum upon the execution of the agreement in exchange for the right to receive either a pre-determined amount of cash or stock. The Company paid net premiums of $16 million to enter into this agreement, which is recorded as a reduction of additional paid in capital. As of June 30, 2019, the Company had outstanding options for the purchase of 0.6 million shares that settled in September 2019.

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

The components of other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(481)	$62	$(639)	$(29)
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $4, $4, $0, and $(2) respectively)	39	9	(44)	10
Net unrealized gain (loss) on cash flow hedges (net of tax of $3, $4, $9, and $7 respectively)	(8)	(13)	(26)	(21)
Minimum pension liability adjustment (net of tax of $0, $0, $0, and $0, respectively)	2	2	4	4
	33	(2)	(66)	(7)
Comprehensive income (loss)	$(448)	$60	$(705)	$(36)
__________
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(a)	Minimum Pension Liability Adjustment(b)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2020	$9	$(20)	$(146)	$(157)
Other comprehensive income (loss) before reclassifications	(44)	(28)	1	(71)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	3	5
Net current-period other comprehensive income (loss)	(44)	(26)	4	(66)
Balance, June 30, 2020	$(35)	$(46)	$(142)	$(223)

Balance, December 31, 2018	$(3)	$2	$(132)	$(133)
Cumulative effect of accounting change	—	1	—	1
Balance, January 1, 2019	$(3)	$3	$(132)	$(132)
Other comprehensive income (loss) before reclassifications	10	(19)	1	(8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2)	3	1
Net current-period other comprehensive income (loss)	10	(21)	4	(7)
Balance, June 30, 2019	$7	$(18)	$(128)	$(139)

__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include a $79 million gain, net of tax, as of June 30, 2020 related to the Company’s hedge of its net investment in euro-denominated foreign operations (see Note 16–Financial Instruments).
(a)For the three and six months ended June 30, 2020, the amount reclassified from accumulated other comprehensive income (loss) into corporate interest expense and vehicle interest expense was $2 million ($1 million, net of tax) and $1 million ($1 million, net of tax), respectively, in each period. For the three and six months ended June 30, 2019, the amount reclassified from accumulated other comprehensive income (loss) in corporate interest expense was $1 million ($1 million, net of tax) and $3 million ($2 million, net of tax), respectively.
(b)For the three and six months ended June 30, 2020, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $2 million ($2 million, net of tax) and $4 million ($3 million, net of tax), respectively. For the three and six months ended June 30, 2019, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $2 million ($2 million, net of tax) and $4 million ($3 million, net of tax), respectively.

15. Stock-Based Compensation

The Company recorded stock-based compensation expense of $4 million and $7 million ($2 million and $5 million, net of tax) during the three months ended June 30, 2020 and 2019, respectively, and $2 million and $12 million ($1 million and $9 million, net of tax) during the six months ended June 30, 2020 and 2019, respectively.

In June 2020, the Company granted market-based RSUs that vest based on absolute stock price attainment. The grant date fair value of this award is estimated using a Monte Carlo simulation model. The weighted average assumptions used in the model are as follows:

Six Months Ended June 30, 2020
Expected volatility of stock price	91%
Risk-free interest rate	0.18%
Valuation period	3 years
Dividend yield	—%

The activity related to restricted stock units (“RSUs”) consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2020	847	$36.99
Granted (a)	705	21.67
Vested (b)	(397)	38.14
Forfeited	(69)	33.51
Outstanding and expected to vest at June 30, 2020 (c)	1,086	$26.85	1.4	$25
Performance-based and market-based RSUs
Outstanding at January 1, 2020	1,061	$38.89
Granted (a)	552	21.06
Vested (b)	(73)	36.64
Forfeited	(414)	35.16
Outstanding at June 30, 2020	1,126	$31.67	2.0	$26
Outstanding and expected to vest at June 30, 2020 (c)	38	$20.70	3.0	$1
__________
(a)Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs and performance-based and market-based RSUs granted during the six months ended June 30, 2019 was $34.90 and $34.87, respectively.
(b)The total fair value of RSUs vested during June 30, 2020 and 2019 was $18 million and $13 million, respectively.
(c)Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $25 million and will be recognized over a weighted average vesting period of 1.5 years.

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

Interest Rate Risk. The Company uses various hedging strategies including interest rate swaps and interest rate caps to create what it deems an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps and interest rate caps to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. The Company records the changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. The Company records the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, currently in earnings and are presented in the same line of the income statement expected for the hedged item. The Company estimates that approximately $17 million of losses currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.

Commodity Risk. The Company periodically enters into derivative commodity contracts to manage its exposure to changes in the price of gasoline. These instruments were designated as freestanding derivatives and the changes in fair value are recorded in earnings and are presented in the same line of the income statement expected for the hedged item.

The Company held derivative instruments with absolute notional values as follows:

As of June 30, 2020
Foreign exchange contracts	$1,563
Interest rate caps (a)	8,345
Interest rate swaps	2,250

Commodity contracts (millions of gallons of unleaded gasoline)	10
__________
(a)Represents $5.7 billion of interest rate caps sold, partially offset by approximately $2.7 billion of interest rate caps purchased. These amounts exclude $3.0 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary as it is not consolidated by the Company.

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of June 30, 2020		As of December 31, 2019
	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	$—	$62	$—	$27

Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	4	5	5	10
Interest rate caps (c)	—	1	—	1
Commodity contracts (b)	—	3	—	—
Total	$4	$71	$5	$38
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income (loss), as discussed in Note 14–Stockholders’ Equity.
(a)Included in other non-current assets or other non-current liabilities.
(b)Included in other current assets or other current liabilities.
(c)Included in assets under vehicle programs or liabilities under vehicle programs.

The effects of derivatives recognized in the Company’s Consolidated Condensed Financial Statements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$(8)	$(13)	$(26)	$(21)
Euro-denominated notes (c)	(13)	(11)	(2)	5
Derivatives not designated as hedging instruments (d)
Foreign exchange contracts (e)	(8)	10	26	11
Interest rate caps (f)	(1)	—	(1)	—
Commodity contracts (g)	2	1	(7)	4
Total	$(28)	$(13)	$(10)	$(1)
__________
(a)Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.
(b)Classified as a net unrealized gain (loss) on cash flow hedges in accumulated other comprehensive income (loss). Refer to Note 14–Stockholders’ Equity for amounts reclassified from accumulated other comprehensive income into earnings.
(c)Classified as a net investment hedge within currency translation adjustment in accumulated other comprehensive income (loss).
(d)Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.
(e)For the three months ended June 30, 2020, included a $8 million loss in operating expense and for the six months ended June 30, 2020, included a $28 million gain in interest expense and $2 million loss in operating expense. For the three months ended June 30, 2019, included $15 million gain in interest expense and a $5 million loss in operating expense and for the six months ended June 30, 2019, included a $11 million gain in interest expense.
(f)Included primarily in vehicle interest, net.
(g)Included in operating expense.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments were as follows:

	As of June 30, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$19	$18	$19	$19
Long-term debt	3,884	3,425	3,416	3,572

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$8,057	$8,035	$7,936	$8,077
Vehicle-backed debt	2,478	2,486	3,129	3,142
Interest rate swaps and interest rate caps (a)	4	4	3	3
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

Management evaluates the operating results of each of its reportable segments based upon revenues and “Adjusted EBITDA,” which the Company defines as income (loss) from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net charges for unprecedented personal-injury legal matters, non-operational charges related to shareholder activist activity, gain on sale of equity method investment in China, COVID-19 charges and income taxes. Net charges for unprecedented personal-injury legal matters and gain on sale of equity method investment in China are recorded within operating expenses in the Company’s Consolidated Condensed Statement of Comprehensive Income. Non-operational charges related to shareholder activist activity include third party advisory, legal and other professional service fees and are recorded within selling, general and administrative expenses in the Company’s Consolidated Condensed Statement of Comprehensive Income. COVID-19 charges include unusual, direct and incremental costs due to the COVID-19 global pandemic such as minimum annual guaranteed rent in excess of concession fees for the period, overflow parking for idle vehicles, incremental cleaning supplies to sanitize vehicles and facilities, and losses associated with vehicles damaged in overflow parking lots and are recorded within operating expenses in the Company’s Consolidated Condensed Statement of Comprehensive Income. The Company has revised its definition of Adjusted EBITDA to exclude COVID-19 charges. The Company has not revised prior years' Adjusted EBITDA amounts because there were no other charges similar in nature to these. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

		Three Months Ended June 30,
		2020		2019
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$565	$(233)	$1,627	$152
	International	195	(140)	710	39
	Corporate and Other (a)	—	(9)	—	(16)
Total Company		$760	$(382)	$2,337	$175

Reconciliation of Adjusted EBITDA to income (loss) before income taxes
			2020		2019
	Adjusted EBITDA		$(382)		$175
Less:	COVID-19 charges (b)		73		—
	Non-vehicle related depreciation and amortization		71		66
	Interest expense related to corporate debt, net:
	Interest expense		51		48
	Early extinguishment of debt		3		—
	Restructuring and other related charges		28		23
	Transaction-related costs, net		1		1
	Gain on sale of equity method investment in China (c)		—		(44)
	Income (loss) before income taxes		$(609)		$81
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)For three months ended June 30, 2020 consists of $72 million within operating expenses and $1 million within selling, general and administrative expenses. Primarily consisting of $30 million of minimum annual guaranteed rent in excess of concession fees, $28 million of losses associated with vehicles damaged in overflow parking lots and $15 million of incremental cleaning supplies to sanitize vehicles and facilities, and overflow parking for idle vehicles.
(c) Reported within operating expenses.

		Six Months Ended June 30,
		2020		2019
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$1,822	$(263)	$2,954	$187
	International	691	(180)	1,303	18
	Corporate and Other (a)	—	(26)	—	(31)
Total Company		$2,513	$(469)	$4,257	$174

Reconciliation of Adjusted EBITDA to loss before income taxes
			2020		2019
	Adjusted EBITDA		$(469)		$174
Less:	Non-vehicle related depreciation and amortization		140		133
	Interest expense related to corporate debt, net:
	Interest expense		99		90
	Early extinguishment of debt		7		—
	COVID-19 charges (b)		80		—
	Restructuring and other related charges		72		44
	Non-operational charges related to shareholder activist activity (c)		4		—
	Transaction-related costs, net		3		6
	Gain on sale of equity method investment in China (d)		—		(44)
	Loss before income taxes		$(874)		$(55)

__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)Six months ended June 30, 2020 consists of $79 million within operating expenses and $1 million within selling, general and administrative expenses. Primarily consisting of $33 million of losses associated with vehicles damaged in overflow parking lots, $30 million of minimum annual guaranteed rent in excess of concession fees and $17 million of incremental cleaning supplies to sanitize vehicles and facilities, and overflow parking for idle vehicles.
(c)Reported within selling, general and administrative expenses.
(d)Reported within operating expenses.

As of June 30, 2020 and December 31, 2019, Americas’ segment assets exclusive of assets under vehicle programs were approximately $6.7 billion and $6.2 billion, respectively, and International segment assets exclusive of assets under vehicle programs were approximately $2.8 billion and $3.0 billion, respectively.

As of June 30, 2020 and December 31, 2019, Americas’ segment assets under vehicle programs were approximately $9.9 billion and $10.5 billion, respectively, and International segment assets under vehicle programs were approximately $2.3 billion and $3.3 billion, respectively. The changes in assets under vehicle programs is primarily due to the reduction of vehicles in response to the COVID-19 pandemic.

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

Significant events affecting travel, have historically had an impact on vehicle rental volumes, with the full extent of the impact generally determined by the length of time the event influences travel decisions. COVID-19 and the resulting economic conditions have had, and we believe will continue to have, a significant negative impact on our operations and vehicle rental volumes and consequently our financial results, and such negative impact may continue well beyond the containment of this outbreak. In particular:

•Reservation volume for the remainder of 2020 is significantly behind prior year on a comparable basis as a result of the effects of COVID-19, which could impact our peak summer season. The third quarter of the year has historically been our most profitable quarter, as measured by net income and Adjusted EBITDA, due to increased summer leisure travel.

•The used vehicle market was significantly disrupted in the first half of second quarter, impacting our ability to dispose of used vehicles as a result of COVID-19. While the used car market improved significantly in the second half of the second quarter, if there are further disruptions due to COVID-19, we would likely experience a reduction in residual values for risk vehicles in our fleet which could cause us to sustain a substantial loss on the ultimate sale of such vehicles or require us to depreciate those at a more accelerated rate than we have anticipated. If our ability to sell vehicles in the used vehicle market becomes severely limited again, we may have difficulty meeting collateral requirements due under our asset-backed financing facilities.

•In April 2020, Moody’s and S&P Global (the “Rating Agencies”) downgraded our long-term corporate debt rating. If we were to experience a further downgrade, this could negatively impact our ability to respond to adverse changes in general economic, industry and competitive conditions, as well as changes in government regulation and changes to our business.

•As a result of decreased rental volume, we have parked our vehicles in overflow parking lots. In April 2020, we experienced a fire at an overflow parking lot near Southwest Florida International Airport. As a result, we have lost vehicles with an estimated carrying value of approximately $50 million. We estimate a loss of up to $10 million related to this incident, which will be treated as COVID-19 charges and excluded from Adjusted EBITDA. We could experience similar casualty losses in other overflow parking lots.

•We have taken cost removal and mitigation actions by eliminating all non-essential capital and operating expenditures and we are continuing to negotiate with partners and suppliers for further reductions. We have reduced or furloughed a large part of our global workforce, reduced base compensation at the level of vice presidents and above, froze merit increases, eliminated our 401(k) match for highly compensated employees, and canceled all future hiring. We aggressively reduced the size of our global fleet beginning in March and ended in June with over 20% fewer units than the prior year. Our vehicle dispositions will occur through both traditional methods and by utilizing our alternative distribution strategy by selling directly to dealers and consumers. Finally, we have negotiated a significant number of new vehicle cancellations to improve utilization and shrink the fleet size.

Although our results for second quarter were significantly impacted by COVID-19, we do not believe they reflect the positive momentum we saw at the end of the quarter and look to carry throughout the remainder of 2020. Our revenues in second quarter showed sequential improvement, down approximately 80% from prior year at the start and finished down approximately 60% from prior year. Rental volumes also improved throughout the second quarter and ended down approximately 50% year-over-year. Fleet size continues to be a focal point as we align with demand while taking advantage of a strong used vehicle market. As the environment remains challenging, these trends could be hindered if a “second wave” of the virus were to impact the economy.

We have never previously experienced such a decrease in demand, and as a result, our ability to be predictive regarding the impact of such a decrease is uncertain. In addition, the duration of the global pandemic is uncertain. As a consequence, we cannot estimate the impact on our business, financial condition or forecast financial or operational results with reasonable certainty. Our results of operations, financial condition, and cash flows were impacted during the three and six months ended June 30, 2020, by the ongoing COVID-19 pandemic. The trends and results for the three and six months ended June 30, 2020 may not be indicative of results that may be expected for the future quarters due to uncertainty regarding the extent and duration of the COVID-19 pandemic.

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

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenues and “Adjusted EBITDA,” which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net charges for unprecedented personal-injury legal matters, non-operational charges related to shareholder activist activity, gain on sale of equity method investment in China, COVID-19 charges and income taxes. Net charges for unprecedented personal-injury legal matters and gain on sale of equity method investment in China are recorded within operating expenses in our consolidated condensed statement of operations. Non-operational charges related to shareholder activist activity include third party advisory, legal and other professional service fees and are recorded within selling, general and administrative expenses in our consolidated results of operations. COVID-19 charges include unusual, direct and incremental costs due to the COVID-19 global pandemic such as minimum annual guaranteed rent in excess of concession fees for the period, overflow parking for idle vehicles, incremental cleaning supplies to sanitize vehicles and facilities, and losses associated with vehicles damaged in overflow parking lots and are recorded within operating expenses in our consolidated condensed statement of operations. We have revised our definition of Adjusted EBITDA to exclude COVID-19 charges. We did not revise prior years' Adjusted EBITDA amounts because there were no other charges similar in nature to these. We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our operating businesses and in comparing our results from period to period. We also believe that Adjusted EBITDA is useful to investors because it allows them to assess our results of operations and financial condition on the same basis that management uses internally. Adjusted EBITDA is a non-GAAP measure and should not be considered in isolation or as a substitute for net income or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

During the six months ended June 30, 2020:

•Our revenues totaled $2,513 million and decreased 41% compared to the similar period in 2019, primarily due to reduced rental volume due to impacts directly related to COVID-19.

•Our net loss was $639 million and our Adjusted EBITDA loss was $469 million, representing a loss of $643 million year-over-year, primarily due to impacts directly related to COVID-19.

•We repurchased $113 million of our common stock at an average price of $22.49, reducing our shares outstanding by approximately 5.0 million shares, or 7%.

•We acquired various licensees in the United States and Europe.

Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019

Our consolidated condensed results of operations comprised the following:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Revenues	$760	$2,337	$(1,577)	(67%)

Expenses
Operating	622	1,172	(550)	(47%)
Vehicle depreciation and lease charges, net	374	543	(169)	(31%)
Selling, general and administrative	132	313	(181)	(58%)
Vehicle interest, net	87	90	(3)	(3%)
Non-vehicle related depreciation and amortization	71	66	5	8%
Interest expense related to corporate debt, net:
Interest expense	51	48	3	6%
Early extinguishment of debt	3	—	3	n/m
Restructuring and other related charges	28	23	5	22%
Transaction-related costs, net	1	1	—	0%
Total expenses	1,369	2,256	(887)	(39%)

Income (loss) before income taxes	(609)	81	(690)	n/m
Provision for (benefit from) income taxes	(128)	19	(147)	n/m

Net income (loss)	$(481)	$62	$(543)	n/m
__________
n/m Not meaningful.

Revenues decreased during the three months ended June 30, 2020 compared to the similar period in 2019, primarily due to a 59% decrease in volume and a 20% decrease in revenue per day excluding exchange rate movements as a result of the impact of COVID-19, and an $8 million negative impact from currency exchange rate movements. Total expenses decreased during the three months ended June 30, 2020, compared to the similar period in 2019, primarily due to strategic cost reduction initiatives and reduced operational activities as a result of the impact of COVID-19.

Operating expenses increased to 81.9% of revenue during the three months ended June 30, 2020 compared to 50.2% during the similar period in 2019. Vehicle depreciation and lease charges increased to 49.3% of revenue during the three months ended June 30, 2020 compared to 23.2% during the similar period in 2019. Selling, general and administrative costs increased to 17.4% of revenue during the three months ended June 30, 2020 compared to 13.4% during the similar period in 2019. Vehicle interest costs increased to 11.4% of revenue during the three months ended June 30, 2020 compared to 3.9% during the similar period in 2019. During the three months ended June 30, 2020, all expenses increased as a percentage of revenue as a result of the impact of COVID-19, partially offset by strategic cost reduction initiatives to right size the business.

Our effective tax rates were a benefit of 21% and a provision of 23% for the three months ended June 30, 2020 and 2019, respectively. As a result of these items, our net loss decreased by $543 million compared to the similar period in 2019.

For the three months ended June 30, 2020 and 2019, the Company reported a loss of $6.91 per diluted share and income of $0.81 per diluted share, respectively.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,
	2020		2019
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$565	$(233)	$1,627	$152
International	195	(140)	710	39
Corporate and Other (a)	—	(9)	—	(16)
Total Company	$760	$(382)	$2,337	$175

	Reconciliation to Adjusted EBITDA
			2020	2019
Net income (loss)			$(481)	$62
Provision for (benefit from) income taxes			(128)	19
Income (loss) before income taxes			(609)	81

Add:	COVID-19 charges (b)		73	—
Non-vehicle related depreciation and amortization			71	66
Interest expense related to corporate debt, net:
Interest expense			51	48
Early extinguishment of debt			3	—
Restructuring and other related charges			28	23
Transaction-related costs, net (c)			1	1
Gain on sale of equity method investment in China (d)			—	(44)
Adjusted EBITDA			$(382)	$175
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)For three months ended June 30, 2020 consists of $72 million within operating expenses and $1 million within selling, general and administrative expenses, net in our consolidated condensed results of operations. Primarily consisting of $30 million of minimum annual guaranteed rent in excess of concession fees, $28 million of losses associated with vehicles damaged in overflow parking lots and $15 million of incremental cleaning supplies to sanitize vehicles and facilities, and overflow parking for idle vehicles.
(c)Primarily comprised of acquisition- and integration-related expenses.
(d)Reported within operating expenses in our consolidated condensed results of operations (see Note 1 to our Consolidated Condensed Financial Statements).

Americas

	Three Months Ended June 30,
	2020	2019	% Change
Revenues	$565	$1,627	(65%)
Adjusted EBITDA	(233)	152	n/m
__________
n/m Not meaningful.

Revenues decreased 65% during the three months ended June 30, 2020 compared to the similar period in 2019, primarily due to a 59% decrease in volume and 15% lower revenue per day as a result of the impacts of COVID-19.

Operating expenses increased to 78.0% of revenue during the three months ended June 30, 2020 compared to 50.4% during the similar period in 2019. Vehicle depreciation and lease charges increased to 47.7% of revenue during the three months ended June 30, 2020 compared to 24.2% during the similar period in 2019. Selling, general and administrative costs increased to 14.2% of revenue during the three months ended June 30, 2020 compared to 11.5% during the similar period in 2019. Vehicle interest costs increased to 12.9% of revenue during the three months ended June 30, 2020 compared to 4.6% during the similar period in 2019. During the three months ended June 30, 2020, all expenses increased as a percentage of revenue as a result of the impact of COVID-19, partially offset by strategic cost reduction initiatives to right size the business.

Adjusted EBITDA was $385 million lower during the three months ended June 30, 2020 compared to the similar period in 2019, primarily due to lower revenues directly related to COVID-19, partially offset by a 22% decrease in per-unit fleet costs excluding exchange rate effects.

International

	Three Months Ended June 30,
	2020	2019	% Change
Revenues	$195	$710	(73%)
Adjusted EBITDA	(140)	39	n/m
Revenues decreased 73% during the three months ended June 30, 2020, compared to the similar period in 2019, primarily due to a 60% decrease in volume and a 29% decrease in revenue per day excluding exchange rate movements as a result of the impacts of COVID-19, and an $8 million negative impact from currency exchange rate movements.

Operating expenses increased to 93.5% of revenue during the three months ended June 30, 2020 compared to 49.8% during the similar period in 2019. Vehicle depreciation and lease charges increased to 53.8% of revenue during the three months ended June 30, 2020 compared to 21.0% during the similar period in 2019. Selling, general and administrative costs increased to 21.5% of revenue during the three months ended June 30, 2020 compared to 15.5% during similar period in 2019. Vehicle interest costs increased to 6.9% of revenue during the three months ended June 30, 2020 compared to 2.0% during the similar period in 2019. During the three months ended June 30, 2020, all expenses increased as a percentage of revenue as a result of the impact of COVID-19, partially offset by strategic cost reduction initiatives to right size the business.

Adjusted EBITDA was $179 million lower in second quarter 2020 compared to the similar period in 2019, primarily due to lower revenues directly related to COVID-19.

Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019

Our consolidated results of operations comprised the following:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Revenues	$2,513	$4,257	$(1,744)	(41%)

Expenses
Operating	1,680	2,243	(563)	(25%)
Vehicle depreciation and lease charges, net	833	1,028	(195)	(19%)
Selling, general and administrative	383	597	(214)	(36%)
Vehicle interest, net	170	171	(1)	(1%)
Non-vehicle related depreciation and amortization	140	133	7	5%
Interest expense related to corporate debt, net:
Interest expense	99	90	9	10%
Early extinguishment of debt	7	—	7	n/m
Restructuring and other related charges	72	44	28	64%
Transaction-related costs, net	3	6	(3)	(50%)
Total expenses	3,387	4,312	(925)	(21%)

Loss before income taxes	(874)	(55)	(819)	n/m
Benefit from income taxes	(235)	(26)	(209)	n/m

Net loss	$(639)	$(29)	$(610)	n/m
__________
n/m Not meaningful.

Revenues decreased during the six months ended June 30, 2020 compared to the similar period in 2019, primarily as a result of a 35% decrease in volume and an 8% decrease in revenue per day excluding exchange rate movements as a result of the impact of COVID-19, and a $28 million negative impact from currency exchange rate movements. Total expenses decreased during the six months ended June 30, 2020 compared to the similar period in 2019, primarily due to strategic cost reduction initiatives and reduced operational activities as a result of the impact of COVID-19.

Operating expenses increased to 66.9% of revenue during the six months ended June 30, 2020 compared to 52.7% during the similar period in 2019. Vehicle depreciation and lease charges increased to 33.2% of revenue during the six months ended June 30, 2020 compared to 24.2% during the similar period in 2019. Selling, general and administrative costs increased to 15.2% of revenue during the six months ended June 30, 2020 compared to 14.0% during the similar period in 2019. Vehicle interest costs increased to 6.7% of revenue during the six months ended June 30, 2020 compared to 4.0% during the similar period in 2019. During the six months ended June 30, 2020, all expenses increased as a percentage of revenue as a result of the impact of COVID-19, partially offset by strategic cost reduction initiatives to right size the business.

Our effective tax rates were benefits of 27% and 47% for the six months ended June 30, 2020 and 2019, respectively. As a result of these items, our net loss increased by $610 million.

For the six months ended June 30, 2020 and 2019, the Company reported a loss of $8.96 and earnings of $0.39 per diluted share, respectively.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net loss to Adjusted EBITDA:

	Six Months Ended June 30,
	2020		2019
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$1,822	$(263)	$2,954	$187
International	691	(180)	1,303	18
Corporate and Other (a)	—	(26)	—	(31)
Total Company	$2,513	$(469)	$4,257	$174

	Reconciliation to Adjusted EBITDA
			2020	2019
Net loss			$(639)	$(29)
Benefit from income taxes			(235)	(26)
Loss before income taxes			(874)	(55)

Add:	Non-vehicle related depreciation and amortization		140	133
Interest expense related to corporate debt, net:
Interest expense			99	90
Early extinguishment of debt			7	—
COVID-19 charges (b)			80	—
Restructuring and other related charges			72	44
Non-operational charges related to shareholder activist activity (c)			4	—
Transaction-related costs, net (d)			3	6
Gain on sale of equity method investment in China (e)			—	(44)
Adjusted EBITDA			$(469)	$174
_________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)Six months ended June 30, 2020 consists of $79 million within operating expenses and $1 million within selling, general and administrative expenses, net in our consolidated results of operations. Primarily consisting of $33 million of losses associated with vehicles damaged in overflow parking lots, $30 million of minimum annual guaranteed rent in excess of concession fees and $17 million of incremental cleaning supplies to sanitize vehicles and facilities, and overflow parking for idle vehicles.
(c)Reported within selling, general and administrative in our consolidated condensed results of operations.
(d)Primarily comprised of acquisition- and integration-related expenses.
(e)Reported within operating expenses in our consolidated condensed results of operations (see Note 1 to our Consolidated Condensed Financial Statements).

Americas

	Six Months Ended June 30,
	2020	2019	% Change
Revenues	$1,822	$2,954	(38%)
Adjusted EBITDA	(263)	187	n/m

Revenues decreased 38% during the six months ended June 30, 2020 compared to the similar period in 2019, primarily due to a 34% decrease in volume and 6% decrease in revenue per day as a result of the impact of COVID-19.

Operating expenses increased to 64.7% of revenue during the six months ended June 30, 2020 compared to 51.3% during the similar period in 2019. Vehicle depreciation and lease charges increased to 33.0% of revenue during the six months ended June 30, 2020 compared to 25.3% during the similar period in 2019. Selling, general and administrative costs increased to 12.9% of revenue during the six months ended June 30, 2020 compared to 12.3% during the similar period in 2019. Vehicle interest costs increased to 7.9% of revenue during the six months ended June 30, 2020 compared to 4.8% during the similar period in 2019. During the six months ended June 30, 2020, all expenses increased as a percentage of revenue as a result of the impact of COVID-19, partially offset by strategic cost reduction initiatives to right size the business.

Adjusted EBITDA was $450 million lower during the six months ended June 30, 2020 compared to the similar period in 2019, due to lower revenues directly related to COVID-19.

International

	Six Months Ended June 30,
	2020	2019	% Change
Revenues	$691	$1,303	(47%)
Adjusted EBITDA	(180)	18	n/m

Revenues decreased 47% during the six months ended June 30, 2020 compared to the similar period in 2019, primarily due to a 37% decrease in volume and a 12% decrease in revenue per day excluding exchange rate movements as a result of the impact of COVID-19, and a $28 million negative impact from currency exchange rate movements.

Operating expenses increased to 72.3% of revenue during the six months ended June 30, 2020 compared to 55.7% during the similar period in 2019. Vehicle depreciation and lease charges increased to 33.6% of revenue during the six months ended June 30, 2020 compared to 21.6% during the similar period in 2019. Selling, general and administrative costs increased to 17.5% of revenue during the six months ended June 30, 2020 compared to 15.7% during the similar period in 2019. Vehicle interest costs increased to 3.8% of revenue during the six months ended June 30, 2020 compared to 2.2% during the similar period in 2019. During the six months ended June 30, 2020, all expenses increased as a percentage of revenue as a result of the impact of COVID-19, partially offset by strategic cost reduction initiatives to right size the business.

Adjusted EBITDA was $198 million lower during the six months ended June 30, 2020 compared to the similar period in 2019, primarily due to lower revenues directly related to COVID-19.

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

FINANCIAL CONDITION

	June 30, 2020	December 31, 2019	Change
Total assets exclusive of assets under vehicle programs	$9,514	$9,311	$203
Total liabilities exclusive of liabilities under vehicle programs	8,948	8,538	410
Assets under vehicle programs	12,176	13,815	(1,639)
Liabilities under vehicle programs	12,895	13,932	(1,037)
Stockholders’ equity	(153)	656	(809)

The decreases in assets under vehicle programs and liabilities under vehicle programs are principally related to the reduction of our vehicle rental fleet to right size our business in response to the COVID-19 pandemic. The decrease in stockholders’ equity is primarily due to our comprehensive loss and share repurchases.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

In January 2020, our Avis Budget Rental Car Funding subsidiary issued approximately $700 million in asset-backed notes with an expected final payment date of August 2025, and a weighted average interest rate of 2.42%.

The proceeds from these borrowings were used to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. In May 2020, we issued $500 million of 10½% Senior Secured Notes due May 2025, at 97% of face value. We used the proceeds from this offering for general corporate purposes. During the first quarter of 2020, we repurchased approximately 5.0 million shares of our outstanding common stock for approximately $113 million at an average price of $22.49. We have no meaningful corporate debt maturities until 2023.

CASH FLOWS

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2020	2019	Change
Cash provided by (used in):
Operating activities	$350	$965	$(615)
Investing activities	317	(3,146)	3,463
Financing activities	(224)	2,027	(2,251)
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(4)	4	(8)
Net increase (decrease) in cash and cash equivalents, program and restricted cash	439	(150)	589
Cash and cash equivalents, program and restricted cash, beginning of period	900	735	165
Cash and cash equivalents, program and restricted cash, end of period	$1,339	$585	$754

The decrease in cash provided by operating activities during the six months ended June 30, 2020 compared with the same period in 2019 is principally due to the increase in our net loss.

The increase in cash provided by investing activities during the six months ended June 30, 2020 compared with the same period in 2019 is primarily due to reduced net investment in vehicles.

The increase in cash used in financing activities during the six months ended June 30, 2020 compared with the same period in 2019 is primarily due to a decrease in net borrowings under vehicle programs offset by an increase in net corporate borrowings.

DEBT AND FINANCING ARRANGEMENTS

At June 30, 2020, we had approximately $14.4 billion of indebtedness, including corporate indebtedness of approximately $3.9 billion and debt under vehicle programs of approximately $10.5 billion. For information regarding our debt and borrowing arrangements, see Notes 1, 11 and 12 to our Consolidated Condensed Financial Statements.

Supplemental Guarantor Financial Information

The following financial information presents summarized financial information presented from the Consolidated Condensed Statements of Comprehensive Income for the six months ended June 30, 2020 and Consolidated Condensed Balance Sheets as of June 30, 2020 and December 31, 2019 for: Avis Budget Group, Inc. (the “Parent”), ABCR and Avis Budget Finance, Inc. (the “Subsidiary Issuers”) and the guarantor subsidiaries (the “Guarantor Subsidiaries”). The Subsidiary Issuers and the Guarantor Subsidiaries are 100% owned by the Parent, either directly or indirectly. All guarantees are full and unconditional and joint and several. This financial information is being presented in relation to the Company’s guarantee of the payment of principal, premium (if any) and interest on the Senior Notes issued by the Subsidiary Issuers. For a description of these guaranteed notes, see Note 11 to our Consolidated Condensed Financial Statements. The Senior Notes are guaranteed by the Parent and certain subsidiaries.

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

Summarized Income Statement

Six Months Ended June 30, 2020
Revenues	$1,648
Expenses	2,823
Loss before income taxes	(1,175)
Benefit from income taxes	(177)
Net loss	$(998)
__________
For the six months ended June 30, 2020, the above amounts include expenses of $1.1 billion associated with intercompany charges from the Non-Guarantor Subsidiaries.

Summarized Balance Sheets

	June 30, 2020	December 31, 2019
Assets
Current assets	$945	$485
Non-current assets	5,226	5,067
Assets under vehicle programs	366	348

Liabilities
Current liabilities	$1,210	$1,244
Non-current liabilities	5,024	4,441
Liabilities under vehicle programs	2,133	2,311
__________
As of June 30, 2020 and December 31, 2019, the above amounts exclude receivables of $3 million and $2 million, respectively, from the Non-Guarantor Subsidiaries. As of June 30, 2020 and December 31, 2019, the above amounts exclude payables of approximately $2.0 billion and $1.0 billion, respectively, to the Non-Guarantor Subsidiaries.

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

Our liquidity position has been impacted by COVID-19 as a result of significant volume declines and we expect the impact of COVID-19 on the U.S. and worldwide economies to continue to affect our volumes even after the outbreak is contained. Our liquidity could be further negatively affected by any financial market disruptions or the absence of a recovery or worsening of the U.S. and worldwide economies, which may result in unfavorable conditions in the mobility industry, in the asset-backed financing market and in the credit markets generally. We believe these factors have affected and could further affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a worsening or prolonged downturn in the worldwide economy or a disruption in the credit markets could further impact our liquidity due to (i) decreased demand and pricing for vehicles in the used-vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers being unable or unwilling to honor their obligations to repurchase or guarantee the depreciation on the related program vehicles and (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market.

As of June 30, 2020, we had access to $1.3 billion of available cash and cash equivalents and available borrowings under our revolving credit facility of approximately $0.2 billion, providing us with access to an approximate $1.5 billion of total liquidity. See Note 1 to our Consolidated Condensed Financial Statements for detailed information on liquidity and management’s plans.

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the new liquidity covenant, the consolidated first lien leverage ratio requirement after the end of the waiver period on June 30, 2021 and other covenants associated with our senior credit facilities and other borrowings. As of June 30, 2020, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K as well as “Risk Factors” section in this quarterly report.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2019 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $6.4 billion from December 31, 2019, to approximately $1.4 billion at June 30, 2020 due to the COVID-19 impact on our business. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 11 and 12 to our Consolidated Condensed Financial Statements.

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

Accordingly, we have reviewed the carrying value of our goodwill and other indefinite-lived intangibles assets for impairment during the quarter.

When determining fair value, we utilize various assumptions, including the fair market trading price of our common stock and management’s projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such could cause the fair value to be less than the respective carrying amount. In such an event, we would be required to record a charge, which would impact earnings. Our goodwill and other indefinite-lived intangible assets are allocated among our reporting units.

During the six months ended June 30, 2020, there was no impairment of goodwill and other intangible assets. For our Europe, Middle East and Africa (“EMEA”) reporting unit, the percentage by which the estimated fair value exceeds the carrying value was approximately 24% and the amount of goodwill allocated to our reporting unit was $464 million.

Further deterioration in the general economic conditions in the travel industry, would result in another interim impairment test of our goodwill and indefinite-lived trademarks, which may result in an impairment charge to earnings in future quarters. We will continue to closely monitor actual results versus our expectations as well as any significant changes in events or conditions, including the impact of COVID-19 on our business and the travel industry, and the resulting impact to our assumptions about future estimated cash flows, the weighted average cost of capital and market multiples. If our expectations of the operating results, both in magnitude or timing, do not materialize, or if our weighed average cost of capital increases or if market multiples decline, we may be required to record goodwill and indefinite-lived intangible asset impairment charges, which may be material.

New Accounting Standards

For detailed information regarding new accounting standards and their impact on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used June 30, 2020 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended June 30, 2020. For additional information regarding our long-term borrowings and financial instruments, see Notes 11, 12 and 16 to our Consolidated Condensed Financial Statements.

Item 4. Controls and Procedures

(a)Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

(b)Changes in Internal Control Over Financial Reporting. During the fiscal quarter to which this report relates, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ended June 30, 2020, the Company had no material developments to report with respect to its legal proceedings. For additional information regarding the Company’s legal proceedings, see Note 13 to our Consolidated Condensed Financial Statements and refer to the Company’s 2019 Form 10-K.

Item 1A. Risk Factors

The following risk factors are provided to update the risk factors of the Company previously disclosed in periodic reports filed with the SEC, including its 2019 Form 10-K.

COVID-19 has disrupted, and may continue to disrupt, our business and financial performance.
The outbreak of COVID-19 in multiple countries across the globe, including North America, Europe and Asia, has adversely impacted the U.S., U.K. and global economy and demand for our business. Governmental authorities have taken and continue to take measures to address the outbreak, including restrictions on travel and other orders, including partial shelter-in-place orders. The pandemic is a highly fluid and rapidly evolving situation and we cannot anticipate with any certainty the length, scope or severity of such restrictions in each of the jurisdictions that we operate.

The full impact that COVID-19 will have on our business cannot be predicted at this time due to numerous uncertainties, including the duration and severity of the outbreak, including a “second wave” caused by additional periods of increases or spikes in the number of cases and travel restrictions, the effectiveness of actions taken to contain the disease, the length of time it takes for rental volume and pricing to return and normal economic and operating conditions to resume, and other factors. This impact could include, but is not limited to, those discussed below:

•changes in our revenues and customer demand: Our revenues and profitability have been materially impacted during the first two quarters of 2020 and in the third quarter of 2020 to date compared to the prior year periods, and we expect they will continue to be materially adversely affected. Although we believe that renting a vehicle will continue to be a safe, clean and attractive alternative, we cannot predict whether and when volumes will increase to historical levels and how long our revenues and customer demand will be affected by the COVID-19 pandemic. As we typically generate approximately 64% of our revenues from on-airport locations, our business is highly dependent on travel and both commercial demand and leisure demand. In addition, our truck rental business is significantly affected by the housing, light commercial and consumer sectors, all of which have been adversely impacted by the COVID-19 pandemic, and we cannot predict the pace of recovery in those sectors.

•our expenses: To date we have incurred, and expect to continue to incur, increased costs related to COVID-19, such as procurement of overflow parking for our idle vehicles and costs associated with sanitizing our vehicles and facilities. In addition, the industry may be subject to enhanced health and hygiene requirements in attempts to address future outbreaks, which may increase our costs and take a significant amount of time to implement across our global operations. These additional costs may be required by regulators or expected by consumers even after the immediate effects of COVID-19 subside.

•our workforce: The COVID-19 outbreak has also caused us to reduce and furlough employees in order to aim to right size our business for vehicle rental demand by reducing operating costs. These actions could create risks, including but not limited to, our ability to manage the size of our workforce given uncertain future demand. Further, we may incur additional costs as a result of negotiations with labor unions that represent our employees or severance payments in the event our workforce is further reduced, and we could experience labor disputes or disruptions as we continue to implement our mitigation plans.

•our relationship with, and the financial and operational capacities of, vehicle manufacturers and other suppliers: We could face disruptions in the supply of vehicles from vehicle manufacturers, whether due to outbreaks of COVID-19 at their manufacturing facilities, measures they take in response to COVID-19 or otherwise. We may also face delays in receiving delivery of vehicles or other supplies that may make it difficult to meet consumer demand.

•the used car market: We depend on the used car market to sell vehicles and enable us to refresh our fleet. The used car market has faced and may again experience lower demand due to the slowdown in overall global economic activity due to COVID-19, unemployment rates, depressed consumer demand and related factors.

•risks associated with our indebtedness (including available borrowing capacity and ability to refinance indebtedness on favorable terms, as well as our ability to meet the quarterly-tested leverage covenant contained in the credit agreement governing our senior credit facilities at the end of the covenant relief period on June 30, 2021, among other things) and the adequacy of our cash flow and earnings and other conditions which may affect our liquidity: We have taken a number of actions in anticipation of, and in response to, COVID-19 that have increased our long-term debt. As we manage through the effects of the pandemic, our level of indebtedness may further increase. A default under our senior secured credit facility would enable the lenders to terminate their commitments thereunder and could trigger a cross-default, acceleration or other consequences under our other indebtedness or financial instruments. There is no guarantee that debt financings will be available in the future to fund our obligations or will be available on terms consistent with our expectations.

Our business is generally subject to and impacted by, international, national and local economic conditions and travel demands. We do not expect economic and operating conditions for our business to improve until consumers are once again willing and able to travel without restrictions. This may not occur until well after the broader global economy begins to improve. Additionally, our business is also dependent on consumer sentiment and discretionary spending patterns. To date there have been significant increases in unemployment in the United States and other regions due to the adoption of social distancing and other policies to slow the spread of the virus, which are likely to continue to have a significant negative impact on consumer discretionary spending, including in the mobility industry. Even when economic and operating conditions for our business improve, we cannot predict the long-term effects of the pandemic on our business or the mobility industry as a whole. If the mobility industry is fundamentally changed by the COVID-19 outbreak in ways that are detrimental to our operating model, our business may continue to be adversely affected even as the broader global economy recovers.

We believe that business disruption relating to the COVID-19 pandemic will continue to negatively impact the global economy and may materially affect our businesses as outlined above, all of which would adversely impact our business and results of operations. To the extent that the COVID-19 outbreak continues to adversely affect our business and financial performance, including for the reasons outlined above, it may also have the effect of heightening many of the other risks identified below and in the “Risk Factors” section of our 2019 10-K, such as those relating to our substantial amount of outstanding indebtedness.

We may not realize any or all of our estimated cost savings, which may have a negative effect on our results of operations.
We have identified several areas that present opportunities for cost savings and efficiencies to potentially improve our results of operations while our business is being impacted by the COVID-19 crisis, including initiatives related to reductions in fleet, staffing and compensation expense. The potential cost savings that have been estimated based on these opportunities are based on a number of assumptions and expectations which, if achieved, would improve our profitability and cash flows from operating activities. However, there can be no assurance that the expected results will be achieved. These and any future spend reductions, if any, may also negatively impact our other initiatives or our efforts to grow our business in a recovery, which may negatively impact our future results of operations and increase the burden on existing management, systems and resources. In addition, these cost savings may be negated or offset by unexpected or increased costs, including as a result of price declines in the used car market or the increased cost of insurance, among other things, which could impact the contribution of our fleet reduction initiatives.

We are dependent on a functioning used vehicle market and highly exposed to residual value risk in the event that vehicle prices decline, which may both be exacerbated by COVID-19.
We dispose of a significant number of vehicles in the used car market, including at wholesale automotive auctions, through sales to vehicle dealers, and directly to consumers. The COVID-19 crisis effectively closed many of the automotive auctions and vehicle dealerships across the globe, as well as retail locations that we operate directly. While such channels have reopened, they could be caused to shut down again in the future. Additionally, unprecedented increases in unemployment rates may severely impact vehicle demand from consumers and increase the number of loan and lease defaults, leading to repossessions which are typically sold by lenders in the wholesale market. Further, car manufacturers may increase incentives to stimulate new vehicle sales, which may depress used vehicle values. In the event our revenue declines do not significantly improve, we would attempt to further reduce the size of our global vehicle fleet. In such event, our competitors may likely also be attempting to sell vehicles. This confluence of events may lead to sharp and sustained declines in vehicle residual values, which may require increased compliance payments pursuant to our ABS securitization facility. In the event of extreme declines in residual values, the sale of vehicle inventory might result in no incremental recovery of our equity capital or even the requirement to fund additional capital to dispose of vehicles, or to choose to continue to keep idle vehicle fleet until demand or market values recover, which cannot be assured. The foregoing factors could have a material adverse impact on our business, financial position and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has authorized the repurchase of up to $1.8 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in August 2019. The Company’s stock repurchases may occur through open market purchases or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date. During the three months ended June 30, 2020, no common stock repurchases were made under the plan and 9,815 shares were withheld by the Company to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock unit awards.

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

AVIS BUDGET GROUP, INC.

Date:	July 29, 2020	/s/ Cathleen DeGenova
Cathleen DeGenova
Vice President and
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Avis Budget Group, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 5, 2006).
3.2	Amended and Restated By-Laws of Avis Budget Group, Inc. as of June 12, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated June 15, 2020).
4.1
Amendment No. 1, dated as of May 20, 2020, to Rights Agreement, dated as of January 27, 2020, between Avis Budget Group, Inc. and Computershare Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 20, 2020).

4.2
Indenture, dated May 12, 2020, by and among Avis Budget Car Rental, LLC, as issuer, Avis Budget Finance, Inc., as co-issuer, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 12, 2020).

4.3	Form of 10.500% Senior Secured Note due 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 12, 2020).
10.1
Amendment to the Senior Credit Agreement, dated April 27, 2020, by and among Avis Budget Car Rental, LLC, Avis Budget Holdings, LLC, Avis Budget Group, Inc., certain of Avis Budget Car Rental, LLC’s subsidiaries, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 27, 2020).

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