Form 10-Q
period 2020-09-30
AVIS BUDGET GROUP, INC.
filed 2020-10-30
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September-30-2020

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
The number of shares outstanding of the issuer’s common stock was 69,683,361 shares as of October 27, 2020.

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

•the further deterioration in general economic conditions due to COVID-19 or the future outbreak of any other highly infectious or contagious disease, which could be an indicator that our goodwill or other intangible assets are impaired and could result in a future impairment charge to earnings;

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$1,534	$2,753	$4,047	$7,010

Expenses
Operating	825	1,291	2,505	3,534
Vehicle depreciation and lease charges, net	256	551	1,089	1,579
Selling, general and administrative	166	350	549	947
Vehicle interest, net	77	90	247	261
Non-vehicle related depreciation and amortization	74	62	214	195
Interest expense related to corporate debt, net:
Interest expense	64	49	163	139
Early extinguishment of debt	2	10	9	10
Restructuring and other related charges	17	22	89	66
Transaction-related costs, net	—	—	3	6
Total expenses	1,481	2,425	4,868	6,737

Income (loss) before income taxes	53	328	(821)	273
Provision for (benefit from) income taxes	8	139	(227)	113

Net income (loss)	$45	$189	$(594)	$160

Comprehensive income (loss)	$74	$155	$(631)	$119

Earnings (loss) per share
Basic	$0.64	$2.52	$(8.40)	$2.12
Diluted	$0.63	$2.50	$(8.40)	$2.10
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,564	$686
Receivables, net	601	911
Other current assets	470	548
Total current assets	2,635	2,145

Property and equipment, net	692	792
Operating lease right-of-use assets	2,642	2,596
Deferred income taxes	1,443	1,662
Goodwill	1,112	1,101
Other intangibles, net	780	798
Other non-current assets	249	217
Total assets exclusive of assets under vehicle programs	9,553	9,311

Assets under vehicle programs:
Program cash	94	211
Vehicles, net	8,780	12,177
Receivables from vehicle manufacturers and other	499	778
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	670	649
	10,043	13,815
Total assets	$19,596	$23,126

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$2,147	$2,206
Short-term debt and current portion of long-term debt	19	19
Total current liabilities	2,166	2,225

Long-term debt	4,145	3,416
Long-term operating lease liabilities	2,166	2,140
Other non-current liabilities	764	757
Total liabilities exclusive of liabilities under vehicle programs	9,241	8,538

Liabilities under vehicle programs:
Debt	2,234	3,132
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	6,105	7,936
Deferred income taxes	1,685	2,189
Other	407	675
	10,431	13,932
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, respectively	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, respectively	1	1
Additional paid-in capital	6,672	6,741
Accumulated deficit	(1,380)	(785)
Accumulated other comprehensive loss	(194)	(157)
Treasury stock, at cost—67 and 63 shares, respectively	(5,175)	(5,144)
Total stockholders’ equity	(76)	656
Total liabilities and stockholders’ equity	$19,596	$23,126

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income (loss)	$(594)	160
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Vehicle depreciation	1,063	1,457
Amortization of right-of-use assets	710	752
(Gain) loss on sale of vehicles, net	(123)	(69)
Non-vehicle related depreciation and amortization	214	195
Stock-based compensation	6	18
Amortization of debt financing fees	24	23
Early extinguishment of debt costs	9	10
Net change in assets and liabilities:
Receivables	156	(65)
Income taxes and deferred income taxes	(239)	40
Accounts payable and other current liabilities	(59)	41
Operating lease liabilities	(707)	(746)
Other, net	172	115
Net cash provided by operating activities	632	1,931

Investing activities
Property and equipment additions	(75)	(178)
Proceeds received on asset sales	5	7
Net assets acquired (net of cash acquired)	(63)	(68)
Other, net	—	80
Net cash used in investing activities exclusive of vehicle programs	(133)	(159)

Vehicle programs:
Investment in vehicles	(4,749)	(10,621)
Proceeds received on disposition of vehicles	7,386	7,826
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(243)	(221)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	222	137
	2,616	(2,879)
Net cash provided by (used in) investing activities	2,483	(3,038)

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Financing activities
Proceeds from long-term borrowings	991	402
Payments on long-term borrowings	(303)	(427)
Issuance of common stock	15	—
Repurchases of common stock	(119)	(65)
Debt financing fees	(24)	(6)
Net cash provided by (used in) financing activities exclusive of vehicle programs	560	(96)

Vehicle programs:
Proceeds from borrowings	12,349	16,042
Payments on borrowings	(15,280)	(14,838)
Debt financing fees	(12)	(18)
	(2,943)	1,186
Net cash provided by (used in) financing activities	(2,383)	1,090

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	28	(10)

Net increase (decrease) in cash and cash equivalents, program and restricted cash	760	(27)
Cash and cash equivalents, program and restricted cash, beginning of period	900	735
Cash and cash equivalents, program and restricted cash, end of period	$1,660	$708
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2020	137.1	$1	$6,670	$(1,425)	$(223)	(67.4)	$(5,176)	$(153)

Comprehensive loss:
Net income	—	—	—	45	—	—	—
Other comprehensive income				—	29	—	—

Total comprehensive income								74

Net activity related to restricted stock units	—	—	2	—	—	—	1	3

Balance at September 30, 2020	137.1	$1	$6,672	$(1,380)	$(194)	(67.4)	$(5,175)	$(76)

Balance at June 30, 2019	137.1	$1	$6,723	$(1,116)	$(139)	(61.1)	$(5,093)	$376

Comprehensive income:
Net income	—	—	—	189	—	—	—
Other comprehensive loss	—	—	—	—	(34)	—	—

Total comprehensive income								155

Net activity related to restricted stock units	—	—	(3)	—	—	0.1	10	7
Option premiums paid	—	—	16	—	—	—	—	16
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	1	—
Repurchase of common stock	—	—	—	—	—	(2.1)	(59)	(59)

Balance at September 30, 2019	137.1	$1	$6,735	$(927)	$(173)	(63.1)	$(5,141)	$495

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	137.1	$1	$6,741	$(785)	$(157)	(63.2)	$(5,144)	$656

Cumulative effect of accounting change	—	—	—	(1)	—	—	—	(1)

Comprehensive loss:
Net loss	—	—	—	(594)	—	—	—
Other comprehensive loss	—	—	—	—	(37)	—	—

Total comprehensive loss								(631)

Non-controlling interest	—	—	(2)	—	—	—	—	(2)
Net activity related to restricted stock units	—	—	(82)	—	—	0.4	82	—
Issuance of common stock	—	—	15	—	—	0.4	—	15
Repurchase of common stock	—	—	—	—	—	(5.0)	(113)	(113)

Balance at September 30, 2020	137.1	$1	$6,672	$(1,380)	$(194)	(67.4)	$(5,175)	$(76)

Balance at December 31, 2018	137.1	$1	$6,771	$(1,091)	$(133)	(61.5)	$(5,134)	$414

Cumulative effect of accounting change	—	—	—	4	1	—	—	5

Comprehensive income:
Net income	—	—	—	160	—	—	—
Other comprehensive loss	—	—	—	—	(41)	—	—

Total comprehensive income								119

Net activity related to restricted stock units	—	—	(30)	—	—	0.4	46	16
Exercise of stock options	—	—	(5)	—	—	0.1	5	—
Activity related to employee stock purchase plan	—		(1)	—	—	—	1	—
Repurchase of common stock	—	—	—	—	—	(2.1)	(59)	(59)

Balance at September 30, 2019	137.1	$1	$6,735	$(927)	$(173)	(63.1)	$(5,141)	$495
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

The operating results of acquired businesses are included in the accompanying Consolidated Condensed Financial Statements from the dates of acquisition. The fair value of the assets acquired and liabilities assumed in connection with the Company’s 2019 acquisitions of various licensees has not yet been finalized; however, there have been no significant changes to the preliminary allocation of the purchase price during the nine months ended September 30, 2020.

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

Liquidity and Management’s Plans

The continuing cases of COVID-19 and the developments surrounding the global pandemic are having a material negative impact on all aspects of the Company’s business. Significant events affecting travel and the overall economy have historically had an impact on vehicle rental volumes, with the full extent of the impact generally determined by the length of time the event influences travel decisions as well as general economic conditions. The COVID-19 outbreak and resulting economic conditions have had, and the Company believes will continue to have, a significant adverse impact on its operations and vehicle rental volumes, and on its financial results and liquidity, and such negative impact may continue well beyond the containment of the outbreak.

The Company cannot assure its assumptions used to estimate its liquidity requirements will be correct because it has never previously experienced such a decrease in demand, and as a consequence, its ability to be predictive is uncertain. In addition, the duration of the global pandemic is uncertain. Therefore, the Company has taken, and plans to take further actions to manage its liquidity, including reducing capital expenditures, operating expenses and the number of vehicles in its fleet. The Company has no meaningful corporate debt maturities until 2023. The Company plans to finance the routine Asset Backed Securities (“ABS”) maturities with program cash on hand, available revolving debt capacity and fleet sales. As a result, based on current operational assumptions, the Company believes it has adequate liquidity beyond the next twelve months.

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

	As of September 30,
	2020	2019
Cash and cash equivalents	$1,564	$615
Program cash	94	89
Restricted cash (a)	2	4
Total cash and cash equivalents, program and restricted cash	$1,660	$708
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

Currency Transactions. The Company records the gain or loss on foreign-currency transactions on certain intercompany loans and the gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three months ended September 30, 2020 and 2019, the Company recorded an immaterial amount, in each period, related to such items. During the nine months ended September 30, 2020 and 2019, the Company recorded a loss of $5 million and a gain of $3 million, respectively, related to such items.

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

Investments. As of September 30, 2020 and December 31, 2019, the Company had equity method investments with a carrying value of $59 million and $56 million, respectively, which are recorded within other non-current assets. Earnings from the Company’s equity method investments are reported within operating expenses. For the three months ended September 30, 2020 and 2019, the Company recorded income of $3 million and $5 million, respectively related to its equity method investments, and for the nine months ended September 30, 2020 and 2019, the Company recorded income of $4 million and $9 million, respectively.

Nonmarketable Equity Securities. As of September 30, 2020 and December 31, 2019, the Company had nonmarketable equity securities with a carrying value of $8 million, respectively, which are recorded within other non-current assets. During the nine months ended September 30, 2019, the Company realized a $12 million gain from the sale of a nonmarketable equity security, which is recorded within operating expenses. No adjustments were made to the carrying amounts during the three months ended September 30, 2020 and 2019, and during the nine months ended September 30, 2020.

Revenues. Revenues are recognized under “Leases (Topic 842),” with the exception of royalty fee revenue derived from the Company’s licensees and revenue related to the Company’s customer loyalty program, which were approximately $30 million and $40 million during the three months ended September 30, 2020 and 2019, respectively, and $84 million and $103 million during the nine months ended September 30, 2020 and 2019, respectively.

The following table presents the Company’s revenues disaggregated by geography.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Americas	$1,114	$1,868	$2,936	$4,822
Europe, Middle East and Africa	363	742	879	1,747
Asia and Australasia	57	143	232	441
Total revenues	$1,534	$2,753	$4,047	$7,010

The following table presents the Company’s revenues disaggregated by brand.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Avis	$843	$1,580	$2,230	$4,008
Budget	539	950	1,425	2,417
Other	152	223	392	585
Total revenues	$1,534	$2,753	$4,047	$7,010
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

Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities

During first quarter 2020, the Company early adopted the Securities Exchange Commission’s, “Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities” rules, which simplify the disclosure requirements related to the Company’s registered securities under Rule 3-10 of Regulation S-X. The final rule also allows for the simplified disclosure to be included within Management’s Discussion and Analysis of Financial Condition and Results of Operations. During third quarter 2020, the Company redeemed its remaining $100 million of publicly registered debt securities (see Note 11—Long-term corporate debt and borrowing arrangements for details). The Company’s remaining outstanding debt securities were issued in private placements exempt from the registration requirements of the federal securities laws, and therefore, such disclosure is not required.

Recently Issued Accounting Pronouncements

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions and improving the application of existing guidance. ASU 2019-12 becomes effective for the Company on January 1, 2021. Early adoption is permitted. The Company is currently evaluating the impact of this accounting pronouncement on its Consolidated Condensed Financial Statements but does not expect it to have a material impact.

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

2.    Leases

The following table presents the Company’s lease revenues disaggregated by geography.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Americas	$1,099	$1,856	$2,896	$4,792
Europe, Middle East and Africa	350	717	843	1,684
Asia and Australasia	55	140	224	431
Total lease revenues	$1,504	$2,713	$3,963	$6,907
The following table presents the Company’s lease revenues disaggregated by brand.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Avis	$824	$1,559	$2,181	$3,953
Budget	532	935	1,401	2,379
Other	148	219	381	575
Total lease revenues	$1,504	$2,713	$3,963	$6,907
_______
Other includes Zipcar and other operating brands.

Lessee

The Company has operating and finance leases for rental locations, corporate offices, vehicle rental fleet and equipment. Many of the Company’s operating leases for rental locations contain concession agreements with various airport authorities that allow the Company to conduct its vehicle rental operations on site. In general, concession fees for airport locations are based on a percentage of total commissionable revenue as defined by each airport authority, some of which are subject to minimum annual guaranteed amounts. Concession fees other than minimum annual guaranteed amounts are not included in the measurement of operating lease Right of Use (“ROU”) assets and operating lease liabilities, and are recorded as variable lease expense as incurred. The Company’s operating leases for rental locations often also require the Company to pay or reimburse operating expenses.

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Property leases (a)
Operating lease expense	$130	$184	$443	$540
Variable lease expense	51	93	107	219
Total property lease expense	$181	$277	$550	$759
__________
(a)    Primarily included in operating expense and includes $11 million and $41 million of minimum annual guaranteed rent in excess of concession fees as defined in our rental concession agreement for the three and nine months ended September 30, 2020, respectively.

Supplemental balance sheet information related to leases is as follows:

	As of September 30, 2020	As of December 31, 2019
Property leases
Operating lease ROU assets	$2,642	$2,596

Short-term operating lease liabilities (a)	$501	$479
Long-term operating lease liabilities	2,166	2,140
Operating lease liabilities	$2,667	$2,619

Weighted average remaining lease term	8.7 years	8.9 years
Weighted average discount rate	4.01%	4.31%
_________
(a)    Included in Accounts payable and other current liabilities.

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2020	2019
Cash payments for lease liabilities within operating activities:
Property operating leases	$554	$564
Non-cash activities - increase (decrease) in ROU assets in exchange for lease liabilities:
Property operating leases (a)	588	149
_________
(a)For the nine months ended September 2019, ROU assets obtained in exchange for lease liabilities from initial recognition.

3.     Restructuring and Other Related Charges

Restructuring

During first quarter 2020, the Company initiated a global restructuring plan to reduce operating costs, such as headcount and facilities, due to declining reservations and revenue resulting from the COVID-19 outbreak (“2020 Optimization Plan”). During the nine months ended September 30, 2020, as part of this process, the Company formally communicated the termination of employment to approximately 3,600 employees, and as of September 30, 2020, the Company terminated approximately 3,500 of these employees. The Company expects further restructuring expense of approximately $7 million related to this initiative to be incurred in 2020.

During third quarter 2019, the Company initiated a restructuring plan to exit its operations in Brazil by closing rental facilities, disposing of assets and terminating personnel (“Brazil”). During the nine months ended September 30, 2020, as part of this initiative, the Company formally communicated the termination of employment to approximately 20 employees. The Company expects further restructuring expense of approximately $5 million to be incurred.

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

The following tables summarize the changes to our restructuring-related liabilities and identifies the amounts recorded within the Company’s reporting segments for restructuring charges and corresponding payments and utilizations:

		Americas	International	Total
Balance as of January 1, 2020		$2	$4	$6
Restructuring expense:
2020 Optimization Plan		26	33	59
Brazil		2	—	2
T19		4	—	4
Restructuring payment/utilization:
2020 Optimization Plan		(24)	(26)	(50)
Brazil		(2)	—	(2)
T19		(6)	(3)	(9)
Balance as of September 30, 2020		$2	$8	$10

	Personnel	Facility Related	Other (a)	Total
Balance as of January 1, 2020	$3	$1	$2	$6
Restructuring expense:
2020 Optimization Plan	56	1	2	59
Brazil	1	1	—	2
T19	—	—	4	4
Restructuring payment/utilization:
2020 Optimization Plan	(49)	—	(1)	(50)
Brazil	(1)	(1)	—	(2)
T19	(4)	—	(5)	(9)
Balance as of September 30, 2020	$6	$2	$2	$10
__________
(a)Includes expenses primarily related to the disposition of vehicles.

Other Related Charges

Limited Voluntary Opportunity Plan (“LVOP”)

During 2020, the Company offered a voluntary termination program to certain employees in field operations, shared services, and general and administrative functions for a limited time. These employees, if qualified, elected resignation from employment in return for enhanced severance benefits to be settled in cash. During the nine months ended September 30, 2020, the Company recorded other related charges of approximately $18 million in connection with the LVOP. As of September 30, 2020, approximately 400 qualified employees elected to participate in the plan and the employment of all participants had been terminated.

Officer Separation Costs

In August 2020, the Company announced the resignation of John F. North, III as the Company’s Chief Financial Officer. Following his post-resignation transition to an advisory position, Mr. North will continue to serve as a consultant through January 1, 2021. In connection with Mr. North’s departure, the Company recorded other related charges of approximately $3 million, inclusive of accelerated stock-based compensation expense for the three months ended September 30, 2020, and expects another $2 million to be incurred during the remainder of 2020 for the remaining portion of accelerated stock-based compensation expense.

In March 2020, the Company announced the departure of Michael K. Tucker as Executive Vice President, General Counsel effective March 27, 2020. In connection with Mr. Tucker’s separation, the Company recorded other related charges of approximately $2 million for the nine months ended September 30, 2020.

In March 2019, the Company announced the resignation of Mark J. Servodidio as the Company’s President, International effective June 14, 2019. In connection with Mr. Servodidio’s departure, the Company recorded other related charges of approximately $3 million, inclusive of accelerated stock-based compensation expense for the nine months ended September 30, 2019.

In May 2019, the Company announced the resignation of Larry D. De Shon as the Company’s President and Chief Executive Officer. Mr. De Shon continued to serve in his role until December 31, 2019. In connection with Mr. De Shon’s departure, the Company recorded other related charges of approximately $1 million for consulting fees and $12 million for severance, inclusive of accelerated stock-based compensation expense, for the nine months ended September 30, 2020 and 2019, respectively.

4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) for basic and diluted EPS	$45	$189	$(594)	$160

Basic weighted average shares outstanding	69.7	75.2	70.8	75.6
Options and non-vested stock (a)	0.5	0.5	—	0.6
Diluted weighted average shares outstanding	70.2	75.7	70.8	76.2

Earnings (Loss) per share:
Basic	$0.64	$2.52	$(8.40)	$2.12
Diluted	$0.63	$2.50	$(8.40)	$2.10
__________
(a)For the three months ended September 30, 2020 and 2019, 0.2 million and 0.4 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. For the nine months ended September 30, 2020 and 2019, 1.4 million and 0.5 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

5.     Acquisitions

    Avis and Budget Licensees

During the nine months ended September 30, 2020, the Company completed the acquisitions of various licensees in North America and Europe, for approximately $28 million, plus $21 million for acquired fleet. These investments were in-line with the Company’s strategy to re-acquire licensees when advantageous to expand its footprint of Company-operated locations. The acquired fleet was financed under the Company’s existing financing arrangements. In connection with these acquisitions, approximately $26 million was recorded in other intangibles related to license agreements. The license agreements are being amortized over a weighted average useful life of approximately two years. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

6.    Other Current Assets

Other current assets consisted of:

	As of September 30, 2020	As of December 31, 2019
Prepaid expenses	$177	$234
Sales and use taxes	147	173
Other	146	141
Other current assets	$470	$548

7.    Intangible Assets

Intangible assets consisted of:

	As of September 30, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$271	$136	$135	$241	$108	$133
Customer relationships	261	186	75	255	165	90
Other	52	30	22	50	25	25
Total	$584	$352	$232	$546	$298	$248

Unamortized Intangible Assets
Goodwill	$1,112			$1,101
Trademarks	$548			$550
For the three months ended September 30, 2020 and 2019, amortization expense related to amortizable intangible assets was approximately $17 million and $13 million, respectively. For the nine months ended September 30, 2020 and 2019, amortization expense related to amortizable intangible assets was approximately $46 million and $44 million, respectively. Based on the Company’s amortizable intangible assets at September 30, 2020, the Company expects amortization expense of approximately $18 million for the remainder of 2020, $64 million for 2021, $33 million for 2022, $25 million for 2023, $22 million for 2024 and $16 million for 2025, excluding effects of currency exchange rates.

8.    Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	September 30,	December 31,
	2020	2019
Rental vehicles	$9,826	$13,461
Less: Accumulated depreciation	(1,331)	(1,621)
	8,495	11,840
Vehicles held for sale	285	337
Vehicles, net	$8,780	$12,177

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation expense	$315	$516	$1,063	$1,457
Lease charges	50	72	149	191
(Gain) loss on sale of vehicles, net	(109)	(37)	(123)	(69)
Vehicle depreciation and lease charges, net	$256	$551	$1,089	$1,579

At September 30, 2020 and 2019, the Company had payables related to vehicle purchases included in liabilities under vehicle programs - other of $213 million and $297 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $357 million and $693 million, respectively.

9.    Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2020 was a benefit of 27.6%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to foreign taxes on our

International operations and state taxes.

The Company’s effective tax rate for the nine months ended September 30, 2019 was a provision of 41.4%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to foreign taxes on our International operations, state taxes and a one-time net tax benefit from the sale of an equity investment in China during the second quarter of 2019.

10.    Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	September 30,	December 31,
	2020	2019
Short-term operating lease liabilities	$501	$479
Accounts payable	404	378
Accrued sales and use taxes	249	223
Public liability and property damage insurance liabilities – current	179	178
Accrued advertising and marketing	145	191
Accrued payroll and related	131	195
Other	538	562
Accounts payable and other current liabilities	$2,147	$2,206

11.    Long-term Corporate Debt and Borrowing Arrangements

Long-term corporate debt and borrowing arrangements consisted of:

		As of	As of
	Maturity Date	September 30,	December 31,
		2020	2019
5½% Senior Notes	April 2023	$—	$200
6⅜% Senior Notes	April 2024	350	350
4⅛% euro-denominated Senior Notes	November 2024	352	336
5¼% Senior Notes	March 2025	375	375
4½% euro-denominated Senior Notes	May 2025	293	280
10½% Senior Secured Notes	May 2025	486	—
4¾% euro-denominated Senior Notes	January 2026	410	393
5¾% Senior Notes	July 2027	723	400
Floating Rate Term Loan (a)	August 2027	1,201	1,112
Other (b)		24	28
Deferred financing fees		(50)	(39)
Total		4,164	3,435
Less: Short-term debt and current portion of long-term debt		19	19
Long-term debt		$4,145	$3,416
__________
(a)The floating rate term loan is part of the Company’s senior revolving credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of September 30, 2020, the floating rate term loan due 2027 bears interest at one-month LIBOR plus 225 basis points, for an aggregate rate of 2.40%. The Company has entered into a swap to hedge $700 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 4.58%.
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

In August 2020, the Company issued $350 million of additional 5¾% Senior Notes due July 2027, at 92% of face value, under the indenture governing our existing 5¾% Senior Notes. The notes are guaranteed on a senior unsecured basis by the Company and certain of its subsidiaries. The Company used the proceeds from this offering to redeem the outstanding $100 million in aggregate principal amount of its 5½% Senior Notes due 2023, with the remainder being used for general corporate purposes.

Committed Credit Facilities and Available Funding Arrangements

At September 30, 2020, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2023 (a)	$1,800	$—	$982	$818
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

Debt Covenants

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facilities also contain a consolidated first lien leverage ratio requirement which has been amended to provide a holiday from such leverage covenant through June 30, 2021 (See Note 1 – Basis of Presentation). As of September 30, 2020, the Company was in compliance with the financial covenants governing its indebtedness.

12.    Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	September 30,	December 31,
	2020	2019
Americas - Debt due to Avis Budget Rental Car Funding	$6,144	$7,975
Americas - Debt borrowings	634	827
International - Debt borrowings	1,449	2,100
International - Finance leases	157	215
Deferred financing fees (a)	(45)	(49)
Total	$8,339	$11,068
__________
(a)Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of September 30, 2020 and December 31, 2019 were $39 million and $40 million, respectively

In January 2020, the Company’s Avis Budget Rental Car Funding subsidiary issued approximately $700 million in asset-backed notes with an expected final payment date of August 2025, incurring interest at a weighted average rate of 2.42%.

In August 2020, the Company’s Avis Budget Rental Car Funding subsidiary issued approximately $650 million in asset-backed notes with an expected final payment date of February 2026, incurring interest at a weighted average rate of 2.28%.

Debt Maturities

The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at September 30, 2020.

Debt under Vehicle Programs (a)
Within 1 year (b)	$2,588
Between 1 and 2 years (c)	2,038
Between 2 and 3 years	1,186
Between 3 and 4 years	1,430
Between 4 and 5 years	1,049
Thereafter	93
Total	$8,384
__________
(a)    Vehicle-backed debt primarily represents asset-backed securities.
(b)    Includes $1.5 billion of bank and bank-sponsored facilities.
(c)    Includes $0.5 billion of bank and bank-sponsored facilities.

Committed Credit Facilities and Available Funding Arrangements

As of September 30, 2020, available funding under the Company’s vehicle programs, including related party debt due to Avis Budget Rental Car Funding, consisted of:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding	$8,894	$6,144	$2,750
Americas - Debt borrowings	719	634	85
International - Debt borrowings	2,859	1,449	1,410
International - Finance leases	219	157	62
Total	$12,691	$8,384	$4,307
__________
(a)    Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)    The outstanding debt is collateralized by vehicles and related assets of $6.9 billion for Americas - Debt due to Avis Budget Rental Car Funding; $0.9 billion for Americas - Debt borrowings; $1.7 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants

The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of September 30, 2020, the Company is not aware of any instances of non-compliance with any of the financial covenants contained in the debt agreements under its vehicle-backed funding programs.

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

In February 2017, following a state court trial in Georgia, a jury found the Company liable for damages in a case brought by a plaintiff who was injured in a vehicle accident allegedly caused by an employee of an independent contractor of the Company who was acting outside of the scope of employment. In fourth quarter 2019, the Company appealed both verdicts resulting in a reversal of the opinions rendered. The plaintiffs filed a petition to have the Georgia Supreme Court review the state appellate court’s reversal of the opinion, which petition has been granted. The Company has recognized a liability related to these cases, net of recoverable insurance proceeds, of approximately $12 million.

The Company is currently involved, and in the future may be involved, in claims, legal proceedings and governmental inquiries that are incidental to its vehicle rental and car sharing operations, including, among others, contract and licensee disputes, competition matters, employment and wage-and-hour claims, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. The Company estimates that the potential exposure resulting from adverse outcomes of current legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $40 million in excess of amounts accrued as of September 30, 2020. The Company does not believe that the impact should result in a material liability to the Company in relation to its consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $3.4 billion of vehicles from manufacturers over the next 12 months, a $4.3 billion decrease compared to December 31, 2019, financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations

Concentrations of credit risk at September 30, 2020 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $25 million and $15 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

14.    Stockholders’ Equity

Share Repurchases

The Company’s Board of Directors has authorized the repurchase of up to $1.8 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in August 2019. During the first quarter of 2020, the Company repurchased approximately 5.0 million shares of common stock at a cost of approximately $113 million at an average price of $22.49 under the program. As of September 30, 2020, approximately $76 million of authorization remains available to repurchase common stock under this plan.

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

The components of other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$45	$189	$(594)	$160
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $12, $(12), $12, and $(14), respectively)	35	(31)	(9)	(21)
Net unrealized gain (loss) on cash flow hedges (net of tax of $3, $2, $12, and $9, respectively)	(7)	(4)	(33)	(25)
Minimum pension liability adjustment (net of tax of $(1), $(1), $(1), and $(1), respectively)	1	1	5	5
	29	(34)	(37)	(41)
Comprehensive income (loss)	$74	$155	$(631)	$119
__________
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(a)	Minimum Pension Liability Adjustment(b)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2020	$9	$(20)	$(146)	$(157)
Other comprehensive income (loss) before reclassifications	(9)	(38)	1	(46)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	4	9
Net current-period other comprehensive income (loss)	(9)	(33)	5	(37)
Balance, September 30, 2020	$—	$(53)	$(141)	$(194)

Balance, December 31, 2018	$(3)	$2	$(132)	$(133)
Cumulative effect of accounting change	—	1	—	1
Balance, January 1, 2019	$(3)	$3	$(132)	$(132)
Other comprehensive income (loss) before reclassifications	(21)	(23)	1	(43)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2)	4	2
Net current-period other comprehensive income (loss)	(21)	(25)	5	(41)
Balance, September 30, 2019	$(24)	$(22)	$(127)	$(173)

__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include a $47 million gain, net of tax, as of September 30, 2020 related to the Company’s hedge of its net investment in euro-denominated foreign operations (see Note 16–Financial Instruments).
(a)For the three and nine months ended September 30, 2020, the amount reclassified from accumulated other comprehensive income (loss) into corporate interest expense was $3 million ($3 million, net of tax) and $5 million ($4 million, net of tax), respectively. For the three and nine months ended September 30, 2020, the amount reclassified from accumulated other comprehensive income (loss) into vehicle interest expense was $1 million ($0 million, net of tax) and $2 million ($1 million, net of tax), respectively. For the three and nine months ended September 30, 2019, the amount reclassified from accumulated other comprehensive income (loss) in corporate interest expense was $1 million ($0 million, net of tax) and $4 million ($2 million, net of tax), respectively.
(b)For the three and nine months ended September 30, 2020, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $2 million ($1 million, net of tax) and $6 million ($4 million, net of tax), respectively. For the three and nine months ended September 30, 2019, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $2 million ($1 million, net of tax) and $6 million ($4 million, net of tax), respectively.

15.    Stock-Based Compensation

The Company recorded stock-based compensation expense of $4 million and $6 million ($3 million and $5 million, net of tax) during the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, the company recorded stock-based compensation expenses of $6 million and $18 million ($4 million and $14 million, net of tax), respectively.

In June 2020, the Company granted market-based restricted stock units (“RSUs”) that vest based on absolute stock price attainment. The grant date fair value of this award is estimated using a Monte Carlo simulation model. The weighted average assumptions used in the model are as follows:

Nine Months Ended September 30, 2020
Expected volatility of stock price	91%
Risk-free interest rate	0.18%
Valuation period	3 years
Dividend yield	—%

The activity related to RSUs consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2020	847	$36.99
Granted (a)	798	23.14
Vested (b)	(420)	37.82
Forfeited	(81)	32.90
Outstanding and expected to vest at September 30, 2020 (c)	1,144	$27.31	1.2	$30
Performance-based and market-based RSUs
Outstanding at January 1, 2020	1,061	$38.89
Granted (a)	553	21.06
Vested (b)	(73)	36.64
Forfeited	(424)	35.15
Outstanding at September 30, 2020	1,117	$31.64	1.7	$29
Outstanding and expected to vest at September 30, 2020 (c)	38	$20.70	2.7	$1
__________
(a)Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs and performance-based and market-based RSUs granted during the nine months ended September 30, 2019 was $34.17 and $34.56, respectively.

(b)The total fair value of RSUs vested during September 30, 2020 and 2019 was $19 million and $18 million, respectively.
(c)Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $23 million and will be recognized over a weighted average vesting period of 1.3 years.

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

Interest Rate Risk. The Company uses various hedging strategies including interest rate swaps and interest rate caps to create what it deems an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps and interest rate caps to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. The Company records the changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. The Company records the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, currently in earnings and are presented in the same line of the income statement expected for the hedged item. The Company estimates that approximately $18 million of losses currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.

Commodity Risk. The Company periodically enters into derivative commodity contracts to manage its exposure to changes in the price of gasoline. These instruments were designated as freestanding derivatives and the changes in fair value are recorded in earnings and are presented in the same line of the income statement expected for the hedged item.

The Company held derivative instruments with absolute notional values as follows:

As of September 30, 2020
Foreign exchange contracts	$1,309
Interest rate caps (a)	8,552
Interest rate swaps	1,950

Commodity contracts (millions of gallons of unleaded gasoline)	5
__________
(a)Represents $5.8 billion of interest rate caps sold, partially offset by approximately $2.8 billion of interest rate caps purchased. These amounts exclude $3.0 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary as it is not consolidated by the Company.

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of September 30, 2020		As of December 31, 2019
	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	$—	$72	$—	$27

Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	2	4	5	10
Interest rate caps (c)	—	—	—	1
Commodity contracts (b)	—	1	—	—
Total	$2	$77	$5	$38
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
(b)Included in other current assets or other current liabilities.
(c)Included in assets under vehicle programs or liabilities under vehicle programs.

The effects of derivatives recognized in the Company’s Consolidated Condensed Financial Statements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$(7)	$(4)	$(33)	$(25)
Euro-denominated notes (c)	(32)	32	(34)	37
Derivatives not designated as hedging instruments (d)
Foreign exchange contracts (e)	(12)	10	14	21
Interest rate caps (f)	(1)	—	(2)	—
Commodity contracts (g)	1	(1)	(6)	3
Total	$(51)	$37	$(61)	$36
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
(e)For the three months ended September 30, 2020, included a $10 million loss in interest expense and a $2 million loss in operating expense and for the nine months ended September 30, 2020, included a $18 million gain in interest expense and $4 million loss in operating expense. For the three months ended September 30, 2019, included $9 million gain in interest expense and a $1 million gain in operating expense and for the nine months ended September 30, 2019, included a $20 million gain in interest expense and a $1 million gain in operating expense.
(f)Included primarily in vehicle interest, net.
(g)Included in operating expense.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments were as follows:

	As of September 30, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$19	$17	$19	$19
Long-term debt	4,145	3,920	3,416	3,572

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$6,105	$6,312	$7,936	$8,077
Vehicle-backed debt	2,231	2,240	3,129	3,142
Interest rate swaps and interest rate caps (a)	3	3	3	3
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

Management evaluates the operating results of each of its reportable segments based upon revenues and “Adjusted EBITDA,” which the Company defines as income (loss) from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net, charges for unprecedented personal-injury legal matters, non-operational charges related to shareholder activist activity, gain on sale of equity method investment in China, COVID-19 charges and income taxes. Net charges for unprecedented personal-injury legal matters and gain on sale of equity method investment in China are recorded within operating expenses in the Company’s Consolidated Condensed Statement of Comprehensive Income. Non-operational charges related to shareholder activist activity include third party advisory, legal and other professional service fees and are recorded within selling, general and administrative expenses in the Company’s Consolidated Condensed Statement of Comprehensive Income. COVID-19 charges include unusual, direct and incremental costs due to the COVID-19 global pandemic such as minimum annual guaranteed rent in excess of concession fees for the period, overflow parking for idle vehicles and related shuttling costs, incremental cleaning supplies to sanitize vehicles and facilities, and losses associated with vehicles damaged in overflow parking lots, net of insurance proceeds, and are primarily recorded within operating expenses in the Company’s Consolidated Condensed Statement of Comprehensive Income. The Company has revised its definition of Adjusted EBITDA to exclude COVID-19 charges. The Company has not revised prior years' Adjusted EBITDA amounts because there were no other charges similar in nature to these. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

		Three Months Ended September 30,
		2020		2019
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$1,114	$222	$1,868	$321
	International	420	6	885	169
	Corporate and Other (a)	—	(8)	—	(19)
Total Company		$1,534	$220	$2,753	$471

Reconciliation of Adjusted EBITDA to income (loss) before income taxes
			2020		2019
	Adjusted EBITDA		$220		$471
Less:	Non-vehicle related depreciation and amortization		74		62
	Interest expense related to corporate debt, net:
	Interest expense		64		49
	Early extinguishment of debt		2		10
	Restructuring and other related charges		17		22
	COVID-19 charges (b)		10		—
	Income before income taxes		$53		$328
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)For three months ended September 30, 2020 consists of $8 million within operating expenses, $1 million within selling, general and administrative expenses and $1 million within vehicle depreciation and lease charges, net. Primarily consisting of $18 million of incremental cleaning supplies to sanitize vehicles and facilities, and overflow parking for idle vehicles and related shuttling costs, $11 million of minimum annual guaranteed rent in excess of concession fees and ($19 million) associated with vehicles damaged in overflow parking lots, net of insurance proceeds.

		Nine Months Ended September 30,
		2020		2019
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$2,936	$(41)	$4,822	$508
	International	1,111	(174)	2,188	187
	Corporate and Other (a)	—	(34)	—	(50)
Total Company		$4,047	$(249)	$7,010	$645

Reconciliation of Adjusted EBITDA to income (loss) before income taxes
			2020		2019
	Adjusted EBITDA		$(249)		$645
Less:	Non-vehicle related depreciation and amortization		214		195
	Interest expense related to corporate debt, net:
	Interest expense		163		139
	Early extinguishment of debt		9		10
	COVID-19 charges (b)		90		—
	Restructuring and other related charges		89		66
	Non-operational charges related to shareholder activist activity (c)		4		—
	Transaction-related costs, net		3		6
	Gain on sale of equity method investment in China (d)		—		(44)
	Income (loss) before income taxes		$(821)		$273

__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.

(b)Nine months ended September 30, 2020 consists of $87 million within operating expenses, $2 million within selling, general and administrative expenses and $1 million within vehicle depreciation and lease charges, net. Primarily consisting of $41 million of minimum annual guaranteed rent in excess of concession fees, $35 million of incremental cleaning supplies to sanitize vehicles and facilities, and overflow parking for idle vehicles and related shuttling costs and $14 million of losses associated with vehicles damaged in overflow parking lots, net of insurance proceeds, .
(c)Reported within selling, general and administrative expenses.
(d)Reported within operating expenses.

Since December 31, 2019, there have been no significant changes in segment assets exclusive of assets under vehicle programs. As of September 30, 2020 and December 31, 2019, Americas’ segment assets under vehicle programs were approximately $7.8 billion and $10.5 billion, respectively, and International segment assets under vehicle programs were approximately $2.2 billion and $3.3 billion, respectively. The changes in assets under vehicle programs is primarily due to the reduction of vehicles in response to the COVID-19 pandemic.

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

Significant events affecting travel, have historically had an impact on vehicle rental volumes, with the full extent of the impact generally determined by the length of time the event influences travel decisions. COVID-19 and the resulting economic conditions have had, and we believe will continue to have, a significant negative impact on our operations and vehicle rental volumes and consequently our financial results, and such negative impact may continue well beyond the containment of this outbreak. In particular:

•Reservation volume thus far in 2020 is significantly behind prior year on a comparable basis as a result of the effects of COVID-19, which impacted our peak summer season. We are not able to predict the impact that the COVID-19 pandemic may have on the seasonality of our business and cannot predict the travel volume for the holidays, particularly if the pandemic's effects increase as the winter season approaches.

•The used vehicle market was significantly disrupted in the first half of the second quarter, impacting our ability to dispose of used vehicles as a result of COVID-19. Beginning in the second half of the second quarter and continuing throughout the third quarter, the used car market improved significantly. If there are further disruptions due to COVID-19, we may experience a reduction in residual values for risk vehicles in our fleet which could cause us to sustain a substantial loss on the ultimate sale of such vehicles or require us to depreciate those vehicles at a more accelerated rate than we have anticipated. If our ability to sell vehicles in the used vehicle market becomes severely limited again, we may have difficulty meeting collateral requirements due under our asset-backed financing facilities.

•In April 2020, Moody’s and S&P Global (the “Rating Agencies”) downgraded our long-term corporate debt rating. If we were to experience a further downgrade, this could negatively impact our ability to respond to adverse changes in general economic, industry and competitive conditions, as well as changes in government regulation and changes to our business.

•As a result of decreased rental volume, we have parked our vehicles in overflow parking lots. In April 2020, we experienced a fire at an overflow parking lot near Southwest Florida International Airport. As a result, we have lost vehicles with an estimated carrying value of approximately $50 million. We realized a loss of approximately $10 million related to this incident, which has been treated as COVID-19 charges and excluded from Adjusted EBITDA. We could experience similar casualty losses in other overflow parking lots.

•We have taken cost removal and mitigation actions by eliminating all non-essential capital and operating expenditures and we are continuing to negotiate with partners and suppliers for further reductions. Expenses for the first nine months of 2020 reflect the reduction or furlough of a large part of our global workforce, reduction of base compensation at the level of vice presidents and above, frozen merit increases, elimination of our 401(k) match for highly compensated employees, and cancellation of future hiring. We aggressively reduced the size of our global fleet beginning in March and ended September with 30% fewer units than the prior year. Our vehicle dispositions will occur through both traditional methods and by utilizing our alternative distribution strategy by selling directly to dealers and consumers. Finally, we have negotiated a significant number of new vehicle cancellations to improve utilization and shrink the fleet size.

The momentum from the second quarter carried into the third quarter, during which we generated revenues of $1,534 million, net income of $45 million and Adjusted EBITDA of $220 million. These results were driven by ongoing cost removal and mitigation actions of another approximately $1 billion in savings for the quarter and improved residual values, which resulted from a strong used car market. Our per-unit fleet costs per month, excluding exchange rate effects, decreased to $163, or 35%, compared to third quarter 2019. Rental volumes improved by 60% compared to the previous quarter. Our utilization was 60.6% showing our ability to align our fleet with demand, which is a 25.5 point improvement compared to the previous quarter, and ended September 2020 at 63.1%. Although our revenues are significantly down compared to the prior year, we have taken positive actions to weather the crisis. We continue to look for ways to capitalize on the changes prompted by the pandemic and to expand our business in a post-COVID-19 environment. Although we have seen significant improvement, these trends could be hindered if a another wave of the virus were to impact the economy.

We have never previously experienced such a decrease in demand, and as a result, our ability to be predictive regarding the impact of such a decrease is uncertain. In addition, the duration of the global pandemic is uncertain. As a consequence, we cannot estimate the impact on our business, financial condition or forecast financial or operational results with reasonable certainty. Our results of operations, financial condition, and cash flows were impacted during the three and nine months ended September 30, 2020, by the ongoing COVID-19 pandemic. The trends and results for the three and nine months ended September 30, 2020 may not be indicative of results that may be expected in the future due to uncertainty regarding the extent and duration of the COVID-19 pandemic.

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

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenues and “Adjusted EBITDA,” which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net, charges for unprecedented personal-injury legal matters, non-operational charges related to shareholder activist activity, gain on sale of equity method investment in China, COVID-19 charges and income taxes. Net charges for unprecedented personal-injury legal matters and gain on sale of equity method investment in China are recorded within operating expenses in our consolidated condensed results of operations. Non-operational charges related to shareholder activist activity include third party advisory, legal and other professional service fees and are recorded within selling, general and administrative expenses in our consolidated condensed results of operations. COVID-19 charges include unusual, direct and incremental costs due to the COVID-19 global pandemic such as minimum annual guaranteed rent in excess of concession fees for the period, overflow parking for idle vehicles and related shuttling costs, incremental cleaning supplies to sanitize vehicles and facilities, and losses associated with vehicles damaged in overflow parking lots, net of insurance proceeds, and are primarily recorded within operating expenses in our consolidated condensed results of operations. We have revised our definition of Adjusted EBITDA to exclude COVID-19 charges. We did not revise prior years' Adjusted EBITDA amounts because there were no other charges similar in nature to these. We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our operating businesses and in comparing our results from period to period. We also believe that Adjusted EBITDA is useful to investors because it allows them to assess our results of operations and financial condition on the same basis that management uses internally. Adjusted EBITDA is a non-GAAP measure and should not be considered in isolation or as a substitute for net income or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

During the nine months ended September 30, 2020:

•Our revenues totaled $4.0 billion and decreased 42% compared to the similar period in 2019, primarily due to reduced rental volume due to impacts directly related to COVID-19.

•Our net loss was $594 million and our Adjusted EBITDA loss was $249 million, representing losses of $754 million and $894 million year-over-year, respectively, primarily due to impacts directly related to COVID-19, partially offset by an 18% decrease in per-unit fleet costs.

•We repurchased $113 million of our common stock at an average price of $22.49, reducing our shares outstanding by approximately 5.0 million shares, or 7%.

•We acquired various licensees in the United States and Europe.

Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019

Our consolidated condensed results of operations comprised the following:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues	$1,534	$2,753	$(1,219)	(44%)

Expenses
Operating	825	1,291	(466)	(36%)
Vehicle depreciation and lease charges, net	256	551	(295)	(54%)
Selling, general and administrative	166	350	(184)	(53%)
Vehicle interest, net	77	90	(13)	(14%)
Non-vehicle related depreciation and amortization	74	62	12	19%
Interest expense related to corporate debt, net:
Interest expense	64	49	15	31%
Early extinguishment of debt	2	10	(8)	(80%)
Restructuring and other related charges	17	22	(5)	(23%)
Total expenses	1,481	2,425	(944)	(39%)

Income before income taxes	53	328	(275)	(84%)
Provision for income taxes	8	139	(131)	(94%)

Net income	$45	$189	$(144)	(76%)
__________
n/m    Not meaningful.

Revenues decreased during the three months ended September 30, 2020 compared to the similar period in 2019, primarily due to a 42% decrease in volume and a 5% decrease in revenue per day excluding exchange rate movements as a result of the impact of COVID-19, partially offset by a $15 million positive impact from currency exchange rate movements. Total expenses decreased during the three months ended September 30, 2020, compared to the similar period in 2019, primarily due to strategic cost reduction initiatives and reduced operational activities as a result of the impact of COVID-19.

Operating expenses increased to 53.8% of revenue during the three months ended September 30, 2020 compared to 46.9% during the similar period in 2019, primarily due to impacts directly related to COVID-19. Vehicle depreciation and lease charges decreased to 16.7% of revenue during the three months ended September 30, 2020 compared to 20.0% during the similar period in 2019, primarily due to 35% lower per-unit fleet costs per month, excluding exchange rate effects. Selling, general and administrative costs decreased to 10.8% of revenue during the three months ended September 30, 2020 compared to 12.7% during the similar period in 2019, primarily due to strategic cost reduction initiatives to right size the business. Vehicle interest costs increased to 5.1% of revenue during the three months ended September 30, 2020 compared to 3.3% during the similar period in 2019, primarily due to impacts directly related to COVID-19.

Our effective tax rates were a provision of 15% and 42% for the three months ended September 30, 2020 and 2019, respectively. As a result of these items, our net income decreased by $144 million compared to the similar period in 2019. For the three months ended September 30, 2020 and 2019, the Company reported income of $0.63 and $2.50 per diluted share, respectively.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,
	2020		2019
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$1,114	$222	$1,868	$321
International	420	6	885	169
Corporate and Other (a)	—	(8)	—	(19)
Total Company	$1,534	$220	$2,753	$471

	Reconciliation to Adjusted EBITDA
			2020	2019
Net income			$45	$189
Provision for income taxes			8	139
Income before income taxes			53	328

Add:	Non-vehicle related depreciation and amortization		74	62
Interest expense related to corporate debt, net:
Interest expense			64	49
Early extinguishment of debt			2	10
Restructuring and other related charges			17	22
COVID-19 charges (b)			10	—
Adjusted EBITDA			$220	$471
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)For three months ended September 30, 2020, consists of $8 million within operating expenses, $1 million within selling, general and administrative expenses and $1 million within vehicle depreciation and lease charges, net in our consolidated condensed results of operations. Primarily consisting of $18 million of incremental cleaning supplies to sanitize vehicles and facilities, and overflow parking for idle vehicles and related shuttling costs, $11 million of minimum annual guaranteed rent in excess of concession fees and $(19) million associated with vehicles damaged in overflow parking lots, net of insurance proceeds.

Americas

	Three Months Ended September 30,
	2020	2019	% Change
Revenues	$1,114	$1,868	(40%)
Adjusted EBITDA	222	321	(31%)

Revenues decreased 40% during the three months ended September 30, 2020 compared to the similar period in 2019, primarily due to a 39% decrease in volume and 3% lower revenue per day as a result of the impacts of COVID-19.

Operating expenses increased to 51.0% of revenue during the three months ended September 30, 2020 compared to 46.9% during the similar period in 2019, primarily due to impacts directly related to COVID-19. Vehicle depreciation and lease charges decreased to 14.8% of revenue during the three months ended September 30, 2020 compared to 20.1% during the similar period in 2019, primarily due to 43% lower per-unit fleet costs. Selling, general and administrative costs decreased to 8.3% of revenue during the three months ended September 30, 2020 compared to 11.8% during the similar period in 2019, primarily due to strategic cost reduction initiatives to right size the business. Vehicle interest costs increased to 5.8% of revenue during the three months ended September 30, 2020 compared to 4.0% during the similar period in 2019, primarily due to impacts directly related to COVID-19.

Adjusted EBITDA was $99 million lower during the three months ended September 30, 2020 compared to the similar period in 2019, primarily due to lower revenues directly related to COVID-19, partially offset by a decrease in per-unit fleet costs.

International

	Three Months Ended September 30,
	2020	2019	% Change
Revenues	$420	$885	(53%)
Adjusted EBITDA	6	169	(96%)

Revenues decreased 53% during the three months ended September 30, 2020, compared to the similar period in 2019, primarily due to a 47% decrease in volume and a 14% decrease in revenue per day excluding exchange rate movements as a result of the impacts of COVID-19, partially offset by $17 million positive impact from currency exchange rate movements.

Operating expenses increased to 61.5% of revenue during the three months ended September 30, 2020 compared to 46.8% during the similar period in 2019. Vehicle depreciation and lease charges increased to 21.6% of revenue during the three months ended September 30, 2020 compared to 19.8% during the similar period in 2019. Selling, general and administrative costs increased to 15.1% of revenue during the three months ended September 30, 2020 compared to 12.5% during the similar period in 2019. Vehicle interest costs increased to 3.0% of revenue during the three months ended September 30, 2020 compared to 1.8% during the similar period in 2019. During the three months ended September 30, 2020, all expenses increased as a percentage of revenue as a result of the impact of COVID-19, partially offset by strategic cost reduction initiatives to right size the business.

Adjusted EBITDA was $163 million lower in third quarter 2020 compared to the similar period in 2019, primarily due to lower revenues directly related to COVID-19, partially offset by a 16% decrease in per-unit fleet costs excluding exchange rate effects.

Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019

Our consolidated condensed results of operations comprised the following:

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues	$4,047	$7,010	$(2,963)	(42%)

Expenses
Operating	2,505	3,534	(1,029)	(29%)
Vehicle depreciation and lease charges, net	1,089	1,579	(490)	(31%)
Selling, general and administrative	549	947	(398)	(42%)
Vehicle interest, net	247	261	(14)	(5%)
Non-vehicle related depreciation and amortization	214	195	19	10%
Interest expense related to corporate debt, net:
Interest expense	163	139	24	17%
Early extinguishment of debt	9	10	(1)	(10%)
Restructuring and other related charges	89	66	23	35%
Transaction-related costs, net	3	6	(3)	(50%)
Total expenses	4,868	6,737	(1,869)	(28%)

Income (loss) before income taxes	(821)	273	(1,094)	n/m
Provision for (benefit from) income taxes	(227)	113	(340)	n/m

Net income (loss)	$(594)	$160	$(754)	n/m
__________
n/m    Not meaningful.

Revenues decreased during the nine months ended September 30, 2020 compared to the similar period in 2019, primarily as a result of a 38% decrease in volume and a 7% decrease in revenue per day excluding exchange rate movements as a result of the impact of COVID-19, and a $13 million negative impact from currency exchange rate movements. Total expenses decreased during the nine months ended September 30, 2020 compared to the similar period in 2019, primarily due to strategic cost reduction initiatives and reduced operational activities as a result of the impact of COVID-19.

Operating expenses increased to 61.9% of revenue during the nine months ended September 30, 2020 compared to 50.4% during the similar period in 2019. Vehicle depreciation and lease charges increased to 26.9% of revenue during the nine months ended September 30, 2020 compared to 22.5% during the similar period in 2019. Selling, general and administrative costs increased to 13.6% of revenue during the nine months ended September 30, 2020 compared to 13.5% during the similar period in 2019. Vehicle interest costs increased to 6.1% of revenue during the nine months ended September 30, 2020 compared to 3.7% during the similar period in 2019. During the nine months ended September 30, 2020, all expenses increased as a percentage of revenue as a result of the impact of COVID-19, partially offset by strategic cost reduction initiatives to right size the business.

Our effective tax rates were a benefit of 28% and provision of 41% for the nine months ended September 30, 2020 and 2019, respectively. As a result of these items, our net loss increased by $754 million. For the nine months ended September 30, 2020 and 2019, the Company reported a loss of $8.40 and earnings of $2.10 per diluted share, respectively.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income (loss) to Adjusted EBITDA:

	Nine Months Ended September 30,
	2020		2019
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$2,936	$(41)	$4,822	$508
International	1,111	(174)	2,188	187
Corporate and Other (a)	—	(34)	—	(50)
Total Company	$4,047	$(249)	$7,010	$645

	Reconciliation to Adjusted EBITDA
			2020	2019
Net income (loss)			$(594)	$160
Provision for (benefit from) income taxes			(227)	113
Income (loss) before income taxes			(821)	273

Add:	Non-vehicle related depreciation and amortization		214	195
Interest expense related to corporate debt, net:
Interest expense			163	139
Early extinguishment of debt			9	10
COVID-19 charges (b)			90	—
Restructuring and other related charges			89	66
Non-operational charges related to shareholder activist activity (c)			4	—
Transaction-related costs, net (d)			3	6
Gain on sale of equity method investment in China (e)			—	(44)
Adjusted EBITDA			$(249)	$645
_________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)For the nine months ended September 30, 2020, consists of $87 million within operating expenses, $2 million within selling, general and administrative expenses and $1 million within vehicle depreciation and lease charges, net in our consolidated condensed results of operations. Primarily consisting of $41 million of minimum annual guaranteed rent in excess of concession fees, $35 million of incremental cleaning supplies to sanitize vehicles and facilities, and overflow parking for idle vehicles and related shuttling costs and $14 million of losses associated with vehicles damaged in overflow parking lots, net of insurance proceeds.
(c)Reported within selling, general and administrative in our consolidated condensed results of operations.
(d)Primarily comprised of acquisition- and integration-related expenses.
(e)Reported within operating expenses in our consolidated condensed results of operations (see Note 1 to our Consolidated Condensed Financial Statements).

Americas

	Nine Months Ended September 30,
	2020	2019	% Change
Revenues	$2,936	$4,822	(39%)
Adjusted EBITDA	(41)	508	n/m

Revenues decreased 39% during the nine months ended September 30, 2020 compared to the similar period in 2019, primarily due to a 36% decrease in volume and 5% decrease in revenue per day as a result of the impact of COVID-19.

Operating expenses increased to 59.5% of revenue during the nine months ended September 30, 2020 compared to 49.6% during the similar period in 2019, primarily due to impacts directly related to COVID-19, partially offset by strategic cost reduction initiatives to right size the business. Vehicle depreciation and lease charges increased to 26.1% of revenue during the nine months ended September 30, 2020 compared to 23.3% during the similar period in 2019, primarily due to impacts directly related to COVID-19, partially offset by 23% lower per-unit fleet costs. Selling, general and administrative costs decreased to 11.1% of revenue during the nine months ended September 30, 2020 compared to 12.1% during the similar period in 2019, primarily due to strategic cost reduction initiatives to right size the business. Vehicle interest costs increased to 7.1% of revenue during the nine months ended September 30, 2020 compared to 4.5% during the similar period in 2019, primarily due to impacts directly related to COVID-19, partially offset by strategic cost reduction initiatives to right size the business.

Adjusted EBITDA was $549 million lower during the nine months ended September 30, 2020 compared to the similar period in 2019, due to lower revenues directly related to COVID-19.

International

	Nine Months Ended September 30,
	2020	2019	% Change
Revenues	$1,111	$2,188	(49%)
Adjusted EBITDA	(174)	187	n/m

Revenues decreased 49% during the nine months ended September 30, 2020 compared to the similar period in 2019, primarily due to a 41% decrease in volume and a 13% decrease in revenue per day excluding exchange rate movements as a result of the impact of COVID-19, and an $11 million negative impact from currency exchange rate movements.

Operating expenses increased to 68.2% of revenue during the nine months ended September 30, 2020 compared to 52.1% during the similar period in 2019. Vehicle depreciation and lease charges increased to 29.0% of revenue during the nine months ended September 30, 2020 compared to 20.9% during the similar period in 2019. Selling, general and administrative costs increased to 16.6% of revenue during the nine months ended September 30, 2020 compared to 14.5% during the similar period in 2019. Vehicle interest costs increased to 3.5% of revenue during the nine months ended September 30, 2020 compared to 2.1% during the similar period in 2019. During the nine months ended September 30, 2020, all expenses increased as a percentage of revenue as a result of the impact of COVID-19, partially offset by strategic cost reduction initiatives to right size the business.

Adjusted EBITDA was $361 million lower during the nine months ended September 30, 2020 compared to the similar period in 2019, primarily due to lower revenues directly related to COVID-19.

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

FINANCIAL CONDITION

	September 30, 2020	December 31, 2019	Change
Total assets exclusive of assets under vehicle programs	$9,553	$9,311	$242
Total liabilities exclusive of liabilities under vehicle programs	9,241	8,538	703
Assets under vehicle programs	10,043	13,815	(3,772)
Liabilities under vehicle programs	10,431	13,932	(3,501)
Stockholders’ equity	(76)	656	(732)

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

In January 2020, our Avis Budget Rental Car Funding subsidiary issued approximately $700 million in asset-backed notes with an expected final payment date of August 2025, and a weighted average interest rate of 2.42%. The proceeds from these borrowings were used to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. In May 2020, we issued $500 million of 10½% Senior Secured Notes due May 2025, at 97% of face value. We used the proceeds from this offering for general corporate purposes. In August 2020, we issued $350 million of additional 5¾% Senior Notes due July 2027, at 92% of face value. We used the proceeds from this offering to redeem the outstanding $100 million in aggregate principal amount of our 5½% Senior Notes due 2023, with the remainder being used for general corporate purposes. In August 2020, our Avis Budget Rental Car Funding subsidiary issued approximately $650 million in asset-backed notes with an expected final payment date of February 2026, and a weighted average rate of 2.28%. We have no meaningful corporate debt maturities until 2023.

During the first quarter of 2020, we repurchased approximately 5.0 million shares of our outstanding common stock for approximately $113 million at an average price of $22.49.

CASH FLOWS

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2020	2019	Change
Cash provided by (used in):
Operating activities	$632	$1,931	$(1,299)
Investing activities	2,483	(3,038)	5,521
Financing activities	(2,383)	1,090	(3,473)
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	28	(10)	38
Net increase (decrease) in cash and cash equivalents, program and restricted cash	760	(27)	787
Cash and cash equivalents, program and restricted cash, beginning of period	900	735	165
Cash and cash equivalents, program and restricted cash, end of period	$1,660	$708	$952

The decrease in cash provided by operating activities during the nine months ended September 30, 2020 compared with the same period in 2019 is principally due to the increase in our net loss.

The increase in cash provided by investing activities during the nine months ended September 30, 2020 compared with the same period in 2019 is primarily due to reduced net investment in vehicles.

The increase in cash used in financing activities during the nine months ended September 30, 2020 compared with the same period in 2019 is primarily due to a decrease in net borrowings under vehicle programs partially offset by an increase in net corporate borrowings.

DEBT AND FINANCING ARRANGEMENTS

At September 30, 2020, we had approximately $12.5 billion of indebtedness, including corporate indebtedness of approximately $4.2 billion and debt under vehicle programs of approximately $8.3 billion. For information regarding our debt and borrowing arrangements, see Notes 1, 11 and 12 to our Consolidated Condensed Financial Statements.

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

As of September 30, 2020, we had access to $1.6 billion of available cash and cash equivalents and available borrowings under our revolving credit facility of approximately $0.8 billion, providing us with access to an approximate $2.4 billion of total liquidity. See Note 1 to our Consolidated Condensed Financial Statements for detailed information on liquidity and management’s plans.

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the new liquidity covenant, the consolidated first lien leverage ratio requirement after the end of the waiver period on June 30, 2021 and other covenants associated with our senior credit facilities and other borrowings. As of September 30, 2020, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K as well as “Risk Factors” section in this quarterly report.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2019 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $4.3 billion from December 31, 2019, to approximately $3.4 billion at September 30, 2020 due to the COVID-19 impact on our business. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 11 and 12 to our Consolidated Condensed Financial Statements.

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

As a result of the impacts of COVID-19 on our business, we reviewed the carrying value of our goodwill and other indefinite-lived intangibles assets for impairment during the quarter ended June 30, 2020. For our Europe, Middle East and Africa (“EMEA”) reporting unit, the percentage by which the estimated fair value exceeded the carrying value was approximately 24% and the amount of goodwill allocated to our reporting unit was $464 million at the date of our review. When determining fair value, we utilize various assumptions, including the fair market trading price of our common stock and management’s projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such could cause the fair value to be less than the respective carrying amount. Our goodwill and other indefinite-lived intangible assets are allocated among our reporting units.

During the quarter ended September 30, 2020, we continued to observe impacts of COVID-19 on our business. We evaluated qualitative factors and determined that an interim impairment test was not required this quarter as we believe it is more likely than not that the fair value of our goodwill and other indefinite-lived intangible assets exceeds the carrying value.

Further deterioration in the general economic conditions in the travel industry may result in an impairment charge to earnings in future quarters. We will continue to closely monitor actual results versus our expectations as well as any significant changes in events or conditions, including the impact of COVID-19 on our business and the travel industry, and the resulting impact to our assumptions about future estimated cash flows, the weighted average cost of capital and market multiples. If our expectations of the operating results, both in magnitude or timing, do not materialize, or if our weighed average cost of capital increases or if market multiples decline, we may be required to record goodwill and indefinite-lived intangible asset impairment charges, which may be material.

New Accounting Standards

For detailed information regarding new accounting standards and their impact on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used September 30, 2020 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended September 30, 2020. For additional information regarding our long-term borrowings and financial instruments, see Notes 11, 12 and 16 to our Consolidated Condensed Financial Statements.

Item 4.    Controls and Procedures

(a)Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

During the quarter ended September 30, 2020, the Company had no material developments to report with respect to its legal proceedings. For additional information regarding the Company’s legal proceedings, see Note 13 to our Consolidated Condensed Financial Statements and refer to the Company’s 2019 Form 10-K.

Item 1A.    Risk Factors

The following risk factors are provided to update the risk factors of the Company previously disclosed in periodic reports filed with the SEC, including its 2019 Form 10-K.

COVID-19 has disrupted, and may continue to disrupt, our business and financial performance.
The outbreak of COVID-19 in multiple countries and regions across the globe, including in North America, Europe and Australasia, has adversely impacted the global economy and demand for our business. Governmental authorities have taken and continue to take measures to address the outbreak, including restrictions on travel and other orders, including partial shelter-in-place orders. The pandemic is a highly fluid and rapidly evolving situation and we cannot anticipate with any certainty the length, scope or severity of such restrictions in each of the jurisdictions that we operate.

The full impact that COVID-19 will have on our business cannot be predicted at this time due to numerous uncertainties, including the duration and severity of the outbreak, including another wave caused by additional periods of increases or spikes in the number of cases and travel restrictions, the effectiveness of actions taken to contain the disease, the length of time it takes for rental volume and pricing to return and normal economic and operating conditions to resume, and other factors. This impact could include, but is not limited to, those discussed below:

•changes in our revenues and customer demand: Our revenues and profitability have been materially impacted during the first three quarters of 2020 compared to the prior year periods, and we expect they will continue to be materially adversely affected. Although we believe that renting a vehicle will continue to be a safe, clean and attractive transport alternative, we cannot predict whether and when volumes will increase to historical levels and how long our revenues and customer demand will be affected by the COVID-19 pandemic. As we typically generate approximately 64% of our revenues from on-airport locations, our business is highly dependent on travel and both commercial demand and leisure demand. In addition, our truck rental business is significantly affected by the housing, light commercial and consumer sectors, all of which have been adversely impacted by the COVID-19 pandemic, and we cannot predict the pace of recovery in those sectors.

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

We believe that business disruption relating to the COVID-19 pandemic will continue to negatively impact the global economy and may materially affect our businesses as outlined above, all of which would adversely impact our business and results of operations. To the extent that the COVID-19 outbreak continues to adversely affect our business and financial performance, including for the reasons outlined above, it may also have the effect of heightening many of the other risks identified below and in the “Risk Factors” section of our 2019 Form 10-K, such as those relating to our substantial amount of outstanding indebtedness.

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
We dispose of a significant number of vehicles in the used car market, including at wholesale automotive auctions, through sales to vehicle dealers, and directly to consumers. The COVID-19 crisis effectively closed temporarily many of the automotive auctions and vehicle dealerships across the globe, as well as retail locations that we operate directly. While such channels have reopened, they could be caused to shut down again in the future. Additionally, unprecedented increases in unemployment rates may severely impact vehicle demand from consumers and increase the number of loan and lease defaults, leading to repossessions which are typically sold by lenders in the wholesale market. Further, car manufacturers may increase incentives to stimulate new vehicle sales, which may depress used vehicle values. In the event our revenue declines do not significantly improve, we would attempt to further reduce the size of our global vehicle fleet. In such event, our competitors may likely also be attempting to sell vehicles. This confluence of events may lead to sharp and sustained declines in vehicle residual values, which may require increased compliance payments pursuant to our ABS securitization facility. In the event of extreme declines in residual values, the sale of vehicle inventory might result in no incremental recovery of our equity capital or even the requirement to fund additional capital to dispose of vehicles, or to choose to continue to keep idle vehicle fleet until demand or market values recover, which cannot be assured. The foregoing factors could have a material adverse impact on our business, financial position and results of operations.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has authorized the repurchase of up to $1.8 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in August 2019. The Company’s stock repurchases may occur through open market purchases or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date. During the three months ended September 30, 2020, no common stock repurchases were made under the plan and 10,718 shares were withheld by the Company to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock unit awards.

Item 6.    Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date:	October 30, 2020	/s/ Cathleen DeGenova
Cathleen DeGenova
Vice President and
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Avis Budget Group, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 5, 2006).
3.2	Amended and Restated Bylaws of Avis Budget Group, Inc., dated as of August 10, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 13, 2020).
4.1
First Supplemental Indenture, dated as of August 6, 2020, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 7, 2020).

10.1
Amendment, dated August 12, 2020, to Third Amended and Restated Cooperation Agreement, dated as of February 23, 2020, by and among Avis Budget Group, Inc., SRS Investment Management, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 13, 2020).

10.2	Offer Letter, dated August 12, 2020, between Brian Choi and Avis Budget Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 13, 2020).
10.3
Separation Agreement, dated August 12, 2020, between John North and Avis Budget Group, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 13, 2020).

10.4
Series 2020-2 Supplement, dated as of August 12, 2020, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2020-2 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 14, 2020).

10.5	Amendment, dated September 28, 2020, to Separation Agreement, dated August 12, 2020, between John North and Avis Budget Group, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)