Form 10-K
period 2020-12-31
AVIS BUDGET GROUP, INC.
filed 2021-02-17
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
COMMISSION FILE NO. 001-10308

AVIS BUDGET GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware				06-0918165
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification Number)
6 Sylvan Way
Parsippany,	NJ			7054
(Address of principal executive offices)				(Zip Code)
		(973)	496-4700
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	TRADING SYMBOL(S)	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, Par Value $.01	CAR	The NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,199,360,829 based on the closing price of its common stock on the NASDAQ Global Select Market.
As of February 12, 2021, the number of shares outstanding of the registrant’s common stock was 69,842,179.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be mailed to stockholders in connection with the registrant’s 2021 annual meeting of stockholders (the “Annual Proxy Statement”) are incorporated by reference into Part III hereof.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may be considered “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any such forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, projected plans and objectives. These statements may be identified by the fact that they do not relate to historical or current facts and may use words such as “believes,” “expects,” “anticipates,” “will,” “should,” “could,” “may,” “would,” “intends,” “projects,” “estimates,” “plans,” and similar words, expressions or phrases. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the coronavirus (“COVID-19”) outbreak, the continued restrictions that have been placed on travel in many countries as a result of the outbreak and the adverse impact on the global economy from the outbreak. These factors include, but are not limited to:

•the COVID-19 outbreak and resulting economic conditions, which had, and is expected to continue to have, a significant impact on our operations, including an unprecedented decline in demand, as well as its current, and uncertain future impact, including but not limited to, its effect on the ability or desire of people to travel due to travel restrictions, and other restrictions and orders, which is expected to continue to impact our results, operations, outlooks, plans, goals, growth, cash flows, liquidity, and stock price;

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

•the results of operations or financial condition of the manufacturers of our vehicles, which could impact their ability to perform their payment obligations under our agreements with them, including repurchase and/or guaranteed depreciation arrangements, and/or their willingness or ability to make vehicles available to us or the mobility industry as a whole on commercially reasonable terms or at all, particularly when COVID-19 related restrictions are lifted and travel demand increases;

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

•any substantial changes in the cost or supply of fuel, vehicle parts, energy, labor or other resources on which we depend to operate our business, including the current and any future impacts as a result of COVID-19;

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

•failure to achieve our business plans, a further deterioration of the general economic conditions of the countries in which we operate, or significant changes in the assumptions and estimates that are used in our impairment testing for goodwill and intangible assets, which could result in a significant impairment of our goodwill; and

•other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services.

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

PART I

ITEM 1. BUSINESS

Except as expressly indicated or unless the context otherwise requires, the “Company,” “Avis Budget,” “we,” “our” or “us” means Avis Budget Group, Inc. and its subsidiaries. “Avis,” “Budget,” “Budget Truck,” “Zipcar,” “Payless,” “Apex,” “Maggiore,” “Morini Rent,” “Turiscar,” “FranceCars” and “ACL Hire” refer to our Avis Rent A Car System, LLC, Budget Rent A Car System, Inc., Budget Truck Rental, LLC, Zipcar, Inc., Payless Car Rental, Inc., Apex Car Rentals, Maggiore Rent S.p.A., Morini S.p.A., Turiscar Group, AAA France Cars SAS and ACL Hire Ltd. operations, respectively, and, unless the context otherwise requires, do not include the operations of our licensees, as further discussed below.

OVERVIEW

We are a leading global provider of mobility solutions through our three most recognized brands, Avis, Budget and Zipcar, together with several other brands, well recognized in their respective markets. Our brands offer a range of options, from car and truck rental to car sharing. We and our licensees operate our brands in approximately 180 countries throughout the world. We generally maintain a leading share of airport car rental revenues in North America, Europe and Australasia, and we operate a leading car sharing network, as well as one of the leading commercial truck rental businesses in the United States. Our brands and mobility solutions have an extended global reach with more than 10,600 rental locations throughout the world, including approximately 4,100 locations operated by our licensees. We believe that Avis, Budget and Zipcar enjoy complementary demand patterns with mid-week commercial demand balanced by weekend leisure demand.

Positive momentum from fourth quarter 2019 continued into January and February 2020; however, travel restrictions broadly implemented in response to the COVID-19 pandemic in March 2020 negatively affected reservations and revenue throughout the remainder of 2020. By reducing fleet, matching staffing levels to demand and reducing operational costs, and pausing capital spending, among other actions, we proactively managed declining reservations and revenue. As a result, for 2020, our global rental fleet, on average, totaled approximately 533,000 vehicles, 19% lower compared to 2019 and we completed approximately 22 million vehicle rental transactions worldwide, 47% lower compared to 2019. Our revenue was approximately $5.4 billion, 41% lower compared to 2019. We experienced longer lengths of rental compared to 2019, driven by an increase in monthly and leisure vehicle rentals. Revenue generated from on-airport locations was approximately 50%, a 14% reduction compared to 2019.

We categorize our operations into two reportable business segments:

•Americas, which provides and licenses the Company’s brands to third parties for vehicle rentals and ancillary products and services in North America, South America, Central America and the Caribbean, and operates the Company’s car sharing business in certain of these markets; and

•International, which provides and licenses the Company’s brands to third parties for vehicle rentals and ancillary products and services in Europe, the Middle East, Africa, Asia and Australasia, and operates the Company’s car sharing business in certain of these markets.

Additional discussion of our reportable segments is included in the Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 20 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

OUR STRATEGY

We began 2020 with a focus on driving sustainable and profitable growth by leveraging differentiated brands and products, delivering margins from our established businesses, and positioning our company as a global leader in the mobility sector. As we saw significant impacts on travel demand and the global economy from COVID-19, we proactively managed our business with cost removal and mitigation actions described above. At the same time, we prioritized health and safety, and launched a coalition designed to enhance the cleanliness and disinfection of our rental facilities and vehicles. We also increased the availability of our app-based Mobile Select product and facilities with automated exit gates to provide our customers with contactless, self-service rental transactions.

For 2021, as travel demand starts to normalize and the global economy emerges from COVID-19, we expect our strategy to continue to focus on cost discipline, revenue growth and reinvestment aimed at allowing the Company to increase profitability.

Cost Discipline

Through cost discipline, we aim to improve our Adjusted EBITDA margin by focusing on fixed and variable cost controls as well as vehicle costs. We believe we can increase our profitability by keeping fixed expenses to unavoidable or fundamentally necessary items and optimizing variable expense in controllable areas with clear metrics and visibility, permitting us to exit the COVID-19 crisis as a stronger, more adaptive company.

Revenue Growth

We seek to increase revenue through the delivery of a differentiated customer experience through technology and service. We expect to continue to enhance the customer experience we offer, including through an increase in the locations that offer our Mobile Select product, which provides a differentiated customer choice model, our Avis mobile application, recognized as one of the best mobile travel rental car applications, connected cars, and continued improvement in customer service. We also intend to drive revenue through continued enhancement of our operations in the off-airport, ride hail, package delivery and partnerships channels.

Reinvestment

We also intend to reinvest in our business, including in our systems and platforms, and potential new business models, including expanding our risk vehicle dispositions through our direct-to-consumer sales channels, which include online sales channels and strategically positioned Avis vehicle retail car sale lots, and in the evolving mobility sector based on our leading brands, global operations and our fleet management capabilities. We continue to believe that our company is well-positioned as a leader in the evolving mobility sector.

OUR BRANDS AND OPERATIONS

OUR BRANDS

Our Avis, Budget and Zipcar brands are three of the most recognized brands in our industry. We believe that each of our brands are positioned to be embraced by different target customers, and we see benefits and savings from our brands sharing some of the same maintenance facilities, fleet management systems, technology and administrative infrastructure. In addition, we are able to recognize benefits and savings by combining our car rental and car sharing maintenance activities and fleets at times to increase our fleet utilization efficiency and to meet demand peaks. These benefits have historically been further enhanced by complementary demand patterns balancing our business customers’ utilization during weekdays and our leisure and urban customers’ utilization on evenings and weekends. We also operate the Payless and Apex brands, which operate in the value segment of the car rental industry, augmenting our Avis, Budget and Zipcar brands. In addition, our Maggiore and Morini Rent brands in Italy, FranceCars brand in France and Turiscar brand in Portugal further extend the range of vehicle use occasions we are able to serve.

The following graphs present the approximate composition of our revenues in 2020.

*     Includes Budget Truck.
**     Includes Zipcar and other operating brands.
*** Includes Budget Truck and Zipcar.

COVID-19 impacts have changed the composition of our revenues by market compared to prior year. In 2019, the mix for revenues by market was 64% airport and 36% off-airport.

The Avis brand provides high-quality vehicle rental and other mobility solutions at price points generally above non-branded and value-branded vehicle rental companies and serves the premium commercial and leisure segments of the travel industry. We operate or license Avis vehicle rental locations at virtually all of the largest commercial airports and cities in the world.

The table below presents the approximate number of Avis locations as of December 31, 2020.

	Avis Locations*
	Americas	International	Total
Company-operated locations	1,700	1,200	2,900
Licensee locations	600	1,800	2,400
Total Avis Locations	2,300	3,000	5,300
*     Certain locations support multiple brands.

In 2020, our Company-operated Avis locations generated total revenues of approximately $3.0 billion, of which approximately $1.4 billion was derived from commercial customers and approximately $1.6 billion was derived from customers renting at airports. The following graphs present the approximate composition of our Avis revenues in 2020.

We also license the Avis brand to independent commercial owners who operate approximately half of our locations worldwide and generally pay royalty fees to us based on a percentage of applicable revenues. In 2020, these royalty fees totaled approximately 1% of our Avis revenues.

We offer Avis customers a variety of premium services, including:

•the Avis mobile application, which allows customers a unique and innovative way to control many elements of their rental experience via their mobile devices without the need to visit the rental counter. The Avis mobile application also allows customers to track Avis shuttle buses to rental locations, find their vehicle, and locate nearby gas stations and parking facilities;

•Avis Preferred, a frequent renter rewards program that offers counter-bypass at major airport locations and reward points for every dollar spent on vehicle rentals and related products. Avis Mobile Select, the newest feature on the Avis mobile application, allows Avis Preferred customers to select their specific car via their mobile device upon arrival, proceed directly to the vehicle, and utilize a unique code to exit via our automated Express Exit for a completely contactless rental experience;

•the Avis Select Series, a selection of luxury vehicles including Mercedes, Jaguars, Corvettes, and others;

•invited or earned customer status levels allowing for upgrades and counter bypass;

•availability of premium, sport and performance vehicles as well as eco-friendly vehicles, including gasoline/electric hybrids;

•access to portable navigation units, tablets and satellite radio service;

•Avis rental services such as roadside assistance, fuel service options, e-receipts, electronic toll collection services that allow customers to pay highway tolls without waiting in toll booth lines, and amenities such as Avis Access, a full range of special products and services for drivers and passengers with disabilities;

•Curbside Delivery, a service that provides customers at select airport locations in the United States with the added convenience of being dropped off at the airport terminal in the same car that they rented; and

•for our corporate customers, Avis Budget Group Business Intelligence, a proprietary customer reporting solution that provides a centralized reporting tool and customer reporting portal for all corporate clients around the globe, enabling them to easily view and analyze their rental activity, permitting them to better manage their travel budgets and monitor employee compliance with applicable travel policies.
Car Rental

The Budget brand is a leading supplier of vehicle rental and other mobility solutions focused primarily on more value-conscious customers. We operate or license Budget car rental locations at most of the largest airports and cities in the world.

The table below presents the approximate number of Budget locations as of December 31, 2020.

	Budget Locations*
	Americas	International	Total
Company-operated locations	1,350	900	2,250
Licensee locations	500	1,050	1,550
Total Budget Locations	1,850	1,950	3,800
*     Certain locations support multiple brands.

We also license the Budget brand to independent commercial owners who operate approximately half of our locations worldwide and generally pay royalty fees to us based on a percentage of applicable revenues. In 2020, these royalty fees totaled approximately 1% of our Budget revenues.

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

Budget Truck

Our Budget Truck rental business is one of the largest local and one-way truck and cargo van rental businesses in the United States. As of December 31, 2020, our Budget Truck fleet is comprised of approximately 20,000 vehicles that are rented through a network of approximately 515 dealer-operated and 410 Company-operated locations throughout the continental United States. These dealers are independently-owned businesses that generally operate other retail service businesses. In addition to their principal businesses, the dealers rent our light- and medium-duty trucks and commercial cargo vans to customers and are responsible for collecting payments on our behalf. The dealers receive a commission on all truck, van and ancillary equipment rentals. The Budget Truck rental business serves both the light commercial and consumer sectors. The light commercial sector consists of a wide range of businesses that rent light- to medium-duty trucks, which we define as trucks having a gross vehicle weight of less than 26,000 pounds, for a variety of commercial applications. The consumer sector consists primarily of individuals who rent trucks to move household goods on either a one-way or local basis.

In 2020, our Company-operated Budget vehicle rental operations generated total revenues of approximately $1.9 billion, of which approximately $1.4 billion was derived from leisure customers and $0.9 billion was derived from customers renting at airports. The following graphs present the approximate composition of our Budget revenues in 2020.
Zipcar is a leading car sharing network, driven by a mission to enable simple and responsible urban living. With its wide variety of self-service vehicles available by the hour or day, Zipcar offers comprehensive, convenient and flexible car sharing options in urban areas and college campuses in hundreds of cities and towns. Zipcar provides its members on-demand, self-service vehicles in reserved parking spaces located in neighborhoods, business districts, office complexes and college campuses, as an alternative to car ownership. Members can reserve vehicles online, on a mobile device or over the phone, by the minute, hour or by the day, at rates that include gasoline, secondary insurance and other costs associated with vehicle ownership. We continue to offer our Zipcar Flex product in London providing for one-way rentals, including to and from Heathrow airport, which can be parked in public on-street spots in designated areas of the city.

Other Brands

Our other brands include the following:

•Payless, a leading rental car supplier serving the deep-value segment of the industry, which we license or operate in approximately 240 locations worldwide, including more than 150 locations operated by licensees and approximately 90 Company-operated locations.

◦Company-operated Payless locations are primarily located in North America, the majority of which are at or near major airports. Payless’ rental fees are often lower than those of larger, more established vehicle rental brands.

◦The Payless business model allows the Company to extend the life-cycle of a portion of our rental fleet, as we “cascade” certain vehicles that exceed certain Avis and Budget age or mileage thresholds to be used by Payless.

•Apex, which operates in approximately 30 rental locations at, or near, major airports and in several metropolitan cities in New Zealand and Australia.

◦Apex generates reservations through proprietary websites as well as a contact center and online travel agencies and has typically had a greater-than-average length of rental.

•Maggiore, a leading vehicle rental brand in Italy, where we operate or license in approximately 150 rental locations throughout the country.

◦Maggiore has a strong local reputation and benefits from a strong presence at airport, off-airport and railway locations and from the integration of our existing operations and rental fleet management expertise.

•Morini Rent, a leading vehicle rental brand in Italy, which offers rental of cars, vans and refrigerated vehicles and which we operate or license in approximately 50 rental locations throughout the country.

•FranceCars, which operates one of the largest light commercial vehicle rental fleets in France in approximately 85 rental locations and leverages our existing operational processes and local customer base.

•Turiscar, a leading vehicle rental brand in Portugal, which operates primarily in the corporate market, including light commercial vehicles, at more than 25 rental locations throughout the country.
•ACL Hire, a provider of quality vehicle rental and maintenance services in the UK, with a strong focus on light commercial vehicles.
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

Our Zipcar members may reserve cars by the minute, hour or by the day through Zipcar’s reservation system, which is accessible through the Zipcar website, through the Zipcar application on their smartphone or by phone. We also use two-way SMS texting, enabling us to proactively reach out to members during their reservation via their mobile device to manage their reservation, including reservation extension.

Marketing and Sales

We support our brands through a range of marketing channels and campaigns, including traditional media, such as television and print advertising, as well as Internet and email marketing, social media and mobile device applications. We market through sponsorships of major sports entities such as the PGA Tour, Pebble Beach, the New York Yankees, the Toronto Maple Leafs, Toronto Raptors, Toronto FC and AC Milan FC. We also market through sponsorships of charitable organizations such as the Make-A-Wish Foundation. We utilize a customer relationship management system that enables us to deliver more targeted and relevant offers to customers across online and offline channels and allows our customers to benefit through better and more relevant marketing, improved service delivery and loyalty programs that reward frequent renters with free rental days and car class upgrades.

We maintain strong links to the travel industry including marketing alliances with numerous marketing partners, such as American Airlines, and major hotel companies.
In addition, we have developed relationships that provide brand exposure and access to new customers, including deals to provide vehicles to ride-hail drivers in cities across North America.

Approximately 50% of vehicle rental transactions in 2020 from our Company-operated Avis locations were generated by travelers who rented from Avis under contracts between Avis and their employers or through membership in an organization with which Avis has a contractual affiliation (such as AARP and Costco Wholesale). This percentage is lower compared to the 2019 percentage of 60% as a result of impacts from the COVID-19 pandemic, which among other things, drove a decrease in commercial travel. The Company offers Business Intelligence, an online portal complete with rental summary dashboards, visualizations and detailed reports that provides our corporate customers with insight into their program’s performance, giving them direct access to more data in a customer-facing portal offering useful data insights, including options to customize and schedule reports. Avis also maintains marketing relationships with other organizations such as American Express, MasterCard International and others, through which we are able to provide their customers with incentives to rent from Avis. Generally, Avis licensees also have the option to participate in these affiliations.

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

Our Zipcar brand utilizes a diverse set of marketing and sales strategies to acquire and engage members, including digital marketing, email and in-app messaging, and social media engagement. Zipcar maintains close relationships with universities that provide access to campuses and various marketing channels to attract students, who upon graduation may continue their relationship with us. Through our Zipcar for Business program, we also offer direct-bill accounts and employee benefit programs to companies, federal agencies and local governments that support the use of Zipcars.

LICENSING

We have licensees in approximately 175 countries throughout the world. Royalty fee revenues derived from our vehicle rental licensees in 2020 totaled $78 million, with approximately $57 million in our International segment and $21 million in our Americas segment. Licensed locations are independently operated by our licensees and range from large operations at major airport locations and territories encompassing entire countries to relatively small operations in suburban or rural locations. Our licensees generally maintain separate independently owned and operated fleets. Royalties generated from licensing provide us with a source of high-margin revenue because there are relatively limited additional costs associated with fees paid by licensees to us. In some geographies we facilitate one-way vehicle rentals between Company-operated and licensed locations, which enables us to offer an integrated network of locations to our customers.

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

OTHER REVENUES

In addition to revenues derived from time and mileage fees from our vehicle rentals and licensee royalties, we generate revenues from our customers through the sale and/or rental of optional ancillary products and services. We offer products to customers that will enhance their rental experience, including:

•collision and loss damage waivers, under which we agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental;

•additional/supplemental liability insurance or personal accident/effects insurance products which provide customers with additional protections for personal or third-party losses incurred;

•products for driving convenience such as fuel service options, roadside assistance services, electronic toll collection services, curbside delivery, tablet rentals, access to satellite radio, portable navigation units and child safety seat rentals; and

•products that supplement truck rental including automobile towing equipment and other moving accessories such as hand trucks, furniture pads and moving supplies.

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

Fleet Purchases

We maintain a diverse rental fleet, in which no vehicle manufacturer represented more than 13% of our 2020 fleet purchases, and we regularly adjust our fleet levels to be consistent with demand. We participate in a variety of vehicle purchase programs with major vehicle manufacturers. As a result of the COVID-19 pandemic, we reduced our fleet purchases by 56% compared to 2019 as we sought to proactively manage our fleet size. The following presents the approximate percentage of fleet purchases by manufacturer in 2020.

Fleet Purchases by Manufacturer

Groupe PSA 7%
General Motors Company 7%
Volkswagen Group 10%
Kia Motor Corporation 6%
Ford Motor Company 11%
Nissan Motor Company 6%
Renault 5%
Hyundai Motor Company 5%
Toyota Motor Corporation 12%
Other* 18%
Fiat Chrysler Automobiles 13%

* Includes all manufacturers for which fleet purchases were less than 5%.

Fleet costs represented approximately 22% of our aggregate expenses in 2020. Fleet costs can vary from year to year based on the prices at which we are able to purchase and dispose of rental vehicles, the mix of risk and program vehicles, holding periods, and overall fleet mix.

In 2020, approximately 24% of our average rental fleet was comprised of the following:

•vehicles subject to agreements requiring automobile manufacturers to repurchase vehicles at a specified price during a specified time period or guarantee our rate of depreciation on the vehicles during a specified period of time; or

•vehicles subject to operating leases, which are subject to a fixed lease period and interest rate.

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
Our agreements with automobile manufacturers typically require that we pay more for program vehicles and maintain them in our fleet for a minimum number of months and impose certain return conditions, including vehicle condition and mileage requirements. When we return program vehicles to the manufacturer, we receive the price guaranteed at the time of purchase and are therefore protected from fluctuations in the prices of previously-owned vehicles in the wholesale market. In 2020, approximately 38% of the vehicles we disposed of were sold pursuant to repurchase or guaranteed depreciation programs. The future percentages of program and risk vehicles in our fleet will depend on several factors, including our expectations for future used vehicle prices, our seasonal needs and the availability and attractiveness of manufacturers’ repurchase and guaranteed depreciation programs.

Fleet Dispositions

We dispose of our risk vehicles largely through resale and alternative disposition channels, including direct-to-consumer, online auctions, and direct-to-dealer sales, as well as through more traditional automobile auctions. Alternative disposition channels provide the opportunity to increase vehicle sales prices and reduce relevant fleet costs compared to selling vehicles at auctions. We have continued to expand the scope of our direct-to-consumer vehicle sales program, growing sales of our risk vehicles directly to consumers through our Ultimate Test Drive (UTD) online program and our approximately 15 physical retail locations. Both our UTD program and retail locations offer customers the ability to purchase well-maintained, late-model rental vehicles from our fleet. We dispose of our program vehicles in accordance with repurchase or guaranteed depreciation programs with major vehicle manufacturers.

Fleet Utilization

In 2020, our average quarterly vehicle rental fleet size ranged from a low of approximately 440,000 vehicles in fourth quarter to a high of approximately 610,000 vehicles in first quarter. Average fleet utilization for 2020, which is based on the number of rental days (or portion thereof) that vehicles are rented compared to the total amount of time that vehicles are available for rent, ranged from approximately 35% in second quarter to approximately 62% in first and fourth quarters. Our average car rental fleet size and utilization are typically highest during the third quarter of each year. Our calculation of utilization may not be comparable to other companies’ calculation of similarly titled metrics.

Fleet Maintenance

We place a strong emphasis on the quality of our vehicle maintenance for customer safety and customer satisfaction reasons, and because quick and proper repairs are critical to fleet utilization. To accomplish this task, we developed specialized training programs for our technicians. Our Supply Chain Department prepares technical service bulletins that can be retrieved electronically at our repair locations. In addition, we have implemented policies and procedures to promptly address manufacturer recalls as part of our ongoing maintenance and repair efforts.

CUSTOMER SERVICE

Our commitment to delivering a consistently high level of customer service across all of our brands is a critical element of our success and business strategy. Our Customer Led, Service Driven™ program focuses on continually improving the overall customer experience based on our research of customer service practices, improved customer insights, executing our customer relationship management strategy, delivering customer-centric employee training and leverage our mobile applications technology and the enriched experience it provides our customers. In addition, our social media platform allows us to engage with our customers in their preferred channel, which enables us to meet the needs of our customers while promoting our brands to gain more market share and drive customer loyalty.

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

During 2020, in response to COVID-19, we launched the “Avis Safety Pledge” and “Budget Worry-Free Promise,” designed to keep our customers and employees safe through a partnership with RB, the maker of Lysol, to enhance the cleanliness and disinfection of our rental facilities and vehicles. RB is also part of a coalition we formed with Hip Hop Public Health, a national nonprofit organization that creates engaging content to drive behavioral change and supplements our employee training for consistent, responsible habits and to optimize the effectiveness of our cleaning protocols. Our facilities are also utilizing plexiglass shields along with signage and floor markings to encourage safety habits and social distancing, and we have provided our staff with masks, hand sanitizer and gloves and we make this protective equipment available to our customers.

We also offer rental options that provide greater control, self-service and contactless capabilities. While our mobile applications provide a fast customer experience, a company representative is available to meet customers’ needs. Our survey platform includes specific questions to learn more about individual preferences and find innovative ways to better serve and anticipate our customers’ needs.

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

The following chart presents our quarterly revenues for the years ended December 31, 2018, 2019 and 2020.
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

INSURANCE AND RISK MANAGEMENT

Our vehicle rental and corporate operations expose us to various types of claims for bodily injury, death and property damage related to the use of our vehicles and/or properties, as well as general employment-related matters stemming from our operations. In addition, we currently purchase insurance coverage to limit our exposure to legal fees and expenses resulting from cybersecurity breaches. We generally retain economic exposure for liability to third parties arising from vehicle rental and car sharing services in the United States, Canada, Puerto Rico and the U.S. Virgin Islands, in accordance with the minimum financial responsibility requirements (“MFRs”) and primacy of coverage laws of the relevant jurisdiction. In certain cases, we assume liability above applicable MFRs, up to $1 million per occurrence, other than in cases involving a negligent act on the part of the Company, for which we purchase insurance coverage for exposures beyond retained amounts from a combination of unaffiliated excess insurers.

In Europe, we insure the risk of liability to third parties arising from vehicle rental and car sharing services in accordance with local regulatory requirements primarily through insurance policies provided by unaffiliated insurers. We retain a portion of the insured risk of liability through local deductibles, and by reinsuring certain risks through our captive insurance subsidiary AEGIS Motor Insurance Limited. In Australasia, motor vehicle bodily injury insurance coverage is compulsory and provided upon vehicle registration. In addition, we provide our customers with third-party property damage insurance through an unaffiliated third-party insurer. We retain a share of property damage risk through AEGIS Motor Insurance Limited. AEGIS Motor Insurance Limited reinsures certain risks through an unaffiliated company, which limits its liabilities. We insure the risk of liability to third parties in Argentina through unaffiliated insurers.

We offer our U.S. customers a range of optional insurance products and coverages such as supplemental liability insurance, personal accident insurance, personal effects protection, emergency sickness protection, automobile towing protection and cargo insurance, which create additional risk exposure for us. When a customer elects to purchase supplemental liability insurance or other optional insurance related products, we typically retain economic exposure to loss, since the insurance is provided by an unaffiliated insurer that is reinsuring its exposure through our captive insurance subsidiary, Constellation Reinsurance Co., Ltd. Additional personal accident insurance offered to our customers in Europe and Australasia is provided by a third-party insurer, and primarily reinsured by our Avis Budget Europe International Reinsurance Limited subsidiary. We also maintain excess insurance coverage through unaffiliated carriers to help mitigate our potential exposure to large liability losses. We otherwise bear these and other risks, except to the extent that the risks are transferred through insurance or contractual arrangements.

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

•Being Prepared When Disaster Strikes: Over the past seventy years, we have developed strong competencies in responding to business disruptions. Whether the disruption is man-made, an extreme weather event or a global health crisis, our business continuity programs are central to how we respond in times of crisis. Our program’s focus is on preparing and protecting our people, property and infrastructure. We utilize an “all hands on deck” approach within our incident management and command structure to ensure that we respond as rapidly and effectively as possible. We have also developed longstanding partnerships with leading national disaster response agencies, which strengthen our ability to provide support to affected customers, employees and communities.

The Environment: As a responsible corporate citizen, we are committed to monitoring, measuring and managing our environmental impact, and working to reduce it where practicable on an ongoing basis. This enables us to meet customer expectations while building a resilient business for generations to come. The following illustrates these commitments:

•Environmental Footprint: Through our continuous improvement approach, we work proactively to address the environmental challenges that impact our business. Guided by our Environmental Policy, we focus on the environmental issues most important to us and our stakeholders.

•Sustainable Operations: We are driving the efficiencies needed to reduce our environmental impact and enhance the sustainability of our operations. These are mainly driven by improvements on vehicle preventive maintenance, the incorporation of green building practices and by complying with all environmental regulations.

•Carbon Offset Program: We are committed to helping educate both consumers and travel professionals on their environmental impact from rental car use and on how that can be reduced. We also work closely with our corporate customers to help them achieve their environmental impact reduction targets through our carbon offset program.

•Sustainable Fleet: We have been actively anticipating and driving changes in mobility. Connected and autonomous vehicles are likely to become a common feature worldwide, along with an increase use of electric and shared vehicles, which is why we’re building on our core experience, data intelligence and technology to develop entirely new lines of business and extend our offering and capabilities for our customers, businesses and cities. Our efforts include:

◦Car Sharing: Our Zipcar car sharing technology was designed and specifically built for our car sharing business and has been continually refined and upgraded. With more than one million members worldwide, Zipcar is taking thousands of vehicles off the road and reducing congestion. In addition, car sharing members report notable reductions in their own driving behavior after joining.

◦Connected Vehicles: Connected vehicles support our ability to reduce emissions through a steadfast focus on fleet maintenance and optimization.

◦Fleet Efficiency: We offer our customers the opportunity to choose from a wide variety of vehicles, including hybrids, electric or fuel efficient vehicles at almost all of our locations. Our fleet consists primarily of vehicles from the current and immediately preceding model year - this ensures the highest possible standards of air emissions control. Our hybrid fleet is one of the largest in our industry with approximately 21,000 hybrid vehicles globally.

Our most recent Corporate Social Responsibility Report (“CSR”) is available on the Company’s website. The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

OUR HUMAN CAPITAL RESOURCES AND MANAGEMENT

Our human capital objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and future or prospective employees. Our compensation program is designed to attract, retain and motivate highly qualified employees and executives.

Employees

As of December 31, 2020, we employed approximately 20,000 people worldwide, of whom approximately 5,000 were employed on a part-time basis. Of our approximately 20,000 employees, approximately 8,300 were employed in our International segment. In our Americas segment, the majority of our employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. In our International segment, we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. Many of our employees are covered by a variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions.

We strive to maintain satisfactory relationships with all of our employees, including the unions and work councils representing these employees. As of December 31, 2020, approximately 21% of our employees were covered by collective bargaining or similar agreements with various labor unions. We believe our employee relations are satisfactory. We have never experienced a large-scale work stoppage.

Employee Benefits

Supporting our employees with the right benefits is one of the most important things we do. We understand benefits are a key element to a total reward package, so ensuring we provide meaningful benefit programs and resources across the globe is an integral part of how we reward employees, including with respect to healthcare and retirement. As a global company, benefits will vary by country to reflect local practices and cultures, but our commitment to providing comprehensive and meaningful benefits and resources is consistent across the world. We continuously review and, when necessary, update our programs to ensure they remain flexible, competitive, and aligned to what is important for our employees and their families.

Global Gender Pay Equity

To ensure we are compensating both men and women employees fairly and equitably, we transitioned to a global Center of Excellence total rewards function five years ago with the aim to standardize and harmonize our rewards programs across all countries. As a result, we have established pay programs that provide for equal incentive pay opportunity for all employees in same or similar positions across the globe. Additionally, we utilize global guidelines and standards to inform compensation decisions for all new hires and promotions. To monitor our performance for our management employees, we evaluate base salary placement relative to our internal salary ranges for men and women. For our hourly field workforce (non-management employees), we maintain pay equity through our standardized compensation practices in which all employees begin at the same start rate, based on their location and position, and annual pay increases are applied consistently to all employees based on tenure.

Recruitment and Development

Our talent strategy is solidly rooted in attracting and retaining a diverse workforce. We run numerous recruitment programs that aim to give back to our local communities. Our Talent Acquisition teams have strong relationships with organizations that help us reach a diverse pool of candidates including LGBTQ+ and those with physical or mental disabilities. We believe that our employees possess a wealth of knowledge that could and should be shared with others. We have a wealth of established learning and talent programs that we make available to our employees and in 2019 we launched a bespoke digital learning platform that has transformed the way we produce, manage and share learning resources.

Diversity, Inclusion and Belonging

We embrace diversity and inclusion. We value each employee around the world, whose talent, skill and personality have helped establish us as a leading global mobility provider. We believe that embracing and promoting diversity is a critical component of our success and we have committed to creating a safe, supportive and inclusive environment. As an equal-opportunity employer, we are proud to provide an inclusive workplace that embraces and celebrates demographic, cultural and lifestyle differences. We strive to have a diverse and inclusive work environment where co-workers feel valued for their uniqueness, recognized for their diverse talents, and where they can bring their whole selves to work. We have created employee resource groups (“ERGs”), company-sponsored group comprised of employees from diverse backgrounds that advocate equality, opportunities for advancement, and facilitate discussion around best practices and resources to more targeted cultural and racial understanding and diversity. These ERGs provide a space where employees can foster connections and develop in a supportive environment. As of the end of 2020, we had three ERGs : Power of WOMEN; Power of Veterans; and Power of COLOR.

Health and Safety

The health and safety of our employees is our highest priority because our people are our most valuable asset. Consistent with our operating philosophy, we are committed to safety and our core belief is that health and safety is every employee’s responsibility, not only for our employees but for our customers, vendors, and all stakeholders. We currently collect incident rates to track safety performance for our United States operations, which represents our largest employee population. In addition to numerous proactive actions taken to ensure employee safety, our focus is also evident in our response to the COVID-19 pandemic, including the launch of the Avis Safety Pledge and the Budget Worry-Free Promise to help provide a safe and convenient rental experience by enhancing our cleaning protocols. We contracted with a council of medical professionals to provide feedback and consultation on our safety protocols and practices. In addition, we partnered with an organization that creates innovative behavioral based training to ensure our staff is properly skilled and educated on safety related to the pandemic. In response to COVID-19, we have also added work-from-home flexibility for employees who can work remotely; implemented temperature screening of employees at the majority of our locations in the United States; established new physical distancing procedures; provided additional personal protective equipment and cleaning supplies; modified certain work spaces with plexiglass dividers; implemented protocols to address actual and suspected COVID-19 cases and potential exposure; and required masks to be worn in all locations where allowed by local law. We will continue to provide our staff with hand sanitizer, gloves and masks and conduct daily health self-assessments before shifts where we are permitted to do so. We will continue to offer an enhanced sick leave policy and offer employees COVID-19 testing free of charge.

Well-being

We take a holistic approach to well- being. We understand that to deliver our best performance, our employees need to be healthy and happy in all areas of their lives. Our Live Well program focuses on helping our people achieve all aspects of well-being through habits and activities that promote physical, financial and emotional well-being.

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

ITEM 1A. RISK FACTORS

The following is a discussion of the risks, uncertainties and assumptions that we believe are material to our business and should be considered carefully in conjunction with all of the other information set forth in this Annual Report on Form 10-K. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, the factors described in this item could, individually or in the aggregate, cause our actual results to differ materially from those described in any forward-looking statements. Should unknown risks or uncertainties materialize or underlying assumptions prove inaccurate, actual results could materially differ from past results and/or those anticipated, estimated or projected.

RISKS RELATED TO COVID-19

The COVID-19 pandemic has significantly affected our business and is expected to continue to materially affect our business, financial condition, results of operations and/or cash flows for an extended period. Governmental authorities have taken and continue to take measures to address the outbreak, including restrictions on travel and other orders, including partial shelter-in-place orders. The pandemic is a highly fluid and rapidly evolving situation and we cannot anticipate with any certainty the length, scope or severity of such restrictions in each of the jurisdictions that we operate.

The full impact that COVID-19 will have on our business cannot be predicted at this time due to numerous uncertainties, including the duration and severity of the outbreak, future mutations in the virus that causes COVID-19, increases or spikes in the number of cases, the availability of vaccines and effectiveness of actions taken to contain the disease, the length of time it takes for rental volume and pricing to return and normal economic and operating conditions to resume, and other factors. This impact could include, but is not limited to, those discussed below:

•Changes in our revenues and customer demand: Our revenues and profitability were materially impacted during 2020 compared to prior years, and we expect they will continue to be adversely affected. Although we believe that renting a vehicle will continue to be a safe, clean and attractive transport alternative, we cannot predict whether and when volumes will increase to historical levels. As we typically generate approximately 64% of our revenues from on-airport locations, our business is highly dependent on travel and both commercial demand and leisure demand. In addition, our truck rental business is affected by the housing, light commercial and consumer sectors, all of which have been adversely impacted by the COVID-19 pandemic, and we cannot predict the pace of recovery in those sectors.

•Our expenses: To date we have incurred, and expect to continue to incur, certain increased costs related to COVID-19, such as procurement of overflow parking for our idle vehicles and costs associated with sanitizing our vehicles and facilities. In April 2020, we experienced a fire at an overflow parking lot near Southwest Florida International Airport. As a result, we lost vehicles with an estimated carrying value of approximately $50 million. We could experience similar casualty losses in other overflow parking lots. In addition, the industry may become subject to enhanced health and hygiene requirements in attempts to address future outbreaks, which may increase our costs and take a significant amount of time to implement across our global operations. These additional costs may be required by regulators or expected by consumers even after the effects of COVID-19 subside. In response to the COVID-19 outbreak, we aimed to right-size our business for vehicle rental demand by reducing operating costs, in some cases by working with suppliers, landlords and other stakeholders. There can be no guarantee that our costs reduction efforts will be successful as the pandemic continues.

•Our workforce: The COVID-19 outbreak has caused us to reduce and furlough employees as we seek to keep our costs in line with demand. These actions could create risks, including but not limited to, our ability to manage the size of our workforce given uncertain future demand. Further, we may incur additional costs as a result of negotiations with labor unions that represent our employees or severance payments in the event our workforce is further reduced, and we could experience labor disputes or disruptions as we continue to implement our mitigation plans.

•Our relationship with, and the financial and operational capacities of, vehicle manufacturers and other suppliers: We have, and could face disruptions in the supply of vehicles from vehicle manufacturers or supply chain, whether due to outbreaks of COVID-19 at their manufacturing facilities, measures they take in response to COVID-19 or otherwise. We have faced, and may face additional, delays in receiving delivery of vehicles or other supplies that may make it difficult to meet consumer demand.

•The used car market: We depend on the used car market to sell vehicles and enable us to refresh our fleet. The used car market has faced and may again experience lower demand due to shutdowns of sales channels, other restrictions and the slowdown in overall global economic activity due to COVID-19, unemployment rates, depressed consumer demand and related factors.

•Our indebtedness and the adequacy of our cash flow and earnings and other conditions may affect our liquidity: We have taken a number of actions as a result of COVID-19 that have increased our long-term debt. As we manage through the effects of the pandemic, our level of indebtedness may further increase. In addition, we obtained covenant relief under the credit agreement governing our senior credit facilities through June 30, 2021. A default under our senior credit facilities would enable our lenders to terminate their commitments thereunder and could trigger a cross-default, acceleration or other consequences under our other indebtedness or financial instruments. There is no guarantee that debt financings will be available in the future to fund our obligations or will be available on terms consistent with our expectations.

•Consumer sentiment and discretionary spending patterns: To date there have been significant increases in unemployment in the United States and other regions due to the adoption of social distancing and other policies to slow the spread of the virus, which are likely to continue to have a significant negative impact on consumer discretionary spending, including in the mobility industry and the travel industry, which we serve. Even when economic and operating conditions for our business improve, we cannot predict the long-term effects of the pandemic on our business or the mobility industry.

RISKS RELATED TO OUR INDUSTRY AND THE BROADER ECONOMY

We face risks related to the high level of competition in the mobility industry.

The mobility industry is highly competitive, with price being one of the primary competitive factors. To the extent that our competitors reduce their pricing and we do not provide competitive pricing, or if price increases we implement make us less competitive, we risk losing rental volume from existing customers, and reducing the chances of success for future bids for new customer accounts. If competitive pressures lead us to lose rental volume or match any downward pricing and we are unable to reduce our operating costs, then our financial condition or results of operations could be materially adversely impacted.

Additionally, pricing in the vehicle rental industry is impacted by the size of rental fleets and the supply of vehicles available for rent. Any significant fluctuations in the supply of rental vehicles available in the market due to an unexpected decrease in demand, or actions taken by our competitors that increases fleet significantly above market demand, could negatively affect our pricing, operating plans or results of operations.

The competitive environment for our mobility services has become more intense as additional companies, including automobile manufacturers, ride-hailing companies, car sharing companies and other technology players in the mobility industry enter our existing markets or expand their operations, which may affect demand for rental vehicles. Some of these companies may have access to substantial capital, innovative technologies or have the ability to provide services at a relatively low cost. To the extent these companies can improve transportation efficiency, alter driving patterns or attitudes toward vehicle rental, offer more competitive prices or fleet management services, more effectively utilize mobile platforms, undertake more aggressive marketing campaigns, price their competing services below market or otherwise disrupt the mobility industry, we risk heightened pricing competition and/or loss of rental volume, which could adversely impact our business and results of operations.

The risk of competition on the basis of pricing in the truck rental industry can be even more impactful than in the car rental industry as it can be more difficult to reduce the size of our truck rental fleet in response to significantly reduced demand.

We face risks related to fleet costs and availability.

Fleet costs typically represent our single largest expense and can vary from year to year based on the prices that we are able to purchase and dispose of our vehicles. We purchase program vehicles, which are guaranteed a rate of depreciation through agreements with auto manufacturers, and non-program, or “risk” vehicles. In 2020, on average approximately 76% of our rental fleet was comprised of risk vehicles.

The costs of our risk vehicles may be adversely impacted by the relative strength of the used car market, particularly the market for one- to two-year old used vehicles, or potentially by the insolvency or bankruptcy of an auto manufacturer from whom we purchase vehicles. We currently sell risk vehicles through various sales channels in the used vehicle marketplace, including traditional auctions, on-line auctions, direct-to-dealer sales and directly to consumers through either retail lots or our Ultimate Test Drive on-line consumer car sales program. These channels may not produce stable vehicle prices in the future, as the market for used vehicles is subject to changes in demand for such vehicles, consumer interests, inventory levels, new car pricing, interest rates, fuel costs, tariffs and general economic conditions. A reduction in residual values for risk vehicles in our rental fleet could cause us to sustain a substantial loss on the ultimate sale of such vehicles or require us to depreciate those vehicles at a more accelerated rate than previously anticipated while we own them.

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

Program and leased vehicles enable us to determine our depreciation expense in advance of purchase. Our program and leased vehicles also generally provide us with flexibility to reduce the size of our fleet rapidly. This flexibility is affected as the percentage of program vehicles in our fleet is reduced, or if the features of the programs provided by auto manufacturers are less favorable. Our inability to reduce the size of our fleet in response to seasonal demand fluctuations, economic constraints or other changes in demand could have an adverse impact on our fleet costs and results of operations.

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

Our vehicles may be subject to safety recalls by their manufacturers, which could have an adverse impact on our business when we remove recalled vehicles from our rentable fleet. We cannot control nor predict the number of vehicles that will be subject to manufacturer recalls in the future. Recalls often require us to retrieve vehicles from customers and/or hold vehicles until we can arrange for the repairs described in the recalls to be completed. As such, recalls can increase our costs, negatively impact our revenues and/or reduce our fleet utilization. If a large number of vehicles were to be the subject of one or more recalls, or if needed replacement parts were not in adequate supply, we may be unable to utilize recalled vehicles for a significant period of time. We could also face liability claims related to vehicles subject to a safety recall. Depending on the nature and severity of the recall, it could create customer service problems, reduce the residual value of the vehicles involved, harm our general reputation and/or have an adverse impact on our financial condition or results of operations.

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

Our truck rental business can be impacted by the housing market. If conditions in the housing market were to weaken, we may see a reduction in truck rental transactions, which could have an adverse impact on our business. Our truck rental business can also be impacted by changes in the light commercial business sector. If the light commercial business develops their own package delivery service with a fleet of trucks and vans to use for their business, or other large competitors enter the package delivery service industry, in particular around the holiday season, we may see a reduction in truck rental transactions, which could have an adverse impact on our business.

We face risks related to political, economic and commercial instability or uncertainty in the countries in which we operate.

Our global operations expose us to risks related to international, national and local economic and political conditions and instability. For example, our operations in the United Kingdom include a significant amount of cross-border business that could be negatively impacted by the United Kingdom’s exit from the European Union. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the United Kingdom from the European Union will have and how such withdrawal will affect our operations. Such withdrawal could lead to volatility in the global financial markets, adversely affect tax, legal and regulatory regimes and could impact the economies of the United Kingdom and other countries in which we operate, which could have a material adverse effect on our results in such countries. Operating our business in a number of different regions and countries exposes us to a number of other risks, including:

•multiple and potentially conflicting laws, regulations, trade policies and agreements that are subject to change;

•varying tax regimes, including consequences from changes in applicable tax laws;

•the imposition of currency restrictions, restrictions on repatriation of earnings or other restraints, as well as difficulties in obtaining financing in foreign countries for local operations;

•potential changes to import-export laws, trade treaties or tariffs in the countries where we purchase vehicles;

•international trade disruptions or disputes, including in connection with the ongoing trade negotiations between the United States and China;

•local ownership or investment requirements, or compliance with local laws, regulations or business practices;

•uncertainty and changes to political and regulatory regimes as a result of changing social, political, regulatory and economic environments in the United States and internationally;

•national and international conflict, including terrorist acts; and

•political and economic instability or civil unrest that may severely disrupt economic activity in affected countries.

Exposure to these risks may adversely impact our financial condition or results of operations. Our licensees’ vehicle rental operations may also be impacted by political, economic and commercial instability, which in turn could impact the amount of royalty payments they make to us.

RISKS RELATED TO THE NATURE OF OUR BUSINESS

Damage to our reputation or brands may negatively impact our business.

Our reputation and global brands are integral to the success of our business. Maintenance of our Company’s reputation and brands depends on many factors, including the quality of our products and services and the trust we maintain with our customers. Negative claims or publicity regarding our Company or our operations, offerings, practices, among many other things, may damage our brands or reputation, even if such claims are untrue. Damage to our reputation or brands could adversely impact our revenue and profitability.

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

We rely upon third-party distribution channels to generate a significant portion of our vehicle rental reservations, including:

•traditional and online travel agencies, airlines and hotel companies, marketing partners such as credit card companies and membership organizations and other entities that help us attract customers; and

•global distribution systems (“GDS”), such as Amadeus, Galileo/Apollo, Sabre and Worldspan, that connect travel agents, travel service providers and corporations to our reservation systems.

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

We lease or have vehicle rental concessions at locations throughout the world, including at most airports where we operate and at train stations throughout Europe, where vehicle rental companies are frequently required to bid periodically for space at these locations. If we were to lose a property lease or vehicle rental concession, particularly at an airport or a train station in a major metropolitan area, there can be no assurance that we would be able to find a suitable replacement location on reasonable terms which could adversely impact our business. Most leases and airport concessions have fixed obligations that can be required even if our volume drops significantly. While we have been successful at partially mitigating some of these requirements in the past, including when enplanements have decreased significantly, there is no guarantee that we will be able to do so in the future, and if we are not successful our costs as a percentage of revenue could increase.

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

We may engage in strategic transactions, including the acquisition of, or investment in, existing licensees and/or other businesses, partnerships or joint ventures. The risks involved in engaging in these types of transactions include the possible failure to successfully integrate the operations of acquired businesses, or to realize expected benefits within the anticipated time frame, or at all, such as cost savings, synergies, sales and growth opportunities. In addition, the integration of an acquired business or oversight of a partnership or joint venture may result in material unanticipated challenges, expenses, liabilities or competitive responses, including:

•inconsistencies between our standards, procedures and policies and those of an acquired business, partnership and/or joint venture;

•costs or inefficiencies associated with the integration of our operational and administrative systems;

•the increased scope and complexity of our operations could require significant attention from management and could impose constraints on our operations or other projects;

•unforeseen expenses, delays or conditions, including required regulatory or other third-party approvals or consents, or provisions in contracts with third parties that could limit our flexibility to take certain actions;

•an inability to retain the customers, employees, suppliers and/or marketing partners of an acquired business, partnership or joint venture or generate new customers or revenue opportunities through a strategic partnership;

•the costs of compliance with local laws and regulations and the implementation of compliance processes, as well as the assumption of unexpected liabilities, litigation, penalties or other enforcement actions;

•exposure to undetected malware and viruses embedded in the acquired IT systems of the acquired entity; and

•higher than expected costs arising due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies.

Any one of these factors could result in delays, increased costs or decreases in the amount of expected revenues related or derived from a strategic transaction and could adversely impact our financial condition or results of operations.

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

Our global operations expose us to several forms of liability, including claims for bodily injury, death and property damage related to the use of our vehicles, or for having our customers on our premises, as well as workers’ compensation and other employment-related claims by our employees. We may become exposed to uninsured liability at levels in excess of our historical levels. In addition, liabilities related to existing or future claims may exceed the level of our reserves and/or our insurance, which could adversely impact our financial condition and results of operations. Furthermore, insurance with unaffiliated insurers may not continue to be available to us on economically reasonable terms or at all. Should we be subject to an adverse ruling, or experience other significant liability for which we did not plan and were not adequately insured, our results of operations, financial position or cash flows could be negatively impacted.

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

RISKS RELATED TO LEGAL AND REGULATORY MATTERS

Costs associated with lawsuits, investigations or increases in legal reserves that we establish based on our assessment of contingent liabilities may have an adverse effect on our results of operations.

Our global operations expose us to various claims, lawsuits and other legal proceedings that arise in and outside of the ordinary course of our business in the countries in which we operate. We may be subject to complaints and/or litigation involving our customers, licensees, employees, independent operators and others with whom we conduct business, including claims for bodily injury, death and property damage related to use of our vehicles or our locations, or claims based on allegations of discrimination, misclassification as exempt employees under the Fair Labor Standards Act, wage and hour pay disputes, COVID-19 complaints and various other claims. We could be subject to substantial costs and/or adverse outcomes from such complaints or litigation, which could have a material adverse effect on our financial condition, cash flows or results of operations.

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

In recognition of the contribution that our various operations located in different countries provide to the global network, we implemented a new transfer pricing policy. We are seeking Advanced Pricing Agreements with certain tax authorities to obtain certainty regarding our new transfer pricing policy but our efforts have been delayed due to COVID-19. While this effort is ongoing, the process of negotiating and ultimately entering into these agreements may take several years. The ultimate results of our negotiations of these agreements with tax authorities, the expiration of such agreements, or changes in circumstances or in the interpretation of such agreements could increase our tax costs in these jurisdictions. Many countries routinely examine transfer pricing policies of taxpayers subject to their jurisdiction, challenge transfer pricing practices aggressively where there is potential non-compliance and impose significant interest charges and penalties where non-compliance is determined. To the extent we do not have an existing Advance Pricing Agreement or other agreement, governmental authorities could challenge our transfer pricing policy in the future and, if challenged, we may not prevail, which could increase our tax costs or reduce savings related to our transfer pricing policy.

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

The Tax Cuts and Jobs Act (the “Tax Act”) eliminated the use of like-kind exchange for personal property and also included a provision allowing for full expensing of qualified property purchases through the year 2022. Since 2004, we have utilized a like-kind exchange program whereby we replace vehicles in a manner that allows tax gains on vehicles sold in the U.S. to be deferred, resulting in a material deferral of U.S. federal and state income taxes. While the Tax Act repealed like-kind exchange treatment for vehicle sales, the effect of the repeal will be largely offset through 2022 by the full expensing provision of certain business assets in the year placed in service, which we believe includes our vehicles. However, the downsizing of our fleet in 2020 resulted in significant taxable gains and has significantly decreased the amount of tax deductions available under the full expensing provision. This has resulted in the utilization of tax attributes and increased federal and state income tax liabilities that could require us to make material cash payments. Furthermore, a downsizing or reduction in purchases would also likely occur if, and to the extent, we are unable to obtain financing when our asset-backed rental vehicle financings mature, or in connection with another significant decrease in demand for vehicle rentals. The full expensing provision phases out at the end of year 2022 and we are not certain if this provision will be extended. Certain U.S. states have modified their tax statutes as a result of the Tax Act, and such state legislation negates the full expensing benefits granted under the Tax Act, which negatively impacts our tax liability in such states. Other U.S. states continue to modify their tax statutes related to full expensing. Therefore, we cannot offer assurance that the benefits from the expected tax deductions will continue.

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

•incur additional debt to fund working capital, capital expenditures, debt service requirements, execution of our business strategy or acquisitions and other purposes;

•provide guarantees in respect of obligations of other persons;

•pay dividends or distributions, redeem or repurchase capital stock;

•prepay, redeem or repurchase debt;

•create or incur liens;

•make distributions from our subsidiaries;

•sell assets and capital stock of our subsidiaries;

•consolidate or merge with or into, or sell substantially all of our assets to, another person; and

•respond to adverse changes in general economic, industry and competitive conditions, as well as changes in government regulation and changes to our business.

Our failure to comply with the restrictive covenants contained in the agreements or instruments that govern our debt obligations, if not waived, would cause a default under the applicable debt agreement and could result in a cross-default under several of our other debt obligations, including our U.S. and European asset-backed debt facilities. If such a default were to occur, certain provisions in our various debt agreements could require that we repay or accelerate debt payments to the lenders or holders of our debt, and there can be no assurance that we would be able to refinance or obtain a replacement for such financing programs.

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

A portion of our borrowings, primarily our vehicle-backed borrowings, bears interest at variable rates that expose us to interest rate risk. If interest rates were to increase, whether due to an increase in market interest rates or an increase in our own cost of borrowing, our debt service obligations for our variable rate indebtedness would increase even though the amount of borrowings remained the same, and our results of operations could be adversely affected. As of December 31, 2020, our total outstanding debt of approximately $11.1 billion included unhedged interest rate sensitive debt of approximately $1.9 billion. During our seasonal borrowing peak in 2020, outstanding unhedged interest rate sensitive debt totaled approximately $5.5 billion.

Virtually all of our debt under vehicle programs and certain of our corporate indebtedness matures within the next five years. If we are unable to refinance maturing indebtedness at interest rates that are equivalent to or lower than the interest rates on our maturing debt, our results of operations or our financial condition may be adversely affected.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY MATTERS, DATA SECURITY AND PRIVACY

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

We rely heavily on the satisfactory performance and availability of our information systems, including our reservation systems, websites and network infrastructure to attract and retain customers, accept reservations, process rental and sales transactions, manage our fleet of vehicles, account for our activities and otherwise conduct our business. We have centralized our information systems and we rely on third-party communications service and system providers for technology services and link our systems with the business locations these systems were designed to serve. We have been subjected to, and from time to time in the future may be subject to, a failure or interruption that results in the unavailability of certain of our information systems. Such a failure or interruption, or a major disruption of communications between a system and the locations it serves, could cause a loss of reservations, interfere with our fleet management, slow rental and sales processes, create negative publicity that damages our reputation or otherwise adversely impacts our ability to manage our business effectively. We may experience system interruptions or disruptions for a variety of reasons, including from network failures, power outages, cyber attacks, employee errors, software errors, an unusually high volume of visitors attempting to access our systems, or other events such as fire, explosions, earthquakes, storms, floods, epidemics, strikes, acts of war, civil unrest or terrorist acts. Because we are dependent in part on independent third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. Our systems’ business continuity plans and insurance programs seek to mitigate such risks but they cannot fully eliminate the risks as a disruption could be experienced in any of our information systems.

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

In addition, anyone who is able to circumvent our security measures, or those of our third-party service providers, could misappropriate proprietary information or cause interruptions in our operations. Risks of cybersecurity incidents caused by malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, could include hacking, viruses, malicious software, ransomware, phishing attacks, denial of service attacks and other attempts to capture, disrupt or gain unauthorized access to data are rapidly evolving and could lead to disruptions in our reservation system or other data systems, unauthorized release of confidential or otherwise protected information or corruption of data. The techniques used by third parties change frequently and may be difficult to detect for long periods of time. Any successful efforts by individuals to infiltrate, break into, disrupt, damage or otherwise steal from the Company’s, its licensees’ or its third-party service providers’ security or information systems could damage our reputation and expose us to increased cybersecurity protection costs, litigation or other liability that could adversely impact our financial condition or results of operations. A cybersecurity breach resulting in the unauthorized use or disclosure of certain personal information could put individuals at risk of identity theft and financial or other harm and result in costs to the Company in investigation, remediation, legal defense and in liability to parties who are financially harmed. Failure to appropriately address these issues could also give rise to potentially material legal risks and liabilities.

We are subject to privacy, data protection, data security and other regulations, as well as private industry standards, which could negatively impact our global operations and cause us to incur additional incremental expense or reputational harm that impacts our future operating results.

Our business requires the secure processing and storage of personal information relating to our customers, employees, business partners and others. Current privacy and data protection laws, particularly the European Union’s General Data Protection Regulation and the equivalent in the United Kingdom (collectively, the “GDPR”), California Consumer Privacy Act including modifications by the California Privacy Rights Act (collectively, the “CCPA”), and other regulations in the jurisdictions in which we operate impose obligations and restrictions regarding the types of information that we may collect, process, sell and retain about our customers, employees and other individuals with whom we deal or propose to deal, some of which may be non-public personal data. The GDPR and CCPA, are each wide-ranging in scope, providing individuals located in the European Union and the United Kingdom, and California residents, respectively, greater control over their personal data. These laws impose several requirements relating to rights of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification, the use of third-party processors in connection with the processing of personal data, and the transfer or sale of personal data, and measures we must take to demonstrate compliance. The GDPR and CCPA also impose significant forfeitures and penalties for noncompliance and afford private rights of action to individuals under certain circumstances. The Company has adopted policies and procedures in compliance with the GDPR and CCPA, which may need to be updated as additional information concerning best practices are made available through guidance from regulatory authorities or published enforcement decisions. Privacy laws in the countries where we operate are developing at a rapid pace and may be interpreted and applied inconsistently from country to country, or from state to state in the U.S., and impose inconsistent or conflicting requirements. Complying with varying jurisdictional privacy requirements could increase our operating costs, divert management attention or require additional changes to our business practices. Should we be found to not be in compliance with the GDPR, CCPA or similar privacy and data protection laws, we could be subject to substantial monetary forfeitures, government consent decrees, regulatory enforcement actions, and other penalties that could negatively impact our operating results or harm our reputation.

The centralized nature of our information systems combined with the global nature of our business requires the routine flow of information about employees, customers and potential customers across national borders, particularly in the United States, the United Kingdom and Europe. Should this flow of information become illegal or subject us to onerous requirements or restrictions, our ability to serve our customers and efficiently manage our employees and operations could be negatively impacted for an extended period of time. In addition, our failure to maintain the security of the data we hold, whether as a result of our own error or the actions of others, could harm our reputation or give rise to legal liabilities that adversely impact our financial condition or results of operations. Privacy and data protection laws and regulations restrict the ways that we process our transaction information and the Payment Card Industry imposes strict customer credit card data security standards to ensure that our customers’ credit card information is protected. Failure to meet these data security standards could result in substantial increased fees to credit card companies, other liabilities and/or loss of the right to collect credit card payments, which could adversely impact our financial condition or results of operations.

GENERAL RISK FACTORS

We face risks related to the market price of our common stock.

We cannot predict the prices at which our common stock will trade. The market price of our common stock has experienced substantial volatility in the past and may fluctuate widely in the future, depending on many factors, some of which may be beyond our control, including, but not limited to, the factors described in this “Risk Factors” section and the section titled “Forward-Looking Statements.” If any of these factors occur, it could cause our stock price to fall and may expose us to litigation, including class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Certain provisions of our certificate of incorporation and by-laws and Delaware law could prevent or delay a potential acquisition of control of our Company, which could decrease the trading price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 6 Sylvan Way, Parsippany, New Jersey 07054 pursuant to a lease agreement that expires in 2023. We own a facility in Virginia Beach, Virginia, which serves as a satellite administrative facility for our car and truck rental operations. We also lease office space in Tulsa, Oklahoma, and Boston, Massachusetts, pursuant to leases expiring in 2025 and 2023, respectively. These locations primarily provide operational and administrative services or contact center operations for our Americas segment. We also lease office space in Bracknell, England, Barcelona, Spain and Budapest, Hungary, pursuant to leases expiring in 2027, 2024 and 2021, respectively, for corporate offices, contact center activities and other administrative functions, respectively, for our International segment. Other office locations throughout the world are leased for administrative, regional sales and operations activities.

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
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Our common stock is currently traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CAR.” At January 31, 2021, the number of stockholders of record was 2,346.

DIVIDEND POLICY

We neither declared nor paid any cash dividend on our common stock in 2020 or 2019, and we do not currently anticipate paying cash dividends on our common stock. However, we evaluate our dividend policy on a regular basis and may pay dividends in the future, subject to compliance with the covenants in our senior credit facility, the indentures governing our senior notes and our vehicle financing programs. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will also depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information about shares of our common stock that may be issued upon the exercise of options and restricted stock units under all of our existing equity compensation plans as of December 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and Restricted Stock Units (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (Excludes Restricted Stock Units) ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column) (b)
Equity compensation plans approved by security holders	2,148,002	$—	4,457,508
Equity compensation plans not approved by security holders	—	—	—
Total	2,148,002	$—	4,457,508
__________
(a)Includes awards granted under the Amended and Restated Equity and Incentive Plan, which plan was approved by stockholders.
(b)Represents 4,457,508 shares available for issuance under the Amended and Restated Equity and Incentive Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Board of Directors has authorized the repurchase of up to approximately $1.8 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in August 2019. The Company’s stock repurchases may occur through open market purchases or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date. During the three months ended December 31, 2020, no common stock repurchases were made under the plan.

PERFORMANCE GRAPH

Set forth below are a line graph and table comparing the cumulative total stockholder return of our common stock against the cumulative total returns of peer group indices, the S&P Midcap 400 Index, and the Dow Jones U.S. Transportation Average Index for the period of five fiscal years commencing December 31, 2015 and ending December 31, 2020. The broad equity market indices used by the Company are the S&P Midcap 400 Index, which measures the performance of mid-sized companies, and the Dow Jones U.S. Transportation Average Index, which measures the performance of transportation companies. The graph and table depict the result of an investment on December 31, 2015 of $100 in the Company’s common stock, the S&P Midcap 400 Index and the Dow Jones U.S. Transportation Average Index, including investment of dividends.

	As of December 31,
	2015	2016	2017	2018	2019	2020
Avis Budget Group, Inc.	$100.00	$101.07	$120.91	$61.95	$88.84	$102.78
S&P Midcap 400 Index	$100.00	$120.74	$140.35	$124.80	$157.49	$179.00
Dow Jones U.S. Transportation Average Index	$100.00	$122.32	$145.59	$127.65	$154.24	$179.72

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
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

OVERVIEW
OUR COMPANY
We operate three of the most globally recognized brands in mobility solutions, Avis, Budget and Zipcar together with several other brands, well recognized in their respective markets. Our brands offer a range of options, from car and truck rental to car sharing in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet of approximately 533,000 vehicles. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.
Business and Trends

The spread of the novel coronavirus (“COVID-19”) and the impact on travel demand and the global economy has had significant negative impacts on all aspects of our business. Significant events affecting travel have historically had an impact on vehicle rental volumes, with the full extent of the impact generally determined by the length of time the event influences travel decisions. COVID-19 and the resulting economic conditions have had, and we believe will continue to have, a significant negative impact on our operations and vehicle rental volumes and consequently our financial results, and such negative impact may continue well beyond the containment of this outbreak. In particular:

•Reservation volume was significantly behind the prior year on a comparable basis as a result of the effects of COVID-19, which impacted our peak summer season. We are not able to predict the impact that the COVID-19 pandemic may have on the seasonality of our business, particularly if the pandemic's effects increase.

•The used vehicle market was significantly disrupted in the first half of the second quarter, impacting our ability to dispose of used vehicles as a result of COVID-19. Beginning in the second half of the second quarter and continuing throughout the third and fourth quarters, the used car market improved significantly. If there are further disruptions due to COVID-19, we may experience a reduction in residual values for risk vehicles in our fleet which could cause us to sustain a substantial loss on the ultimate sale of such vehicles or require us to depreciate those vehicles at a more accelerated rate than we have anticipated. If our ability to sell vehicles in the used vehicle market becomes severely limited again, we may have difficulty meeting collateral requirements due under our asset-backed financing facilities.

•In April 2020, Moody’s and S&P Global (the “Rating Agencies”) downgraded our long-term corporate debt rating. If we were to experience a further downgrade, this could negatively impact our ability to respond to adverse changes in general economic, industry and competitive conditions, as well as changes in government regulation and changes to our business.

•As a result of decreased rental volume, we parked our vehicles in overflow parking lots. In April 2020, we experienced a fire at an overflow parking lot near Southwest Florida International Airport. As a result, we have lost vehicles with an estimated carrying value of approximately $50 million. We realized a loss of approximately $10 million related to this incident, which has been treated as COVID-19 charges and excluded from Adjusted EBITDA. We could experience similar casualty losses in other overflow parking lots.

•We have taken cost removal and mitigation actions by eliminating all non-essential capital and operating expenditures and we are continuing to negotiate with partners and suppliers for further reductions. Expenses for 2020 reflect the reduction or furlough of a large part of our global workforce, reduction of base compensation at the level of vice presidents and above, frozen merit increases, elimination of our 401(k) match for highly compensated employees, and cancellation of future hiring. We aggressively reduced the size of our global fleet beginning in March and ended December with 31% fewer units than the prior year. Our vehicle dispositions will occur through both traditional methods and by utilizing our alternative distribution strategy by selling directly to dealers and consumers. We also negotiated a significant number of new vehicle cancellations during 2020 to improve utilization and shrink the fleet size.

We have never previously experienced such a decrease in demand, and as a result, our ability to be predictive regarding the impact of such a decrease is uncertain. In addition, the duration of the pandemic is uncertain. As a consequence, we cannot estimate the impact on our business, financial condition or financial forecast or operational results with reasonable certainty. Our results of operations, financial condition, and cash flows were significantly impacted during the year ended December 31, 2020, by the ongoing COVID-19 pandemic. The trends and results for the year ended December 31, 2020 may not be indicative of results that may be expected in the future due to uncertainty regarding the extent and duration of the COVID-19 pandemic.

RESULTS OF OPERATIONS

A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to 2019 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2019 compared to 2018 can be found under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at ir.avisbudgetgroup.com.

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

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenues and “Adjusted EBITDA,” which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net, charges for unprecedented personal-injury and other legal matters, non-operational charges related to shareholder activist activity, gain on sale of equity method investment in China, COVID-19 charges and income taxes. Net charges for unprecedented personal-injury and other legal matters and gain on sale of equity method investment in China are recorded within operating expenses in our consolidated results of operations. Non-operational charges related to shareholder activist activity include third party advisory, legal and other professional service fees and are recorded within selling, general and administrative expenses in our consolidated results of operations. COVID-19 charges include unusual, direct and incremental costs due to the COVID-19 pandemic, such as minimum annual guaranteed rent in excess of concession fees for the period, overflow parking for idle vehicles and related shuttling costs, incremental cleaning supplies to sanitize vehicles and facilities and other charges, and losses associated with vehicles damaged in overflow parking lots, net of insurance proceeds, and are primarily recorded within operating expenses in our consolidated results of operations. We have revised our definition of Adjusted EBITDA to exclude COVID-19 charges. We did not revise prior years' Adjusted EBITDA amounts because there were no other charges similar in nature to these. We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our operating businesses and in comparing our results from period to period. We also believe that Adjusted EBITDA is useful to investors because it allows them to assess our results of operations and financial condition on the same basis that management uses internally. Adjusted EBITDA is a non-GAAP measure and should not be considered in isolation or as a substitute for net income or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended December 31, 2020 vs. Year Ended December 31, 2019

Our consolidated results of operations comprised the following:

	Year Ended December 31,
	2020	2019	$ Change	% Change
Revenues	$5,402	$9,172	$(3,770)	(41%)

Expenses
Operating	3,322	4,698	(1,376)	(29%)
Vehicle depreciation and lease charges, net	1,368	2,063	(695)	(34%)
Selling, general and administrative	703	1,237	(534)	(43%)
Vehicle interest, net	318	344	(26)	(8%)
Non-vehicle related depreciation and amortization	286	263	23	9%
Interest expense related to corporate debt, net:
Interest expense	231	178	53	30%
Early extinguishment of debt	9	12	(3)	(25%)
Restructuring and other related charges	118	80	38	48%
Transaction-related costs, net	3	10	(7)	(70%)
Total expenses	6,358	8,885	(2,527)	(28%)

Income (loss) before income taxes	(956)	287	(1,243)	n/m
Provision for (benefit from) income taxes	(272)	(15)	(257)	n/m

Net income (loss)	$(684)	$302	$(986)	n/m
__________
n/m    Not meaningful.

Because of the impact of COVID-19, revenues decreased during 2020 compared to 2019, driven by a 38% decrease in volume and a 6% decrease in revenue per day excluding exchange rate movements, partially offset by an $8 million benefit from currency exchange rate movements. Total expenses during the year ended December 31, 2020 decreased compared to 2019, primarily due to strategic cost reduction initiatives and reduced operational activities because of the impact of COVID-19.

During the year ended December 31, 2020, all expenses increased as a percentage of revenue, with the exception of selling, general and administrative costs, as a result of the impact of COVID-19, partially offset by strategic cost reduction initiatives to right-size the business. Operating expenses increased to 61.5% of revenue during 2020 compared to 51.2% in 2019. Vehicle depreciation and lease charges increased to 25.3% of revenue during 2020 compared to 22.5% in 2019. Selling, general and administrative costs decreased to 13.0% of revenue during 2020 compared to 13.5% in 2019, primarily due to strategic cost reduction initiatives to right-size the business. Vehicle interest costs increased to 5.9% of revenue during 2020 compared to 3.8% in 2019.

Our effective tax rates were a benefit of 28% and 5% for the year ended December 31, 2020 and 2019, respectively, which in 2019 included a $113 million one-time benefit arising from the release of valuation allowances on certain of our foreign deferred tax assets primarily driven by tax planning strategies. As a result of these items, our net income decreased compared to 2019.

For 2020, the Company reported losses of $9.71 per diluted share. For 2019, the Company reported earnings of $3.98 per diluted share, which includes a one-time benefit arising from the release of valuation allowances on certain of our foreign deferred tax assets primarily driven by tax planning strategies of $1.50 per share.
Following is a more detailed discussion of the results of each of our reportable segments:

	2020		2019
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$3,965	$72	$6,352	$652
International	1,437	(202)	2,820	203
Corporate and Other (a)	—	(45)	—	(67)
Total Company	$5,402	$(175)	$9,172	$788

	Reconciliation of net income (loss) to Adjusted EBITDA
			2020	2019
Net income (loss)			$(684)	$302
Provision for (benefit from) income taxes			(272)	(15)
Income (loss) before income taxes			(956)	287

Add:	Non-vehicle related depreciation and amortization		286	263
Interest expense related to corporate debt, net:
Interest expense			231	178
Early extinguishment of debt			9	12
COVID-19 Charges (b)			122	—
Restructuring and other related charges (c)			118	80
Unprecedented personal-injury and other legal matters, net (d)			8	—
Non-operational charges related to shareholder activist activity (e)			4	2
Transaction-related costs, net (f)			3	10
Gain on sale of equity method investment in China (d)			—	(44)
Adjusted EBITDA			$(175)	$788
__________
(a)    Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)    For the year ended December 31, 2020, consists of $116 million within operating expenses, $5 million within selling, general and administrative expenses and $1 million within vehicle depreciation and lease charges, net in our consolidated results of operations. Primarily consisting of $60 million of minimum annual guaranteed rent in excess of concession fees, $48 million of incremental cleaning supplies to sanitize vehicles and facilities, overflow parking for idle vehicles and related shuttling costs and other charges and $14 million of losses associated with vehicles damaged in overflow parking lots, net of insurance proceeds.
(c)     Other related charges include costs associated with the separation of certain officers of the Company.
(d)    Reported within operating expenses in our consolidated results of operations.
(e)    Reported within selling, general and administrative expenses in our consolidated results of operations.
(f)    Primarily comprised of acquisition- and integration-related expenses.
Americas

	2020	2019	% Change
Revenues	$3,965	$6,352	(38%)
Adjusted EBITDA	72	652	(89%)
Revenues decreased 38% during 2020, compared to 2019, primarily due to a 36% decrease in volume and a 3% decrease in revenue per day excluding exchange rate effects as a result of the impact of COVID-19.
Operating expenses increased to 58.9% of revenue during 2020 compared to 50.2% in 2019, primarily due to impacts directly related to COVID-19, partially offset by strategic cost reduction initiatives to right-size the business. Vehicle depreciation and lease charges increased to 24.4% of revenue during 2020 compared to 23.0% in 2019, primarily due to impacts directly related to COVID-19, partially offset by 23% lower per-unit fleet costs. Selling, general and administrative costs decreased to 10.5% of revenue during 2020 compared to 12.1% in 2019, primarily due to strategic cost reduction initiatives to right-size the business. Vehicle interest costs increased to 6.9% of revenue during 2020 compared to 4.5% in 2019, primarily due to impacts directly related to COVID-19, partially offset by strategic cost reduction initiatives to right-size the business.

Adjusted EBITDA decreased 89% during 2020, compared to 2019, due to lower revenues directly related to COVID-19.
International

	2020	2019	% Change
Revenues	$1,437	$2,820	(49%)
Adjusted EBITDA	(202)	203	n/m
Revenues decreased 49% during 2020, compared to 2019, primarily due to a 42% decrease in volume and a 13% decrease in revenue per day excluding exchange rate movements as a result of the impact of COVID-19, partially offset by a $9 million benefit from currency exchange rate movements.
During the year ended December 31, 2020, all expenses increased as a percentage of revenue as a result of the impact of COVID-19, partially offset by strategic cost reduction initiatives to right-size the business. Operating expenses increased to 68.5% of revenue during 2020 compared to 53.5% in 2019. Vehicle depreciation and lease charges increased to 27.9% of revenue during 2020 compared to 21.3% in 2019. Selling, general and administrative costs increased to 16.5% of revenue during 2020 compared to 14.3% in 2019. Vehicle interest costs increased to 3.1% of revenue during 2020 compared to 2.1% in 2019.

Adjusted EBITDA decreased during 2020, compared to 2019, due to lower revenues directly related to COVID-19.

Corporate and Other

	2020	2019	% Change
Revenues	$—	$—	n/m
Adjusted EBITDA	(45)	(67)	n/m
__________
n/m    Not meaningful.

Adjusted EBITDA decreased $22 million during 2020, compared to 2019, primarily due to lower selling, general and administrative expenses related to cost reduction initiatives, which are not attributable to a particular segment.

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

FINANCIAL CONDITION

	As of December 31,
	2020	2019	Change
Total assets exclusive of assets under vehicle programs	$8,365	$9,311	$(946)
Total liabilities exclusive of liabilities under vehicle programs	9,053	8,538	515
Assets under vehicle programs	9,173	13,815	(4,642)
Liabilities under vehicle programs	8,640	13,932	(5,292)
Stockholders’ equity	(155)	656	(811)

The decrease in assets and liabilities under vehicle programs compared to 2019 is primarily related to the reduction of our vehicle rental fleet to right-size our business in response to the COVID-19 pandemic. The decrease in stockholders’ equity compared to 2019 is primarily due to our comprehensive loss and share repurchases.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During 2020, our Avis Budget Rental Car Funding subsidiary issued approximately $700 million and $650 million in asset-backed notes with an expected final payment date of August 2025 and February 2026, and a weighted average interest rate of 2.42% and 2.28%, respectively. The proceeds from these borrowings were used to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States.

In April 2020, we entered into an amendment (the “Amendment”) to our senior credit facilities, consisting of an approximately $1.2 billion term loan maturing in 2027 and a $1.8 billion revolving credit facility maturing in 2023, which remain in place after the Amendment. The Amendment provides for relief from the quarterly-tested leverage covenant contained in the credit agreement governing the senior credit facilities until the end of a specific relief period, including a holiday from such leverage covenant through June 30, 2021, during which time (i) certain negative covenant exceptions are not available to the Company, (ii) pricing on the senior credit facilities is increased, (iii) the Company must comply with a liquidity covenant and additional reporting requirements and (iv) the Company must meet additional conditions to borrow under the revolving credit facility.

In May 2020, we issued $500 million of 10½% Senior Secured Notes due May 2025. We used the proceeds from this offering for general corporate purposes. In August 2020, we issued $350 million of additional 5¾% Senior Notes due July 2027 to redeem the outstanding $100 million in aggregate principal amount of our 5½% Senior Notes due 2023, with the remainder being used for general corporate purposes.

During the first quarter of 2020, we repurchased approximately 5.0 million shares of our outstanding common stock for approximately $113 million.

Cash Flows
Year Ended December 31, 2020 vs. Year Ended December 31, 2019
The following table summarizes our cash flows:

	Year Ended December 31,
	2020	2019	Change
Cash provided by (used in):
Operating activities	$691	$2,586	$(1,895)
Investing activities	3,177	(2,752)	5,929
Financing activities	(4,045)	318	(4,363)
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	42	13	29
Net change in cash and cash equivalents, program and restricted cash	(135)	165	(300)
Cash and cash equivalents, program and restricted cash, beginning of period	900	735	165
Cash and cash equivalents, program and restricted cash, end of period	$765	$900	$(135)

Cash provided by operating activities during 2020 was substantially lower compared with 2019 due to reduced operational activities as a result of the impact of COVID-19.

The decrease in cash used in investing activities during 2020 compared with 2019 is primarily due to a decrease in investment in vehicles.

The decrease in cash provided by financing activities during 2020 compared with 2019 is primarily due to a decrease in net borrowings under vehicle programs.
We anticipate that our non-vehicle property and equipment additions will be approximately $235 million in 2021.
Debt and Financing Arrangements
At December 31, 2020, we had approximately $11.1 billion of indebtedness (including corporate indebtedness of approximately $4.2 billion and debt under vehicle programs of approximately $6.9 billion). For detailed information regarding our debt and borrowing arrangements, see Notes 13 and 14 to our Consolidated Financial Statements.

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

As of December 31, 2020, we had access to $0.7 billion of available cash and cash equivalents and available borrowings under our revolving credit facility of approximately $0.6 billion, providing us with access to an approximate $1.3 billion of total liquidity. See Note 1 to our Consolidated Financial Statements for detailed information on liquidity and management’s plans.
Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the new liquidity covenant, the consolidated first lien leverage ratio requirement after the end of the waiver period on June 30, 2021 and other covenants associated with our senior credit facilities and other borrowings. As of December 31, 2020, we were in compliance with the financial covenants governing our indebtedness.
CONTRACTUAL OBLIGATIONS
The following table summarizes our principal future contractual obligations as of December 31, 2020:

	2021	2022	2023	2024	2025	Thereafter	Total
Corporate debt	$19	$18	$18	$732	$1,182	$2,289	$4,258
Debt under vehicle programs	1,626	2,444	1,224	885	621	102	6,902
Debt interest	481	414	353	276	156	130	1,810
Operating leases	686	498	424	297	223	1,081	3,209
Commitments to purchase vehicles (a)	8,740	—	—	—	—	—	8,740
Defined benefit pension plan contributions (b)	9	—	—	—	—	—	9
Other purchase commitments (c)	86	53	27	7	4	—	177
Total (d)	$11,647	$3,427	$2,046	$2,197	$2,186	$3,602	$25,105
 __________
(a)Represents commitments to purchase vehicles, the majority of which are from Ford, Fiat Chrysler and General Motors. These commitments are generally subject to the vehicle manufacturers satisfying their obligations under the repurchase and guaranteed depreciation agreements. The purchase of such vehicles is generally financed through borrowings under vehicle programs in addition to cash received upon the sale of vehicles, some of which were purchased under repurchase and guaranteed depreciation programs (see Note 15 to our Consolidated Financial Statements).
(b)Represents the expected contributions to our defined benefit pension plans in 2021. The amount of future contributions to our defined benefit pension plans will depend on the rates of return generated from plan assets and other factors (see Note 18 to our Consolidated Financial Statements) and are not included above.
(c)Primarily represents commitments under service contracts for information technology, telecommunications and marketing agreements with travel service companies.
(d)Excludes income tax uncertainties of $24 million, $13 million of which is subject to indemnification by Realogy and Wyndham. We are unable to estimate the period in which these income tax uncertainties are expected to be settled.
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
Goodwill and Other Indefinite-lived Intangible Assets. We have reviewed the carrying value of our goodwill and other indefinite-lived intangible assets for impairment. In performing this review, we are required to make an assessment of fair value for our goodwill and other indefinite-lived intangible assets. When determining fair value, we utilize various assumptions, including the fair market trading price of our common stock and management’s projections of future cash flows, which include forecast of future revenue and Adjusted EBITDA. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause the fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact earnings. We review the carrying value of goodwill and other indefinite-lived intangible assets for impairment annually or more frequently if circumstances indicate that an impairment may have occurred.
Our goodwill and other indefinite-lived intangible assets are allocated among our reporting units. During 2020, 2019 and 2018, there was no impairment of goodwill and no material impairment of other intangible assets, see Note 7 to our Consolidated Financial Statements. For our Europe, Middle East and Africa (“EMEA”) reporting unit, the percentage by which the estimated fair value exceeded the carrying value as of October 1, 2020 was 17% and the amount of goodwill allocated to our reporting unit was $488 million. We will continue to closely monitor actual results versus our expectations as well as any significant changes in events or conditions, including the impact of COVID-19 on our business and the travel industry, and the resulting impact to our assumptions about future estimated cash flows, the discount rate and market multiples. In the future, failure to achieve our business plans, a further deterioration of the general economic conditions of the countries in which we operate, or significant changes in the assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets (such as the discount rate) could result in significantly different estimates of fair value that could trigger an impairment of the goodwill of our reporting units or intangible assets.
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
We assess our market risk based on changes in currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, cash flows and fair values based on a hypothetical 10% appreciation or depreciation in the value of the underlying currencies being hedged, against the U.S. dollar at December 31, 2020. With all other variables held constant, a hypothetical 10% change (increase or decrease) in currency exchange rates would not have a material impact on our 2020 earnings. Because unrealized gains or losses related to foreign currency forward and swap contracts are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these foreign currency contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.
Interest Rate Risk Management
Our primary interest rate exposure at December 31, 2020 was interest rate fluctuations in the U.S., specifically LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate that LIBOR and commercial paper rates will remain a primary market risk exposure for the foreseeable future.
We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate exposures and derivatives as of December 31, 2020, we estimate that a 10% change in interest rates would not have a material impact on our 2020 earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.
Commodity Risk Management
We have commodity price exposure related to fluctuations in the price of gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a hypothetical 10% change in the price of gasoline would not have a material impact on our earnings as of December 31, 2020.

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

(b)    Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2020, our internal control over financial reporting was effective. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their attestation report is included below.

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

To the Stockholders and the Board of Directors of
Avis Budget Group, Inc.
Parsippany, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Avis Budget Group, Inc. and subsidiaries (the "Company") as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2020 of the Company and our report dated February 17, 2021 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

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
February 17, 2021

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 15(A)(1). FINANCIAL STATEMENTS

See Consolidated Financial Statements and Consolidated Financial Statements Index commencing on page F-1 hereof.

ITEM 15(A)(2). FINANCIAL STATEMENT SCHEDULES

See Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018 commencing on page G-1 hereof.

ITEM 15(A)(3). EXHIBITS

See Exhibit Index commencing on page H-1 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIS BUDGET GROUP, INC.

By:	/s/ CATHLEEN DEGENOVA
Cathleen DeGenova
Vice President and Chief Accounting Officer
Date:	February 17, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH A. FERRARO	President and Chief Executive Officer	February 17, 2021
(Joseph A. Ferraro)

/s/ BRIAN CHOI	Executive Vice President and Chief Financial Officer	February 17, 2021
(Brian Choi)

/s/ CATHLEEN DEGENOVA	Vice President and Chief Accounting Officer	February 17, 2021
(Cathleen DeGenova)

/s/ BERNARDO HEES	Executive Chairman of the Board of Directors	February 17, 2021
(Bernardo Hees)

/s/ JAGDEEP PAHWA	Vice Chairman of the Board of Directors	February 17, 2021
(Jagdeep Pahwa)

/s/ LYNN KROMINGA	Director	February 17, 2021
(Lynn Krominga)

/s/ GLENN LURIE	Director	February 17, 2021
(Glenn Lurie)

/s/ KARTHIK SARMA	Director	February 17, 2021
(Karthik Sarma)

/s/ CARL SPARKS	Director	February 17, 2021
(Carl Sparks)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Avis Budget Group, Inc.
Parsippany, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avis Budget Group, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, effective January 1, 2019, the Company adopted FASB ASC Topic 842, Leases, using the transition method allowing entities to only apply the new lease standard in the year of adoption.

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

Vehicles - Depreciation Expense - United States Risk Vehicles - Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

The Company records rental vehicles at cost, net of accumulated depreciation. The initial cost of the vehicles is recorded net of incentives and allowances from manufacturers. Rental vehicles acquired by the Company outside of manufacturer repurchase and guaranteed depreciation programs are referred to as risk vehicles and the carrying values of these risk vehicles are depreciated based upon the vehicles’ estimated residual values at their expected dates of disposition. The estimation of residual values for risk vehicles requires the Company to make assumptions regarding factors which include, but are not limited to, the anticipated age of the vehicles and market conditions for used vehicles at the time of disposal. The Company regularly evaluates estimated residual values and adjusts vehicle depreciation rates as appropriate. Any adjustments to depreciation are made prospectively.

Given the volume of risk vehicles in the United States and the significant estimation uncertainty and judgments made by management to calculate the estimated residual values of these risk vehicles, auditing the estimated residual values of United States risk vehicles and related vehicle depreciation expense required extensive audit effort to develop an independent expectation of residual values and depreciation expense, and a high degree of auditor judgment was required when performing audit procedures and evaluating the results of those procedures. The significant estimation uncertainty was primarily due to management’s assumptions regarding the impact of future consumer demand and general economic conditions on expected pricing of used vehicles. Additionally, auditing the calculation of the estimated residual values for United States risk vehicles was challenging due to the volume of data inputs utilized in management’s calculation, including historical sales data and data specific to the Company’s current fleet.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to assess the reasonableness of the estimated residual values and vehicle depreciation expense related to United States risk vehicles included the following, among others:

•We evaluated the appropriateness and consistency of the Company’s methods, significant assumptions and judgments to calculate the estimated residual values of risk vehicles and the expected dates of disposition.

•We tested the effectiveness of controls over vehicle depreciation expense related to risk vehicles and management’s review of the significant assumptions and judgments to calculate the estimated residual values of risk vehicles, including those over the Company’s monitoring of residual values and used vehicle market conditions.

•We assessed the reasonableness of the estimated residual values of risk vehicles by performing the following procedures on a selection of risk vehicles:

–We tested the underlying historical data that served as the basis for the Company’s calculation of the estimated residual values to evaluate that the inputs were reasonable.

–We tested the mathematical accuracy of the Company’s calculation of the estimated residual values and vehicle depreciation expense rates.

–We tested significant assumptions and judgments used in the Company’s calculation by developing an independent expectation of residual values and compared them to the estimated residual values calculated by the Company. Our independent expectation was calculated using our professional judgment by reference to third-party data, information produced by the Company, subsequent vehicle sales, and inquiries of management.

–We searched for contradictory evidence associated with the significant assumptions and judgments made by management based on our knowledge of the industry and review of third-party industry data.

•We developed an independent expectation of depreciation expense based on, but not limited to, the vehicles’ age and results of our residual value testing and compared it to the amount recorded by the Company as depreciation expense.

Self-Insurance Reserves - Public Liability and Property Damage Claims - United States - Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company is self-insured for public liability and property damage claims. These self-insurance reserves represent an estimate for both reported claims not yet paid and claims incurred but not yet reported. The estimated reserve requirements for such claims are calculated on an undiscounted basis using actuarial methods and various assumptions which include, but are not limited to, historical loss experience and projected loss development factors. The required liability is subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents for which the Company is ultimately liable and changes in the cost per incident.

Given the volume of public liability and property damage claims in the United States and the subjectivity of estimating the related self-insurance reserves for reported claims not yet paid and claims incurred but not yet reported due to uncertain exposure and projected loss development, performing audit procedures to evaluate whether these self-insurance reserves were appropriately recorded as of December 31, 2020 required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to United States public liability and property damage self-insurance reserves included the following, among others:

•We tested the effectiveness of controls over management’s review of significant assumptions, key inputs and methods used to calculate the estimate of the reported claims not yet paid and claims incurred but not yet reported.

•We tested the underlying data that served as the basis for the Company’s actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were reasonable.

•With the assistance of our actuarial specialists, we developed an independent estimate of the self-insurance reserves, including assessment of loss data and claim development factors, and compared our estimate to management’s estimate. In addition, we performed the following:

–Evaluated the reasonableness of the methodologies used in management’s estimate based on actuarial methods followed in the insurance industry associated with such liabilities.

–Evaluated the reasonableness of the assumptions used in management’s estimate by comparing prior-year assumptions of expected development and ultimate loss to actuals incurred during the current year to identify potential bias in the determination of these liabilities.

Goodwill - Europe, Middle East and Africa (“EMEA”) Reporting Unit - Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the carrying value of each reporting unit to its fair value using the present value of expected future cash flows. When appropriate, comparative market multiples and other factors are used to corroborate the discounted cash flow results. When determining fair value, the Company utilizes various assumptions, including, but not limited to, management’s projections of future cash flows, which include forecasts of future revenue and adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”). A change in these underlying assumptions will cause a change in the results of the impairment test and, as such, could cause the fair value to be less than the respective carrying amount. For the Company’s Europe, Middle East and Africa (“EMEA”) reporting unit, the percentage by which the estimated fair value exceeded the carrying value as of the annual impairment testing date was 17% and the amount of goodwill allocated to this reporting unit was $488 million. Significant changes in events or conditions, including further impacts of the COVID-19 pandemic on the Company’s business and the travel industry, may impact the Company’s assumptions about future estimated cash flows, the discount rate and market multiples.

Given the significant judgments and assumptions made by management to estimate the fair value of the EMEA reporting unit combined with the estimation uncertainty related to the timing and magnitude of economic recovery, auditing the fair value of the EMEA reporting unit required extensive audit effort and judgment, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future cash flows, specifically related to revenue and Adjusted EBITDA, and the selection of the discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of future revenue and Adjusted EBITDA and the selection of the discount rate used by management to estimate the fair value of the EMEA reporting unit included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the fair value calculation, forecasts of future revenue and Adjusted EBITDA, and the selection of the discount rate.

•With the assistance of fair value specialists, we evaluated the reasonableness of the valuation methodology and discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.

•We evaluated the reasonableness of management’s revenue and Adjusted EBITDA forecasts by comparing the forecasts to:

–Historical revenue and Adjusted EBITDA.

–Internal communications to management and the Board of Directors.

–Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.

•We evaluated the reasonableness of management’s assumptions related to the severity of business disruption associated with the COVID-19 pandemic on the EMEA reporting unit and timing of economic recovery by:

–Comparing management’s analysis of the expected business disruption from the COVID-19 pandemic on the EMEA reporting unit to the business impacts observed during 2020.

–Comparing management’s analysis of the timing of economic recovery to external economic recovery and industry forecasts to evaluate contradictory evidence related to management’s assumptions regarding the expected impact of the COVID-19 business disruption and timing of recovery.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 17, 2021

We have served as the Company’s auditor since 1997.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2020	2019	2018

Revenues	$5,402	$9,172	$9,124

Expenses
Operating	3,322	4,698	4,639
Vehicle depreciation and lease charges, net	1,368	2,063	2,179
Selling, general and administrative	703	1,237	1,220
Vehicle interest, net	318	344	314
Non-vehicle related depreciation and amortization	286	263	256
Interest expense related to corporate debt, net:
Interest expense	231	178	188
Early extinguishment of debt	9	12	19
Restructuring and other related charges	118	80	22
Transaction-related costs, net	3	10	20
Total expenses	6,358	8,885	8,857

Income (Loss) before income taxes	(956)	287	267
Provision for (benefit from) income taxes	(272)	(15)	102

Net income (loss)	$(684)	$302	$165

Earnings per share
Basic	$(9.71)	$4.01	$2.08
Diluted	$(9.71)	$3.98	$2.06
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2020	2019	2018

Net income (loss)	$(684)	$302	$165

Other comprehensive income (loss), net of tax
Currency translation adjustments:
Currency translation adjustments, net of tax of $23, $(6) and $(8), respectively	$33	$12	$(81)
Reclassification of currency translation adjustments to earnings	(2)	—	—
Cash flow hedges:
Net unrealized holding gains (losses), net of tax of $14, $7, and $0, respectively	(39)	(20)	(2)
Reclassification of cash flow hedges to earnings, net of tax of $(3), $1, and $1, respectively	8	(3)	(2)
Minimum pension liability adjustment:
Pension and post-retirement benefits, net of tax of $12, $6, and $6, respectively	(36)	(20)	(23)
Reclassification of pension and post-retirement benefits to earnings, net of tax of $(3), $(2), and $(2), respectively	6	6	5
	(30)	(25)	(103)
Total comprehensive income (loss)	$(714)	$277	$62

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$692	$686
Receivables (net of allowance for doubtful accounts of $60 and $52, respectively)	647	911
Other current assets	456	548
Total current assets	1,795	2,145

Property and equipment, net	657	792
Operating lease right-of-use assets	2,560	2,596
Deferred income taxes	1,198	1,662
Goodwill	1,137	1,101
Other intangibles, net	774	798
Other non-current assets	244	217
Total assets exclusive of assets under vehicle programs	8,365	9,311

Assets under vehicle programs:
Program cash	72	211
Vehicles, net	8,153	12,177
Receivables from vehicle manufacturers and other	281	778
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	667	649
	9,173	13,815
Total assets	$17,538	$23,126

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$2,034	$2,206
Short-term debt and current portion of long-term debt	19	19
Total current liabilities	2,053	2,225

Long-term debt	4,191	3,416
Long-term operating lease liabilities	2,078	2,140
Other non-current liabilities	731	757
Total liabilities exclusive of liabilities under vehicle programs	9,053	8,538

Liabilities under vehicle programs:
Debt	1,777	3,132
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	5,080	7,936
Deferred income taxes	1,383	2,189
Other	400	675
	8,640	13,932

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 250 shares; issued 137 shares, respectively	1	1
Additional paid-in capital	6,668	6,741
Accumulated deficit	(1,470)	(785)
Accumulated other comprehensive loss	(187)	(157)
Treasury stock, at cost—67 and 63 shares, respectively	(5,167)	(5,144)
Total stockholders’ equity	(155)	656
Total liabilities and stockholders’ equity	$17,538	$23,126
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income (loss)	$(684)	$302	$165
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Vehicle depreciation	1,330	1,890	1,974
Amortization of right-of-use assets	945	989	—
(Gain) loss on sale of vehicles, net	(157)	(82)	(48)
Non-vehicle related depreciation and amortization	286	263	256
Deferred income taxes	(317)	(103)	14
Stock-based compensation	9	22	24
Amortization of debt financing fees	33	31	28
Early extinguishment of debt costs	9	12	19
Net change in assets and liabilities:
Receivables	115	10	(44)
Income taxes	1	(5)	35
Accounts payable and other current liabilities	(181)	84	48
Operating lease liabilities	(936)	(981)	—
Other, net	238	154	138
Net cash provided by operating activities	691	2,586	2,609

Investing activities
Property and equipment additions	(94)	(250)	(231)
Proceeds received on asset sales	6	11	17
Net assets acquired (net of cash acquired)	(69)	(77)	(91)
Other, net	—	81	(44)
Net cash used in investing activities exclusive of vehicle programs	(157)	(235)	(349)

Vehicle programs:
Investment in vehicles	(5,401)	(12,887)	(12,589)
Proceeds received on disposition of vehicles	8,753	10,460	9,648
Investment in debt securities of Avis Budget Rental Car Funding (AESOP)—related party	(286)	(251)	(188)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP)—related party	268	161	52
	3,334	(2,517)	(3,077)
Net cash provided by (used in) investing activities	3,177	(2,752)	(3,426)

Financing activities
Proceeds from long-term borrowings	991	402	485
Payments on long-term borrowings	(308)	(509)	(515)
Net change in short-term borrowings	—	(1)	(4)
Debt financing fees	(26)	(7)	(15)
Proceeds from issuance of common stock	15	—	—
Repurchases of common stock	(119)	(67)	(216)
Other, net	—	—	3
Net cash provided by (used in) financing activities exclusive of vehicle programs	553	(182)	(262)

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Year Ended December 31,
	2020	2019	2018
Vehicle programs:
Proceeds from borrowings	13,558	19,869	17,339
Payments on borrowings	(18,138)	(19,346)	(16,385)
Debt financing fees	(18)	(23)	(25)
	(4,598)	500	929
Net cash (used in) provided by financing activities	(4,045)	318	667

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	42	13	(16)

Net (decrease) increase in cash and cash equivalents, program and restricted cash	(135)	165	(166)
Cash and cash equivalents, program and restricted cash, beginning of period	900	735	901
Cash and cash equivalents, program and restricted cash, end of period	$765	$900	$735

Supplemental disclosure
Interest payments	$503	$509	$497
Income tax payments, net	$44	$93	$53
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2018	137.1	$1	$6,820	$(1,222)	$(24)	(56.3)	$(5,002)	$573

Cumulative effect of accounting change	—	—	—	(34)	(6)	—	—	(40)

Comprehensive income:
Net income	—	—	—	165	—	—	—
Other comprehensive loss	—	—	—	—	(103)	—	—

Total comprehensive income								62

Net activity related to restricted stock units	—	—	(31)	—	—	0.5	48	17
Exercise of stock options	—	—	(17)	—	—	0.2	19	2
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	1	—
Repurchase of common stock	—	—	—	—	—	(5.9)	(200)	(200)

Balance at December 31, 2018	137.1	$1	$6,771	$(1,091)	$(133)	(61.5)	$(5,134)	$414

Cumulative effect of accounting change	—	—	—	4	1	—	—	5

Comprehensive income:
Net income	—	—	—	302	—	—	—
Other comprehensive loss	—	—	—	—	(25)	—	—

Total comprehensive income								277

Net activity related to restricted stock units	—	—	(24)	—	—	0.4	46	22
Exercise of stock options	—	—	(5)	—	—	0.1	5	—
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	1	—
Repurchase of common stock	—	—	—	—	—	(2.2)	(62)	(62)

Balance at December 31, 2019	137.1	$1	$6,741	$(785)	$(157)	(63.2)	$(5,144)	$656

Cumulative effect of accounting change	—	—	—	(1)	—	—	—	(1)

Comprehensive income:
Net loss	—	—	—	(684)	—	—	—
Other comprehensive loss	—	—	—	—	(30)	—	—

Total comprehensive loss								(714)
Non-controlling interest	—	—	(2)	—	—	—	—	(2)
Net activity related to restricted stock units	—	—	(50)	—	—	0.5	54	4
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	1	—
Issuance of common stock	—	—	(20)	—	—	0.4	35	15
Repurchase of common stock	—	—	—	—	—	(5.0)	(113)	(113)

Balance at December 31, 2020	137.1	$1	$6,668	$(1,470)	$(187)	(67.3)	$(5,167)	$(155)
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

1.Basis of Presentation
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
Liquidity and Management’s Plans

The continuing cases of COVID-19 and the developments surrounding the pandemic have had a material negative impact on all aspects of the Company’s business. Significant events affecting travel and the overall economy have historically had an impact on vehicle rental volumes, with the full extent of the impact generally determined by the length of time the event influences travel decisions as well as general economic conditions. The COVID-19 outbreak and resulting economic conditions have had, and the Company believes will continue to have, a significant adverse impact on its operations and vehicle rental volumes, and on its financial results and liquidity, and such negative impact may continue well beyond the containment of the outbreak.

The Company cannot assure its assumptions used to estimate its liquidity requirements will be correct because it has never previously experienced such a change in demand, and as a consequence, its ability to be predictive is uncertain. In addition, the duration of the pandemic is uncertain. Therefore, the Company has taken, and plans to take further actions to manage its liquidity, including reducing capital expenditures, operating expenses and the number of vehicles in its fleet. The Company has no meaningful corporate debt maturities until 2023. The Company plans to finance the routine Asset Backed Securities (“ABS”) maturities with program cash on hand, available revolving debt capacity and fleet sales. As a result, based on current operational assumptions, the Company believes it has adequate liquidity beyond the next twelve months.

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

2.Summary of Significant Accounting Policies
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
Revenue Recognition

The Company derives revenues primarily by providing vehicle rentals and other related products and mobility services to commercial and leisure customers, as well as through licensing of its rental brands. Other related products and mobility services include sales of collision and loss damage waivers under which a customer is relieved from financial responsibility arising from vehicle damage incurred during the rental; products and services for driving convenience such as fuel service options, roadside safety net, electronic toll collection, tablet rentals, access to satellite radio, portable navigation units and child safety seat rentals; and rentals of other supplemental items including automobile towing equipment and other moving accessories and supplies. The Company also receives payment from customers for certain operating expenses that it incurs, including airport concession fees that are paid by the Company in exchange for the right to operate at airports and other locations, as well as vehicle licensing fees. In addition, the Company collects membership fees in connection with its car sharing business.

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

Beginning January 1, 2019, the Company combined all lease and non-lease components of its vehicle rental contracts for which the timing and pattern of transfer are the same and the lease component meets the classification of an operating lease. For the years ended December 31, 2020 and 2019, vehicle rentals and other related products and mobility services are recognized evenly over the period of rental, which is on average five and four days, respectively. (See Note 3–Leases).

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

Effective January 1, 2019, revenues are recognized under ASU 2016-02, “Leases (Topic 842),” with the exception of royalty fee revenue derived from the Company licensees and revenue related to the Company’s customer loyalty program, which were approximately $159 million and $144 million for the years ended December 31, 2020 and 2019, respectively.

The following table presents the Company’s revenues disaggregated by geography.

	Year Ended December 31,
	2020	2019
Americas	$3,965	$6,352
Europe, Middle East and Africa	1,127	2,222
Asia and Australasia	310	598
Total revenues	$5,402	$9,172

The following table presents the Company’s revenues disaggregated by brand.

	Year Ended December 31,
	2020	2019
Avis	$2,961	$5,250
Budget	1,908	3,179
Other	533	743
Total revenues	$5,402	$9,172
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

The following table presents changes in deferred revenue associated with the Company’s customer loyalty program.

	Year Ended December 31,
	2020	2019
Balance, January 1	$59	$64
Revenue deferred	26	17
Revenue recognized	(51)	(22)
Balance, December 31	$34	$59
_______
At December 31, 2020 and 2019, $17 million and $22 million was included in accounts payable and other current liabilities, respectively, and $17 million and $37 million, respectively, in other non-current liabilities. Non-current amounts are expected to be recognized as revenue within two to three years.

Currency Translation
Assets and liabilities of foreign operations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the prevailing monthly average rate of exchange. The related translation adjustments are reflected in accumulated other comprehensive income (loss) in the stockholders’ equity section of the Consolidated Balance Sheets and in the Consolidated Statements of Comprehensive Income. The accumulated currency translation adjustment as of December 31, 2020 and 2019 were gains of $40 million and $9 million, respectively. The Company has designated its euro-denominated Notes as a hedge of its investment in euro-denominated foreign operations and, accordingly, records the effective portion of gains or losses on this net investment hedge in accumulated other comprehensive income (loss) as part of currency translation adjustments.
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

	As of December 31,
	2020	2019
Cash and cash equivalents	$692	$686
Program cash	72	211
Restricted cash (a)	1	3
Total cash and cash equivalents, program and restricted cash	$765	$900
_________
(a)Included within other current assets.
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
The Company capitalizes the costs of software developed for internal use when the preliminary project stage is completed and management (i) commits to funding the project and (ii) believes it is probable that the project will be completed and the software will be used to perform the function intended. The software developed or obtained for internal use is amortized on a straight-line basis commencing when such software is ready for its intended use. The net carrying value of software developed or obtained for internal use was $265 million and $261 million as of December 31, 2020 and 2019, respectively.

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
The estimation of residual values requires the Company to make assumptions regarding the age and mileage of the car at the time of disposal, as well as expected used vehicle auction market conditions. The Company regularly evaluates estimated residual values and adjusts depreciation rates as appropriate. Differences between actual residual values and those estimated result in a gain or loss on disposal and are recorded as part of vehicle depreciation at the time of sale. Vehicle-related interest expense amounts are net of vehicle-related interest income of $12 million, $15 million and $15 million for 2020, 2019 and 2018, respectively.
Advertising Expenses
Advertising costs are generally expensed in the period incurred and are recorded within selling, general and administrative expense in the Company’s Consolidated Statements of Operations. During 2020, 2019 and 2018, advertising costs were approximately $54 million, $121 million and $116 million, respectively.
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
Self-Insurance Reserves
The Consolidated Balance Sheets include $396 million and $441 million of liabilities associated with retained risks of liability to third parties as of December 31, 2020 and 2019, respectively. Such liabilities relate primarily to public liability and third-party property damage claims, as well as claims arising from the sale of ancillary insurance products including, but not limited to, supplemental liability, personal effects protection and personal accident insurance. These obligations represent an estimate for both reported claims not yet paid and claims incurred but not yet reported. The estimated reserve requirements for such claims are recorded on an undiscounted basis utilizing actuarial methodologies and various assumptions which include, but are not limited to, the Company’s historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents for which the Company is ultimately liable and changes in the cost per incident. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.
The Consolidated Balance Sheets also include liabilities of approximately $53 million and $56 million as of December 31, 2020 and 2019, respectively, related to workers’ compensation, health and welfare and other employee benefit programs. The liabilities represent an estimate for both reported claims not yet paid and claims incurred but not yet reported, utilizing actuarial methodologies similar to those described above. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.
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
Investments
Joint venture investments are typically accounted for under the equity method of accounting. Under this method, the Company records its proportional share of the joint venture’s net income or loss within operating expenses in the Consolidated Statements of Operations. The Company assesses equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. Any difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge if the loss in value is deemed other than temporary. As of December 31, 2020 and 2019, the Company had investments in joint ventures with a carrying value of $63 million and $56 million, respectively, recorded within other non-current assets on the Consolidated Balance Sheets.
Aggregate realized gains and losses on equity investments and dividend income are recorded within operating expenses on the Consolidated Statements of Operations. During 2020, 2019 and 2018, the amounts realized from the sale of equity investments and dividend income was $5 million, $10 million and $5 million, respectively.
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
Nonmarketable Equity Securities
The Company classifies investments without readily determinable fair values that are not accounted for under the equity method as nonmarketable equity securities. The accounting guidance requires nonmarketable equity securities to be recorded at cost and adjusted to fair value at each reporting period. The Company applies the measurement alternative, which allows these investments to be recorded at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. Any changes in value are recorded within operating expenses. As of December 31, 2020 and 2019, the Company had investments in nonmarketable equity securities recorded within other non-current assets with a carrying value of $8 million, respectively. The Company realized a $12 million gain from the sale of a nonmarketable equity security during the year ended December 31, 2019. There were no material adjustments made to the carrying amounts of nonmarketable equity securities during the years ended December 31, 2020 and 2019.

Adoption of New Accounting Pronouncements

Intangibles—Goodwill and Other—Internal-Use Software

On January 1, 2020, as the result of a new accounting pronouncement, the Company adopted Accounting Standard Update (“ASU”) 2018-15 “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement That Is a Service Contract,” which provides guidance for determining when the arrangement includes a software license. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The amendments in this Update also require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, to present the expense in the same line in its statement of operations as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in its statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in its balance sheet in the same line that a prepayment for the fees of the associated hosting arrangement would be presented. The adoption of this accounting pronouncement did not have a material impact on the Company's Consolidated Financial Statements.

Fair Value Measurement

On January 1, 2020, as the result of a new accounting pronouncement, the Company adopted ASU 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” which adds, removes, and modifies disclosure requirements related to fair value measurements. The adoption of this accounting pronouncement did not have a material impact on the Company's Consolidated Financial Statements.

Measurement of Credit Losses on Financial Instruments

On January 1, 2020, as the result of a new accounting pronouncement, the Company adopted ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and related updates which sets forth a current expected credit loss impairment model for financial assets that replaces the current incurred loss model. This model requires a financial asset (or group of financial assets), including trade receivables, measured at amortized cost to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The adoption of this accounting pronouncement did not have a material impact on the Company's Consolidated Financial Statements.

Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities

During first quarter 2020, the Company early adopted the Securities and Exchange Commission’s (the “SEC”), “Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities” rules, which simplify the disclosure requirements related to the Company’s registered securities under Rule 3-10 of Regulation S-X. The final rule also allows for the simplified disclosure to be included within Management’s Discussion and Analysis of Financial Condition and Results of Operations. During third quarter 2020, the Company redeemed its remaining $100 million of publicly registered debt securities (see Note 11—Long-term corporate debt and borrowing arrangements for details). The Company’s remaining outstanding debt securities were issued in private placements exempt from the registration requirements of the federal securities laws, and therefore, such disclosure is not required.

Topic 842: Accounting for Lease Concessions during COVID-19 Pandemic

In April 2020, the Financial Accounting Standards Board (“FASB”) issued a question-and-answer document to address questions on the application of the lease accounting guidance for lease concessions related to the effects of the COVID-19 pandemic. The FASB provided for companies to make an election to account for this rent relief in the current period and not trigger a lease modification under Topic 842 - Leases. The Company made this election.

Financial Disclosures, Selected Financial Data and Supplementary Financial Information

In February 2021, the Company early adopted the SEC’s, Selected Financial Data and Supplementary Financial Information rule amendments for Regulation S-K Items 301 and 302(a), which eliminates the requirement for five years of selected financial data and replaces the requirement for two years of tabular selected quarterly financial information with a principles-based requirement to only disclose if material retrospective changes occur.

Recently Issued Accounting Pronouncements

Simplifying the Accounting for Income Taxes

On January 1, 2021, as the result of a new accounting pronouncement, the Company adopted ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions and improving the application of existing guidance. The adoption of this accounting pronouncement did not have a material impact on the Company's Consolidated Financial Statements.

Compensation—Retirement Benefits—Defined Benefit Plans

On January 1, 2021, as the result of a new accounting pronouncement, the Company adopted ASU 2018-14, “Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans,” which adds, removes, and clarifies disclosure requirements related to defined benefit pension and other postretirement plans. These changes are part of the FASB’s disclosure framework project, which the Board launched in 2014 to improve the effectiveness of disclosures in notes to financial statements. The adoption of this accounting pronouncement did not have a material impact on the Company's Consolidated Financial Statements.

3.    Leases

On January 1, 2019, as the result of a new accounting pronouncement, the Company adopted Topic 842 along with related updates. The Company utilized the transition method allowing entities to only apply the new lease standard in the year of adoption.

Lessor

The following table presents the Company’s lease revenues disaggregated by geography.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Americas	$3,864	$6,303
Europe, Middle East and Africa	1,080	2,141
Asia and Australasia	299	584
Total lease revenues	$5,243	$9,028

The following table presents the Company’s lease revenues disaggregated by brand.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Avis	$2,851	$5,163
Budget	1,878	3,129
Other	514	736
Total lease revenues	$5,243	$9,028
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

The Company leases a portion of its vehicles under operating leases. As of December 31, 2020 and 2019, the Company has guaranteed up to $202 million and $314 million, respectively, of residual values for these vehicles at the end of their respective lease terms. The Company believes that, based on current market conditions, the net proceeds from the sale of these vehicles at the end of their lease terms will equal or exceed their net book values and therefore has not recorded a liability related to guaranteed residual values.

The components of lease expense are as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Property leases (a)
Operating lease expense	$575	$722
Variable lease expense	152	274
Sublease income	(6)	(8)
Total property lease expense	$721	$988

Vehicle leases
Finance lease expense:
Amortization of ROU assets (b)	$33	$42
Interest on lease liabilities (c)	3	4
Operating lease expense (b)	195	255
Total vehicle lease expense	$231	$301
__________
(a)    Primarily included in operating expenses and includes $60 million of minimum annual guaranteed rent in excess of concession fees as defined in our rental concession agreement for the year ended December 31, 2020.
(b)    Included in vehicle depreciation and lease charges, net.
(c)    Included in vehicle interest, net.

Supplemental balance sheet information related to leases is as follows:

	As of December 31, 2020	As of December 31, 2019
Property leases
Operating lease ROU assets	$2,560	$2,596

Short-term operating lease liabilities (a)	$514	$479
Long-term operating lease liabilities	2,078	2,140
Operating lease liabilities	$2,592	$2,619

Weighted average remaining lease term	8.4 years	8.9 years
Weighted average discount rate	3.86%	4.31%

Vehicle leases
Finance
Finance lease ROU assets, gross	$304	$337
Accumulated amortization	(42)	(56)
Finance lease ROU assets, net (b)	$262	$281

Short-term vehicle finance lease liabilities	$86	$95
Long-term vehicle finance lease liabilities	140	157
Vehicle finance lease liabilities (c)	$226	$252

Weighted average remaining lease term	1.8 years	2.0 years
Weighted average discount rate	1.99%	1.67%

Operating
Vehicle operating lease ROU assets (d)	$113	$195

Short-term vehicle operating lease liabilities	$82	$124
Long-term vehicle operating lease liabilities	31	71
Vehicle operating lease liabilities (e)	$113	$195

Weighted average remaining lease term	1.5 years	1.8 years
Weighted average discount rate	2.90%	3.08%
_________
(a)    Included in Accounts payable and other current liabilities.
(b)    Included in Vehicles, net within Assets under vehicle programs.
(c)    Included in Debt within Liabilities under vehicle programs.
(d)    Included in Receivables from vehicle manufacturers and other within Assets under vehicle programs.
(e)    Included in Other within Liabilities under vehicle programs.

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash payments for lease liabilities within operating activities:
Property operating leases	$740	$733
Vehicle operating leases	196	248
Vehicle finance leases	3	4
Cash payments for lease liabilities within financing activities:
Vehicle finance leases	294	266
Non-cash activities - increase (decrease) in ROU assets in exchange for lease liabilities:
Property operating leases (a)	666	531
Vehicle operating leases (a)	111	262
Vehicle finance leases	257	304
_________
(a)    For the year ended December 31, 2019, ROU assets obtained in exchange for lease liabilities since initial recognition.

Maturities of lease liabilities as of December 31, 2020 are as follows:

	Property Operating Leases	Vehicle Finance Leases	Vehicle Operating Leases
Within 1 year	$602	$86	$84
Between 1 and 2 years	475	49	23
Between 2 and 3 years	416	91	8
Between 3 and 4 years	296	—	1
Between 4 and 5 years	223	—	—
Thereafter	1,081	—	—
Total lease payments	3,093	226	116
Less: Imputed interest	(501)	—	(3)
Total	$2,592	$226	$113

4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Year Ended December 31,
	2020	2019	2018
Net income (loss) for basic and diluted EPS	$(684)	$302	$165

Basic weighted average shares outstanding	70.5	75.2	79.3
Options and non-vested stock	—	0.5	0.8
Diluted weighted average shares outstanding	70.5	75.7	80.1

Earnings per share:
Basic	$(9.71)	$4.01	$2.08
Diluted	$(9.71)	$3.98	$2.06

The following table summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS (shares in millions):

	As of December 31,
	2020	2019	2018
Non-vested stock (a)	1.2	0.5	0.2
__________
(a)The weighted average grant date fair value for anti-dilutive non-vested stock for 2020, 2019 and 2018 was $26.20, $39.48 and $48.66, respectively.

5. Restructuring and Other Related Charges

Restructuring

During first quarter 2020, the Company initiated a global restructuring plan to reduce operating costs, such as headcount and facilities, due to declining reservations and revenue resulting from the COVID-19 outbreak (“2020 Optimization Plan”). During the year ended December 31, 2020, as part of this process, the Company formally communicated to and terminated approximately 4,300 employees. The Company expects no further restructuring expense related to this initiative.

During third quarter 2019, the Company initiated a restructuring plan to exit its operations in Brazil by closing rental facilities, disposing of assets and terminating personnel (“Brazil”). As of December 31, 2020, the Company terminated the employment of approximately 22 employees. The Company expects further restructuring expense of approximately $2 million, excluding effects of currency exchange rates, related to this initiative.

During first quarter 2019, the Company initiated a restructuring plan to drive global efficiency by improving processes and consolidating functions, and to create new objectives and strategies for its truck rental operations in the U.S. by reducing headcount, large vehicles and rental locations (“T19”). This initiative is complete.

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

The following tables summarize the change to our restructuring-related liabilities and identifies the amounts recorded within the Company’s reporting segments for restructuring charges and corresponding payments and utilizations:

	Personnel Related	Facility Related	Other (a)	Total
Balance at January 1, 2018	$4	$—	$—	$4
Restructuring expense:
Workforce planning	11	—	2	13
Truck initiative	1	—	4	5
T17	—	—	2	2
T15	1	—	—	1
Restructuring payment/utilization:
Workforce planning	(11)	—	(1)	(12)
Truck initiative	(1)	—	(4)	(5)
T17	(3)	—	(2)	(5)
T15	(1)	—	—	(1)
Balance as of December 31, 2018	1	—	1	2
Restructuring expense:
T19	24	—	31	55
Brazil	1	1	5	7
Restructuring payment/utilization:
T19	(21)	—	(30)	(51)
Brazil	(1)	—	(5)	(6)
Workforce planning	(1)	—	—	(1)
Balance as of December 31, 2019	3	1	2	6
Restructuring expense:
2020 Optimization	73	3	3	79
Brazil	1	1	(2)	—
T19	—	—	14	14
Restructuring payment/utilization:
2020 Optimization	(68)	(2)	(1)	(71)
Brazil	—	(1)	2	1
T19	(5)	—	(15)	(20)
Balance as of December 31, 2020	$4	$2	$3	$9
__________
(a)Includes expenses primarily related to the disposition of vehicles.

	Americas	International	Total
Balance at January 1, 2018	$1	$3	$4
Restructuring expense:
Workforce planning	4	9	13
Truck initiative	5	—	5
T17	2	—	2
T15	—	1	1
Restructuring payment/utilization:
Workforce planning	(4)	(8)	(12)
Truck initiative	(5)	—	(5)
T17	(3)	(2)	(5)
T15	—	(1)	(1)
Balance as of December 31, 2018	—	2	2
Restructuring expense:
T19	39	16	55
Brazil	7	—	7
Restructuring payment/utilization:
T19	(38)	(13)	(51)
Brazil	(6)	—	(6)
Workforce planning	—	(1)	(1)
Balance as of December 31, 2019	2	4	6
Restructuring expense:
2020 Optimization	31	48	79
T19	14	—	14
Restructuring payment/utilization:
2020 Optimization Plan	(29)	(42)	(71)
Brazil	1	—	1
T19	(16)	(4)	(20)
Balance as of December 31, 2020	$3	$6	$9

Other Related Charges

Limited Voluntary Opportunity Plans (“LVOP”)

During 2020, the Company offered a voluntary termination program to certain employees in field operations, shared services, and general and administrative functions for a limited time. These employees, if qualified, elected resignation from employment in return for enhanced severance benefits to be settled in cash. During the year ended December 31, 2020, the Company recorded other related charges of approximately $18 million in connection with the LVOP. As of December 31, 2020, approximately 400 qualified employees elected to participate in the plan and the employment of all participants had been terminated.

Officer Separation Costs

In August 2020, the Company announced the resignation of John F. North, III as the Company’s Chief Financial Officer. Following his post-resignation transition to an advisory position, Mr. North continued to serve as a consultant through January 1, 2021. In connection with Mr. North’s departure, the Company recorded other related charges of approximately $5 million, inclusive of accelerated stock-based compensation expense for the year ended December 31, 2020.

In March 2020, the Company announced the departure of Michael K. Tucker as Executive Vice President, General Counsel effective March 27, 2020. In connection with Mr. Tucker’s separation, the Company recorded other related charges of approximately $2 million for the year ended December 31, 2020.

In May 2019, the Company announced the resignation of Larry D. De Shon as the Company’s President and Chief Executive Officer. Mr. De Shon continued to serve in his role until a successor had been named and was employed by the Company through December 31, 2019. In connection with Mr. De Shon’s departure, the Company recorded other related charges of approximately $1 million for consulting fees and $14 million, inclusive of accelerated stock-based compensation expense, for the years ended December 31, 2020 and 2019, respectively.

In March 2019, the Company announced the resignation of Mark J. Servodidio as the Company’s President, International effective June 14, 2019. In connection with Mr. Servodidio’s departure, the Company recorded other related charges of approximately $4 million, inclusive of accelerated stock-based compensation expense.

6. Acquisitions

2020

Avis and Budget Licensees

During 2020, the Company completed the acquisitions of various licensees in North America and Europe, for approximately $28 million, plus $22 million for acquired fleet. These investments were in-line with the Company’s strategy to re-acquire licensees when advantageous to expand its footprint of Company-operated locations. The acquired fleet was financed under the Company’s existing financing arrangements. In connection with these acquisitions, approximately $28 million was recorded in other intangibles related to license agreements. The license agreements are being amortized over a weighted average useful life of approximately two years. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

2019

Avis and Budget Licensees

In 2019, the Company completed the acquisitions of various licensees, primarily in North America, for approximately $55 million, plus $27 million for acquired fleet, of which $74 million was paid in 2019 and the remaining purchase price was primarily paid in 2020. These investments were in-line with the Company’s strategy to re-acquire licensees when advantageous to expand its footprint of Company-operated locations.

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

7. Intangible Assets
Intangible assets consisted of:

	As of December 31, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements (a)	$280	$151	$129	$241	$108	$133
Customer relationships (b)	268	196	72	255	165	90
Other (c)	54	33	21	50	25	25
	$602	$380	$222	$546	$298	$248

Unamortized Intangible Assets
Goodwill	$1,137			$1,101
Trademarks	$552			$550
_________
(a)Primarily amortized over a period ranging from 1 to 40 years with a weighted average life of 18 years.
(b)Primarily amortized over a period ranging from 3 to 20 years with a weighted average life of 12 years.
(c)Primarily amortized over a period ranging from 0 to 10 years with a weighted average life of 9 years.

Amortization expense relating to all intangible assets was as follows:

	Year Ended December 31,
	2020	2019	2018
License agreements	$37	$28	$36
Customer relationships	23	25	24
Other	5	6	5
Total	$65	$59	$65
Based on the Company’s amortizable intangible assets at December 31, 2020, the Company expects related amortization expense of approximately $59 million for 2021, $35 million for 2022, $26 million for 2023, $23 million for 2024 and $18 million for 2025 excluding effects of currency exchange rates.

The carrying amounts of goodwill and related changes are as follows:

	Americas	International	Total Company

Gross goodwill as of January 1, 2019	$2,126	$1,084	$3,210
Accumulated impairment losses as of January 1, 2019	(1,587)	(531)	(2,118)
Goodwill as of January 1, 2019	539	553	1,092
Acquisitions	21	—	21
Currency translation adjustments and other	(6)	(6)	(12)
Goodwill as of December 31, 2019	554	547	1,101
Currency translation adjustments and other	(1)	37	36
Goodwill as of December 31, 2020	$553	$584	$1,137

8. Vehicle Rental Activities
The components of vehicles, net within assets under vehicle programs are as follows:

	As of December 31,
	2020	2019
Rental vehicles	$9,210	$13,461
Less: Accumulated depreciation	(1,337)	(1,621)
	7,873	11,840
Vehicles held for sale	280	337
Vehicles, net	$8,153	$12,177
The components of vehicle depreciation and lease charges, net are summarized below:

	Year Ended December 31,
	2020	2019	2018
Depreciation expense	$1,330	$1,890	$1,974
Lease charges	195	255	253
(Gain) loss on sale of vehicles, net	(157)	(82)	(48)
Vehicle depreciation and lease charges, net	$1,368	$2,063	$2,179

At December 31, 2020, 2019 and 2018, the Company had payables related to vehicle purchases included in liabilities under vehicle programs - other of $232 million, $418 million and $472 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $162 million, $576 million and $622 million, respectively.

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
The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018
Current
Federal	$(5)	$(3)	$(7)
State	21	41	36
Foreign	29	50	59
Current income tax provision	45	88	88

Deferred
Federal	(104)	41	63
State	(90)	(37)	(39)
Foreign	(123)	(107)	(10)
Deferred income tax provision	(317)	(103)	14
Provision for (benefit from) income taxes	$(272)	$(15)	$102
Pretax income for domestic and foreign operations consists of the following:

	Year Ended December 31,
	2020	2019	2018
United States	$(590)	$125	$114
Foreign	(366)	162	153
Pretax income (loss)	$(956)	$287	$267

Deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2020	2019
Deferred income tax assets:
Net tax loss carryforwards	$1,146	$1,645
Long-term operating lease liabilities	657	678
Accrued liabilities and deferred revenue	237	236
Tax credits	17	20
Depreciation and amortization	3	17
Provision for doubtful accounts	8	8
Other	110	75
Valuation allowance (a)	(204)	(214)
Deferred income tax assets	1,974	2,465

Deferred income tax liabilities:
Operating lease right-of-use assets	649	672
Depreciation and amortization	105	108
Prepaid expenses	8	17
Other	14	6
Deferred income tax liabilities	776	803
Deferred income tax assets, net	$1,198	$1,662
__________

(a)    The valuation allowance of $204 million at December 31, 2020 relates to tax loss carryforwards and certain deferred tax assets of $195 million and $9 million, respectively. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized. The valuation allowance of $214 million at December 31, 2019 relates to tax loss carryforwards and certain deferred tax assets of $192 million and $22 million, respectively. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.

Deferred income tax assets and liabilities related to vehicle programs are comprised of the following:

	As of December 31,
	2020	2019
Deferred income tax assets:
Depreciation and amortization	$62	$54
Other	27	48
Deferred income tax assets	89	102

Deferred income tax liabilities:
Depreciation and amortization	1,445	2,243
Other	27	48
Deferred income tax liabilities	1,472	2,291
Deferred income tax liabilities under vehicle programs, net	$1,383	$2,189
At December 31, 2020, the Company had U.S. federal net operating loss carryforwards of approximately $3.5 billion. The majority of the net operating loss carryforwards have an indefinite utilization period pursuant to the Tax Act and a significant remaining portion expires by 2031. Such net operating loss carryforwards are primarily related to accelerated depreciation of the Company’s U.S. vehicles. Currently, the Company does not record valuation allowances on the majority of its U.S. federal tax loss carryforwards as there are adequate deferred tax liabilities that could be realized within the carryforward period. At December 31, 2020, the Company had foreign net operating loss carryforwards of approximately $1.2 billion with an indefinite utilization period.
At December 31, 2020, the Company had undistributed earnings of certain foreign subsidiaries of approximately $0.9 billion that it has indefinitely reinvested, and on which it has not recognized deferred taxes. Estimating the amount of potential tax is not practicable because of the complexity and variety of assumptions necessary to compute the tax.
The reconciliation between the U.S. federal income tax statutory rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory rate	21.0%	21.0%	21.0%
Adjustments to reconcile to the effective rate:
State and local income taxes, net of federal tax benefits	4.8	(1.7)	5.5
Changes in valuation allowances	—	(26.9)	6.3
Taxes on foreign operations at rates different than U.S. federal statutory rates	3.1	3.4	(5.2)
Stock-based compensation	(0.1)	—	(0.8)
Tax Act (benefit) expense	—	—	11.2
Other non-deductible (non-taxable) items	(0.4)	(1.4)	1.1
Other	—	0.4	(0.9)
	28.4%	(5.2)%	38.2%

The following is a tabular reconciliation of the gross amount of unrecognized tax benefits for the year:

	2020	2019	2018
Balance, January 1	$54	$61	$63
Additions for tax positions related to current year	4	6	8
Reductions for tax positions for prior years	(1)	(8)	(6)
Settlements	(3)	(4)	(3)
Statute of limitations	—	(1)	(1)
Foreign currency translation	3	—	—
Balance, December 31	$57	$54	$61
The Company does not anticipate that total unrecognized tax benefits will change significantly in 2021.
The Company is subject to taxation in the United States and various foreign jurisdictions. As of December 31, 2020, the 2017 through 2019 tax years generally remain subject to examination by the federal tax authorities. The 2014 through 2019 tax years generally remain subject to examination by various state tax authorities. In significant foreign jurisdictions, the 2013 through 2019 tax years generally remain subject to examination by their respective tax authorities.
Substantially all of the gross amount of the unrecognized tax benefits at December 31, 2020, 2019 and 2018, if recognized, would affect the Company’s provision for, or benefit from, income taxes. As of December 31, 2020, the Company’s unrecognized tax benefits were offset by tax loss carryforwards and other deferred tax assets in the amount of $38 million.
The following table presents unrecognized tax benefits:

	As of December 31,
	2020	2019
Unrecognized tax benefit in non-current income taxes payable (a)	$24	$57
Accrued interest payable on potential tax liabilities (b)	29	27
__________
(a)Pursuant to the agreements governing the disposition of certain subsidiaries in 2006, the Company is entitled to indemnification for certain pre-disposition tax contingencies. As of December 31, 2020 and 2019, $13 million, respectively, of unrecognized tax benefits are related to tax contingencies for which the Company believes it is entitled to indemnification.
(b)The Company recognizes potential interest related to unrecognized tax benefits within interest expense related to corporate debt, net on the accompanying Consolidated Statements of Operations. Penalties incurred during the years ended December 31, 2020, 2019 and 2018, were not significant and were recognized as a component of the provision for income taxes.

10. Other Current Assets
Other current assets consisted of:

	As of December 31,
	2020	2019
Prepaid expenses	$161	$234
Sales and use taxes	147	173
Other	148	141
Other current assets	$456	$548

11. Property and Equipment, net
Property and equipment, net consisted of:

	As of December 31,
	2020	2019
Land	$49	$48
Buildings and leasehold improvements	592	565
Capitalized software	918	789
Furniture, fixtures and equipment	417	400
Projects in process	60	180
Buses and support vehicles	86	88
	2,122	2,070
Less: Accumulated depreciation and amortization	(1,465)	(1,278)
Property and equipment, net	$657	$792
Depreciation and amortization expense relating to property and equipment during 2020, 2019 and 2018 was $218 million, $204 million and $191 million, respectively (including $113 million, $109 million and $92 million, respectively, of amortization expense relating to capitalized software). At December 31, 2020, the Company had payables related to property and equipment included in accounts payable and other current liabilities and in other non-current liabilities of $10 million and $3 million, respectively. At December 31, 2019, the Company had payables related to property and equipment included in accounts payable and other current liabilities and in other non-current liabilities of $16 million and $12 million, respectively. At December 31, 2018, the Company had payables related to property and equipment included in accounts payable and other current liabilities of $15 million.

12. Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consisted of:

	As of December 31,
	2020	2019
Short-term operating lease liabilities	514	$479
Accounts payable	394	378
Accrued sales and use taxes	215	223
Public liability and property damage insurance liabilities – current	162	178
Accrued advertising and marketing	122	191
Accrued payroll and related	117	195
Other	510	562
Accounts payable and other current liabilities	$2,034	$2,206

13. Long-term Corporate Debt and Borrowing Arrangements
Long-term debt and other borrowing arrangements consisted of:

	Maturity Date	As of December 31,
		2020	2019
5½% Senior Notes	April 2023	—	200
6⅜% Senior Notes	April 2024	350	350
4⅛% euro-denominated Senior Notes	November 2024	366	336
5¼% Senior Notes	March 2025	375	375
4½% euro-denominated Senior Notes	May 2025	305	280
10½% Senior Secured Notes	May 2025	487	—
4¾% euro-denominated Senior Notes	January 2026	428	393
5¾% Senior Notes	July 2027	724	400
Floating Rate Term Loan (a)	August 2027	1,199	1,112
Other (b)		24	28
Deferred financing fees		(48)	(39)
Total		4,210	3,435
Less: Short-term debt and current portion of long-term debt		19	19
Long-term debt		$4,191	$3,416
__________
(a)The floating rate term loan is part of the Company’s senior revolving credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.
(b)Primarily includes finance leases which are secured by liens on the related assets.

Term Loan
Floating Rate Term Loan due 2027. In February 2020, the Company amended its Floating Rate Term Loan and extended its maturity term to 2027. The Company increased the outstanding borrowing principal amount of the Floating Rate Term Loan to $1.2 billion and on April 1, 2020 used the additional loan amount to redeem $100 million of its outstanding 5½% Senior Notes due 2023. As of December 31, 2020, the loan bears interest at one-month LIBOR plus 2.25%, for an aggregate rate of 2.40%; however, the Company entered into an interest rate swap to hedge $700 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 4.58%.
Senior Notes

5½% Senior Notes due 2023. In April 2013, the Company completed an offering of $500 million of 5½% Senior Notes due April 2023. The notes were issued at par, with interest payable semi-annually.

In November 2014, the Company issued $175 million of additional 5½% Senior Notes due 2023 at 99.625% of their face value, with interest payable semi-annually. The Company had the right to redeem these notes in whole or in part on or after April 1, 2018 at specified redemption prices plus accrued interest. The Company used the proceeds from the issuance to partially fund the acquisition of its Budget licensee for Southern California and Las Vegas.

During 2020 and 2019, the Company redeemed $200 million principal amount of these notes for $202 million and $475 million principal amount of these notes for $483 million, respectively, plus accrued interest.

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

5¾% Senior Notes due 2027. In July 2019, the Company issued $400 million of 5¾% Senior Notes due July 2027, at par, with interest payable semi-annually. The Company used the net proceeds from the offering to redeem $400 million principal amount of its 5½% Senior Notes due April 2023. In August 2020, the Company issued $350 million of additional 5¾% Senior Notes due July 2027, at 92% of face value, under the indenture governing its existing 5¾% Senior Notes. The Company used the proceeds from this offering to redeem the outstanding $100 million in aggregate principal amount of its 5½% Senior Notes due 2023, with the remainder being used for general corporate purposes.

10½% Senior Secured Notes due 2025. In May 2020, the Company issued $500 million of 10½% Senior Secured Notes due May 2025, at 97% of face value, with interest payable semi-annually. The Company has the right to redeem these notes in whole or in part prior to May 15, 2022 at a redemption price equal to 100% of principal amount plus accrued interest and a make-whole premium. The Company has the right to redeem these notes in whole or in part on or after May 15, 2022 at specified redemption prices plus accrued interest. The notes are guaranteed on a senior unsecured basis by the Company and on a senior secured basis by certain of the Company’s subsidiaries. The Company used the proceeds from this offering for general corporate purposes.

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

In connection with the debt amendments and repayments for the years ended December 31, 2020, 2019 and 2018, the Company recorded $9 million, $12 million and $19 million in early extinguishment of debt costs, respectively.

Debt Maturities
The following table provides contractual maturities of the Company’s corporate debt at December 31, 2020:

Year	Amount
2021	$19
2022	18
2023	18
2024	732
2025	1,182
Thereafter	2,289
$4,258

Committed Credit Facilities And Available Funding Arrangements
At December 31, 2020, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2023 (a)	$1,800	$—	$1,171	$629
__________
(a)The senior revolving credit facility bears interest at one-month LIBOR plus 250 basis points and is part of the Company’s senior credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property.

Debt Covenants

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness and/or liens by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility also contains a maximum leverage ratio requirement which has been amended to provide a holiday from such leverage covenant through June 30, 2021 (See Note 1 - Basis of Presentation). As of December 31, 2020, the Company was in compliance with the financial covenants governing its indebtedness.

14. Debt under Vehicle Programs and Borrowing Arrangements
Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of December 31,
	2020	2019
Americas – Debt due to Avis Budget Rental Car Funding (a)	$5,116	$7,975
Americas – Debt borrowings (a)	509	827
International – Debt borrowings (a)	1,115	2,100
International – Finance leases	162	215
Deferred financing fees (b)	(45)	(49)
Total	$6,857	$11,068
__________
(a)Decreases reflect reduced borrowings resulting from reductions in the Company's global rental fleet.
(b)Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of December 31, 2020 and 2019 were $36 million and $40 million, respectively.

Americas

Debt due to Avis Budget Rental Car Funding. Avis Budget Rental Car Funding, an unconsolidated bankruptcy remote qualifying special purpose limited liability company, issues privately placed notes to investors as well as to banks and bank-sponsored conduit entities. Avis Budget Rental Car Funding uses the proceeds from its note issuances to make loans to a wholly-owned subsidiary of the Company, AESOP Leasing LP (“AESOP Leasing”), on a continuing basis. AESOP Leasing is required to use the proceeds of such loans to acquire or finance the acquisition of vehicles used in the Company’s rental car operations. By issuing debt through the Avis Budget Rental Car Funding program, the Company pays a lower rate of interest than if it had issued debt directly to third parties. Avis Budget Rental Car Funding is not consolidated, as the Company is not the “primary beneficiary” of Avis Budget Rental Car Funding. The Company determined that it is not the primary beneficiary because the Company does not have the obligation to absorb the potential losses or receive the benefits of Avis Budget Rental Car Funding’s activities since the Company’s only significant source of variability in the earnings, losses or cash flows of Avis Budget Rental Car Funding is exposure to its own creditworthiness, due to its loan from Avis Budget Rental Car Funding. Because Avis Budget Rental Car Funding is not consolidated, AESOP Leasing’s loan obligations to Avis Budget Rental Car Funding are reflected as related party debt on the Company’s Consolidated Balance Sheets. The Company also has an asset within Assets under vehicle programs on its Consolidated Balance Sheets which represents securities issued to the Company by Avis Budget Rental Car Funding. AESOP Leasing is consolidated, as the Company is the “primary beneficiary” of AESOP Leasing; as a result, the vehicles purchased by AESOP Leasing remain on the Company’s Consolidated Balance Sheets. The Company determined it is the primary beneficiary of AESOP Leasing, as it has the ability to direct its activities, an obligation to absorb a majority of its expected losses and the right to receive the benefits of AESOP Leasing’s activities. AESOP Leasing’s vehicles and related assets, which as of December 31, 2020, approximate $6.4 billion and some of which are subject to manufacturer repurchase and guaranteed depreciation agreements, collateralize the debt issued by Avis Budget Rental Car Funding. The assets and liabilities of AESOP Leasing are presented on the Company’s Consolidated Balance Sheets within Assets under vehicle programs and Liabilities under vehicle programs, respectively. The assets of AESOP Leasing, included within assets under vehicle programs (excluding the investment in Avis Budget Rental Car Funding (AESOP) LLC—related party) are restricted. Such assets may be used only to repay the respective AESOP Leasing liabilities, included within Liabilities under vehicle programs, and to purchase new vehicles, although if certain collateral coverage requirements are met, AESOP Leasing may pay dividends from excess cash. The creditors of AESOP Leasing and Avis Budget Rental Car Funding have no recourse to the general credit of the Company. The Company periodically provides Avis Budget Rental Car Funding with non-contractually required support, in the form of equity and loans, to serve as additional collateral for the debt issued by Avis Budget Rental Car Funding.
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
During February 2019, April 2019 and August 2019, Avis Budget Rental Car Funding issued approximately $600 million, $650 million and $650 million, respectively, in asset-backed notes with an expected final payment date of March 2022, September 2024 and March 2025, respectively. During January 2020 and August 2020, Avis Budget Rental Car Funding issued approximately $700 million in asset-backed notes with an expected final payment date of August 2025 and issued approximately $650 million in asset-backed notes with an expected final payment date of February 2026, respectively. The Company used the proceeds from these borrowings to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. Borrowings under the Avis Budget Rental Car Funding program primarily represent fixed rate notes and had a weighted average interest rate of 3.17% and 3.16% as of December 31, 2020 and 2019 respectively.
Debt borrowings. The Company finances the acquisition of vehicles used in its Canadian rental operations through a consolidated, bankruptcy remote special-purpose entity, which issues privately placed notes to investors and bank-sponsored conduits. The Company finances the acquisition of fleet for its truck rental operations in the United States through a combination of debt facilities and leases. These debt borrowings represent a mix of fixed and floating rate debt and had a weighted average interest rate of 2.98% and 2.87% as of December 31, 2020 and 2019 respectively.

International
Debt borrowings. In 2013, the Company entered into a three-year, €500 million European rental fleet securitization program, which is used to finance fleet purchases for certain of the Company’s European operations. Since 2013, the Company increased its capacity to €1.7 billion, and extended the securitization maturity to 2022. The Company finances the acquisition of vehicles used in its International rental car operations through this and other consolidated, bankruptcy remote special-purpose entities, which issue privately placed notes to banks and bank-sponsored conduits. The International borrowings primarily represent floating rate notes and had a weighted average interest rate of 2.17% and 1.87% as of December 31, 2020 and 2019 respectively.

Finance leases. The Company obtained a portion of its International vehicles under finance lease arrangements. For the years ended December 31, 2020 and 2019, the weighted average interest rate on these borrowings was 1.16% and 1.25% respectively. All finance leases are on a fixed repayment basis and interest rates are fixed at the contract date.
Debt Maturities
The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2020:

Debt under Vehicle Programs (a)
2021 (b)	$1,626
2022 (c)	2,444
2023 (d)	1,224
2024	885
2025	621
Thereafter	102
$6,902
__________
(a)    Vehicle-backed debt primarily represents asset-backed securities.
(b)    Includes $0.3 billion of bank and bank-sponsored facilities.
(c)    Includes $1.1 billion of bank and bank-sponsored facilities.
(d)    Includes $0.1 billion of bank and bank-sponsored facilities.

Committed Credit Facilities And Available Funding Arrangements
The following table presents available funding under the Company’s debt arrangements related to its vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2020:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas – Debt due to Avis Budget Rental Car Funding	$7,921	$5,116	$2,805
Americas – Debt borrowings	759	509	250
International – Debt borrowings	2,884	1,115	1,769
International – Finance leases	221	162	59
Total	$11,785	$6,902	$4,883
__________
(a)Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)The outstanding debt is collateralized by vehicles and related assets of $6.3 billion for Americas - Debt due to Avis Budget Rental Car Funding; $0.7 billion for Americas - Debt borrowings; $1.4 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants
The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions, and in some cases also require compliance with certain financial requirements. As of December 31, 2020, the Company is not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under its vehicle-backed funding programs.

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

In February 2017, following a state court trial in Georgia, a jury found the Company liable for damages in cases brought by plaintiffs who were injured in a vehicle accident allegedly caused by an employee of an independent contractor of the Company who was acting outside of the scope of employment. In fourth quarter 2019, the Company appealed both verdicts resulting in a reversal of the opinions rendered. The Georgia Supreme Court granted the plaintiffs’ application to review the state appellate court’s reversal of the judgement entered at the trial court. The Georgia Supreme Court heard oral arguments in December 2020. The Company has recognized a liability related to these cases, net of recoverable insurance proceeds, of approximately $12 million.

The Company is involved in claims, legal proceedings, including class actions, and governmental inquiries that are incidental to its vehicle rental and car sharing operations, including, among others, contract and licensee disputes, competition matters, employment and wage-and-hour claims, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. The Company estimates that the potential exposure resulting from adverse outcomes of legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $35 million in excess of amounts accrued as of December 31, 2020; however, the Company does not believe that the impact should result in a material liability to the Company in relation to its consolidated financial condition or results of operations.
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
Other Purchase Commitments
In the normal course of business, the Company makes various commitments to purchase other goods or services from specific suppliers, including those related to marketing, advertising, computer services and capital expenditures. As of December 31, 2020, the Company had approximately $177 million of purchase obligations, which extend through 2026.
Concentrations
Concentrations of credit risk at December 31, 2020, include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including Ford, Fiat Chrysler and General Motors, and primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $25 million and $15 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.
Asset Retirement Obligations

The Company maintains a liability for asset retirement obligations. An asset retirement obligation is a legal obligation to perform certain activities in connection with the retirement, disposal or abandonment of assets. The Company’s asset retirement obligations, which are measured at discounted fair values, are primarily related to the removal of underground gasoline storage tanks at its rental facilities. The liability accrued for asset retirement obligations was $30 million and $27 million at December 31, 2020 and 2019, respectively.
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

16. Stockholders’ Equity
Cash Dividend Payments
During 2020, 2019 and 2018, the Company did not declare or pay any cash dividends. The Company’s ability to pay dividends to holders of its common stock is limited by the Company’s senior credit facility, the indentures governing its senior notes and its vehicle financing programs.
Share Repurchases
The Company’s Board of Directors has authorized the repurchase of up to approximately $1.8 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in August 2019. During 2020, 2019 and 2018, the Company repurchased approximately 13 million shares of common stock at a cost of approximately $375 million under the program. As of December 31, 2020, approximately $76 million of authorization remained available to repurchase common stock under this plan.

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

Share Issuances

On February 10, 2020, the Company announced it had appointed a new Chairman of the Board of Directors and in connection with this appointment, the new Chairman purchased an aggregate $15 million of unregistered shares of the Company’s common stock at a price per share equal to the closing price of the Company’s common stock on February 7, 2020. The Company issued the common stock from treasury shares.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustments (a)	Net Unrealized Gains (Losses) on Cash Flow Hedges (b)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Minimum Pension Liability Adjustment (c)	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	71	5	2	(102)	(24)
Cumulative effect of accounting change	7	1	(2)	(12)	(6)
Balance, January 1, 2018	78	6	—	(114)	(30)
Other comprehensive income (loss) before reclassifications	(81)	(2)	—	(23)	(106)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2)	—	5	3
Net current-period other comprehensive income (loss)	(81)	(4)	—	(18)	(103)
Balance, December 31, 2018	(3)	2	—	(132)	(133)
Cumulative effect of accounting change	—	1	—	—	1
Balance, January 1, 2019	(3)	3	—	(132)	(132)
Other comprehensive income (loss) before reclassifications	12	(20)	—	(20)	(28)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3)	—	6	3
Net current-period other comprehensive income (loss)	12	(23)	—	(14)	(25)
Balance, December 31, 2019	9	(20)	—	(146)	(157)
Other comprehensive income (loss) before reclassifications	33	(39)	—	(36)	(42)
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	8	—	6	12
Net current-period other comprehensive income (loss)	31	(31)	—	(30)	(30)
Balance, December 31, 2020	$40	$(51)	$—	$(176)	$(187)
 __________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries (see Note 9-Income Taxes for impacts of the Tax Act) and include a $14 million gain, net of tax, related to the Company’s hedge of its investment in euro-denominated foreign operations (See Note 19-Financial Instruments).
(a)For the year ended December 31, 2020, the amount reclassified from accumulated other comprehensive income (loss) into restructuring and other related charges.
(b)For the years ended December 31, 2020, 2019 and 2018, the amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $9 million ($6 million, net of tax), $4 million ($3 million, net of tax) and $3 million ($2 million, net of tax), respectively. For the year ended December 31, 2020, the amounts reclassified from accumulated other comprehensive income (loss) into vehicle interest expense was $2 million ($2 million, net of tax).
(c)For the years ended December 31, 2020, 2019 and 2018, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $9 million ($6 million, net of tax), $8 million ($6 million, net of tax) and $7 million ($5 million, net of tax), respectively

17. Stock-Based Compensation

The Company’s Amended and Restated Equity and Incentive Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock- or cash-based awards to employees, directors and other individuals who perform services for the Company and its subsidiaries. The maximum number of shares reserved for grant of awards under the plan is 22.5 million, with approximately 4.5 million shares available as of December 31, 2020. The Company typically settles stock-based awards with treasury shares.
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
In June 2020, the Company granted market-based RSUs that vest based on absolute stock price attainment. The grant date fair value of this award is estimated using a Monte Carlo simulation model. The weighted average assumptions used in the model are outlined in the table below. During the years ended December 31, 2019 and 2018 the Company did not issue any stock unit awards containing a market condition.

2020
Expected volatility of stock price	91%
Risk-free interest rate	0.18%
Valuation period	3 years
Dividend yield	—%

Annual activity related to stock units consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2020	847	$36.99
Granted (a)	798	23.14
Vested (b)	(435)	37.13
Forfeited	(140)	30.36
Outstanding and expected to vest at December 31, 2020 (c)	1,070	$27.47	0.9	$40
Performance-based and market-based RSUs
Outstanding at January 1, 2020	1,061	$38.89
Granted (a)	552	21.06
Vested (b)	(73)	36.64
Forfeited	(552)	32.97
Outstanding at December 31, 2020	988	$32.41	1.4	$37
Outstanding and expected to vest at December 31, 2020 (c)	38	$20.70	2.5	$1
__________
(a)Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors, which are discussed separately below. The weighted-average fair value of time-based RSUs and performance-based RSUs granted in 2019 was $34.14 and $34.56, respectively, and the weighted-average fair value of time-based RSUs and performance-based RSUs granted in 2018 was $48.41 and $48.52, respectively.
(b)The total fair value of RSUs vested during 2020, 2019 and 2018 was $19 million, $18 million and $20 million, respectively.
(c)Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $17 million and will be recognized over a weighted average vesting period of 1.0 years.

Stock Options

There were no stock options outstanding as of December 31, 2020. Stock options exercised during 2019 and 2018 had intrinsic values of $1 million and $8 million, respectively.
Non-employee Directors Deferred Compensation Plan
Prior to 2019, the Company granted stock awards on a quarterly basis to non-employee directors representing between 50% and 100% of a director’s annual compensation and such awards could be deferred under the Non-employee Directors Deferred Compensation Plan. Beginning in 2019, the Company

grants stock awards on an annual basis to non-employee directors representing between 50% and 100% of a director’s annual compensation and such awards can be deferred under the Non-employee Directors Deferred Compensation Plan. During 2020, 2019 and 2018, the Company granted 34,000, 40,000 and 34,000 awards, respectively, to non-employee directors.
Stock-Compensation Expense
During 2020, 2019 and 2018, the Company recorded stock-based compensation expense of $9 million ($7 million, net of tax), $22 million ($17 million, net of tax) and $24 million ($18 million, net of tax), respectively.

18. Employee Benefit Plans
Defined Contribution Savings Plans
The Company sponsors several defined contribution savings plans in the United States and certain foreign subsidiaries that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches portions of the contributions of participating employees on the basis specified by the plans. The Company’s contributions to these plans were $23 million, $32 million and $33 million during 2020, 2019 and 2018, respectively.
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
The components of net periodic (benefit) cost consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Service cost (a)	$5	$5	$6
Interest cost (b)	17	21	19
Expected return on plan assets (b)	(31)	(30)	(33)
Amortization of unrecognized amounts (b)	9	7	7
Net periodic (benefit) cost	$—	$3	$(1)
__________
(a)For the year ended December 31, 2020, $4 million and $1 million were included in operating expenses and selling, general and administrative expenses, respectively. For the year ended December 31, 2019, $4 million and $1 million were included in operating expenses and selling, general and administrative expenses, respectively. For the year ended December 31, 2018, $4 million and $2 million were included in operating expenses and selling, general and administrative expenses, respectively.
(b)Included in selling, general and administrative expenses.
The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2021 is $9 million, which consists primarily of net actuarial losses.
The Company uses a measurement date of December 31 for its pension plans. The funded status of the pension plans were as follows:

	As of December 31,
Change in Benefit Obligation	2020	2019
Benefit obligation at end of prior year	$821	$722
Service cost	5	5
Interest cost	17	21
Actuarial (gain) loss	84	87
Currency translation adjustment	26	13
Net benefits paid	(27)	(27)
Benefit obligation at end of current year	$926	$821

Change in Plan Assets
Fair value of assets at end of prior year	$649	$549
Actual return on plan assets	71	91
Employer contributions	14	21
Currency translation adjustment	14	14
Net benefits paid	(26)	(26)
Fair value of assets at end of current year	$722	$649

	As of December 31,
Funded Status	2020	2019
Classification of net balance sheet assets (liabilities):
Non-current assets	$7	$20
Current liabilities	(4)	(4)
Non-current liabilities	(207)	(188)
Net funded status	$(204)	$(172)
The following assumptions were used to determine pension obligations and pension costs for the principal plans in which the Company’s employees participated:

	For the Year Ended December 31,
U.S. Pension Benefit Plans	2020	2019	2018
Discount rate:
Net periodic benefit cost	3.10%	4.15%	3.50%
Benefit obligation	2.25%	3.10%	4.15%
Long-term rate of return on plan assets	7.00%	7.00%	7.00%

Non-U.S. Pension Benefit Plans
Discount rate:
Net periodic benefit cost	1.95%	2.75%	2.55%
Benefit obligation	1.40%	1.95%	2.75%
Long-term rate of return on plan assets	3.80%	4.50%	4.50%
To select discount rates for its defined benefit pension plans, the Company uses a modeling process that involves matching the expected cash outflows of such plans, to yield curves constructed from portfolios of AA-rated fixed-income debt instruments. The Company uses the average yields of the hypothetical portfolios as a discount rate benchmark.
The Company’s expected rate of return on plan assets of 7.00% and 3.80% for the U.S. plans and non-U.S. plans, respectively, used to determine pension obligations and pension costs, are long-term rates based on historic plan asset returns in individual jurisdictions, over varying long-term periods combined with current market expectations and broad asset mix considerations.
As of December 31, 2020, plans with benefit obligations in excess of plan assets had accumulated benefit obligations of $518 million and plan assets of $307 million. As of December 31, 2019, plans with benefit obligations in excess of plan assets had accumulated benefit obligations of $466 million and plan assets of $276 million. The accumulated benefit obligation for all plans was $916 million and $811 million as of December 31, 2020 and 2019, respectively. The Company expects to contribute approximately $4 million to the U.S. plans and $5 million to the non-U.S. plans in 2021.
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
The purpose of the fixed income component is to provide a deflation hedge, to reduce the overall volatility of the pension plans’ assets in relation to the liability and to produce current income. The pension plans hold mutual funds that invest in securities issued by governments, government agencies and corporations. The fixed income component is expected to approximate 33%-43% of the plans’ assets.
The purpose of the alternative investment component is to provide diversification and risk reduction through less correlated investment strategies with the goal of enhanced returns and downside protection. Alternative strategies will not be used if they are designed solely to enhance return and/or employ significant leverage. Diversification of asset categories, investment styles and managers is central to managing investment risk. The alternative investment component is expected to approximate 7%-17% of the plans’ assets.
The following table presents the defined benefit pension plans’ assets measured at fair value, as of December 31:

	2020
Asset Class	Level 1	Level 2	Total
Cash equivalents and short-term investments	$19	$50	$69
U.S. equities	113	56	169
Non-U.S. equities	64	103	167
Government bonds	5	1	6
Corporate bonds	105	32	137
Other assets	1	173	174
Total assets	$307	$415	$722

	2019
Asset Class	Level 1	Level 2	Total
Cash equivalents and short-term investments	$16	$54	$70
U.S. equities	100	52	152
Non-U.S. equities	59	99	158
Government bonds	4	3	7
Corporate bonds	96	20	116
Other assets	2	144	146
Total assets	$277	$372	$649
The Company estimates that future benefit payments from plan assets will be $30 million, $31 million, $31 million, $32 million, $33 million and $184 million for 2021, 2022, 2023, 2024, 2025 and 2026 to 2030, respectively.
Multiemployer Plans
The Company contributes to a number of multiemployer plans under the terms of collective-bargaining agreements that cover a portion of its employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects: (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; (iii) if the Company elects to stop participating in a multiemployer plan, it may be required to contribute to such plan an amount based on the under-funded status of the plan; and (iv) the Company has no involvement in the management of the multiemployer plans’ investments. For the year ended December 31, 2020, the Company contributed a total of $7 million and during the years ended December 31, 2019 and 2018, the Company contributed a total of $9 million in each of the periods to multiemployer plans.

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
Interest Rate Risk. The Company uses various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. The Company estimates that $19 million of loss currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.
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
There were no significant concentrations of credit risk with any individual counterparty or groups of counterparties at December 31, 2020 or 2019, other than (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, and primarily with respect to receivables for program cars that were disposed but for which the Company has not yet received payment from the manufacturers (see Note 2-Summary of Significant Accounting Policies), (ii) receivables from Realogy and Wyndham related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition and (iii) risks related to leases which have been assumed by Realogy but of which the Company is a guarantor. Concentrations of credit risk associated with trade receivables are considered minimal due to the Company’s diverse customer base. The Company does not normally require collateral or other security to support credit sales.
Fair Value
Derivative instruments and hedging activities
As described above, derivative assets and liabilities consist principally of currency exchange contracts, interest rate swaps, interest rate caps and commodity contracts. The Company held derivative instruments with absolute notional values as follows:

	As of December 31,
	2020	2019
Foreign exchange contracts	$1,386	$1,518
Interest rate caps (a)	8,871	8,625
Interest rate swaps	1,950	1,500
__________
(a)Represents $6.0 billion of interest rate caps sold, partially offset by approximately $2.9 billion of interest rate caps purchased at December 31, 2020 and $5.9 billion of interest rate caps sold, partially offset by approximately $2.7 billion of interest rate caps purchased at December 31, 2019. These amounts exclude $3.1 billion and $3.2 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary at December 31, 2020 and 2019, respectively.
Fair values (Level 2) of derivative instruments are as follows:

	As of December 31, 2020		As of December 31, 2019
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$—	$69	$—	$27
Derivatives not designated as hedging instruments
Foreign exchange contracts (c)	3	11	5	10
Interest rate caps (b)	—	—	—	1
Total	$3	$80	$5	$38
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income (loss), as discussed in Note 16-Stockholders’ Equity.
(a)Included in other non-current assets or other non-current liabilities.
(b)Included in assets under vehicle programs or liabilities under vehicle programs.
(c)Included in other current assets or other current liabilities.

The effects of derivatives recognized in the Company’s Consolidated Financial Statements are as follows:

	Year Ended December 31,
	2020	2019	2018
Financial instruments designated as hedging instruments (a)
Interest rate swaps (b)	$(31)	$(23)	$(4)
Euro-denominated notes (c)	(67)	17	24
Financial instruments not designated as hedging instruments (d)
Foreign exchange contracts (e)	(5)	(7)	31
Interest rate caps (f)	—	(1)	(3)
Commodity contracts (g)	(6)	3	—
Total	$(109)	$(11)	$48
__________
(a)Recognized, net of tax, as a component of accumulated other comprehensive income (loss) within stockholders’ equity.
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
(e)For the year ended December 31, 2020, included a $3 million loss in interest expense and a $2 million loss included in operating expenses. For the year ended December 31, 2019, included an $11 million loss included in interest expense and a $4 million gain included in operating expenses. For the year ended December 31, 2018, included a $19 million gain in interest expense and a $12 million gain included in operating expenses.
(f)Primarily included in vehicle interest, net.
(g)Included in operating expenses.
Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

	As of December 31, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$19	$18	$19	$19
Long-term debt	4,191	4,337	3,416	3,572

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$5,080	$5,317	$7,936	$8,077
Vehicle-backed debt	1,775	1,796	3,129	3,142
Interest rate swaps and interest rate caps (a)	2	2	3	3
___________
(a)Derivatives in liability position.

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
Management evaluates the operating results of each of its reportable segments based upon revenues and “Adjusted EBITDA,” which the Company defines as income (loss) from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net, charges for unprecedented personal-injury and other legal matters, non-operational charges related to shareholder activist activity, gain on sale of equity method investment in China, COVID-19 charges and income taxes. Net charges for unprecedented personal-injury and other legal matters and gain on sale of equity method investment in China are recorded within operating expenses in the Company’s Consolidated Statement of Comprehensive Income. Non-operational charges related to shareholder activist activity include third party advisory, legal and other professional service fees and are recorded within selling, general and administrative expenses in the Company’s Consolidated Statement of Comprehensive Income. COVID-19 charges include unusual, direct and incremental costs due to the COVID-19 pandemic, such as minimum annual guaranteed rent in excess of concession fees for the period, overflow parking for idle vehicles and related shuttling costs, incremental cleaning supplies to sanitize vehicles and facilities and other charges, and losses associated with vehicles damaged in overflow parking lots, net of insurance proceeds, and are primarily recorded within operating expenses in the Company’s Consolidated Statement of Comprehensive Income. The Company has revised its definition of Adjusted EBITDA to exclude COVID-19 charges. The Company has not revised prior years' Adjusted EBITDA amounts because there were no other charges similar in nature to these. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended December 31, 2020

	Americas	International	Corporate and Other (a)	Total
Revenues	$3,965	$1,437	$—	$5,402
Vehicle depreciation and lease charges, net	968	400	—	1,368
Vehicle interest, net	274	44	—	318
Adjusted EBITDA	72	(202)	(45)	(175)
Non-vehicle depreciation and amortization	185	91	10	286
Assets exclusive of assets under vehicle programs	5,510	2,754	101	8,365
Assets under vehicle programs	7,155	2,018	—	9,173
Capital expenditures (excluding vehicles)	65	29	—	94
__________
(a)Primarily represents unallocated corporate expenses and receivables from our former subsidiaries.
Year Ended December 31, 2019

	Americas	International	Corporate and Other (a)	Total
Revenues	$6,352	$2,820	$—	$9,172
Vehicle depreciation and lease charges, net	1,462	601	—	2,063
Vehicle interest, net	284	60	—	344
Adjusted EBITDA	652	203	(67)	788
Non-vehicle depreciation and amortization	161	94	8	263
Assets exclusive of assets under vehicle programs	6,226	2,995	90	9,311
Assets under vehicle programs	10,508	3,307	—	13,815
Capital expenditures (excluding vehicles)	162	62	26	250
__________
(a)Primarily represents unallocated corporate expenses and receivables from our former subsidiaries.
Year Ended December 31, 2018

	Americas	International	Corporate and Other (a)	Total
Revenues	$6,186	$2,938	$—	$9,124
Vehicle depreciation and lease charges, net	1,568	611	—	2,179
Vehicle interest, net	252	62	—	314
Adjusted EBITDA	558	287	(64)	781
Non-vehicle depreciation and amortization	152	104	—	256
Assets exclusive of assets under vehicle programs	3,782	2,495	93	6,370
Assets under vehicle programs	9,670	3,109	—	12,779
Capital expenditures (excluding vehicles)	134	76	21	231
__________
(a)Primarily represents unallocated corporate expenses and receivables from our former subsidiaries.

Provided below is a reconciliation of Adjusted EBITDA to income before income taxes.

	For the Year Ended December 31,
	2020	2019	2018
Adjusted EBITDA	$(175)	$788	$781
Less: Non-vehicle related depreciation and amortization (a)	286	263	256
Interest expense related to corporate debt, net	231	178	188
Early extinguishment of corporate debt	9	12	19
COVID-19 charges (b)	122	—	—
Restructuring and other related charges	118	80	22
Unprecedented personal-injury and other legal matters, net (c)	8	—	—
Non-operational charges related to shareholder activist activity (d)	4	2	9
Transaction-related costs, net	3	10	20
Gain on sale of equity method investment in China (c)	—	(44)	—
Income before income taxes	$(956)	$287	$267
__________
(a)    Includes amortization of intangible assets recognized in purchase accounting of $66 million in 2020, $56 million in 2019 and $61 million in 2018.
(b)    Includes $116 million within operating expenses, $5 million within selling, general and administrative expenses and $1 million within vehicle depreciation and lease charges, net in our Consolidated Statements of Operations. Primarily consisting of $60 million of minimum annual guaranteed rent in excess of concession fees, $48 million of incremental cleaning supplies to sanitize vehicles and facilities, overflow parking for idle vehicles and related shuttling costs and other charges, and $14 million of losses associated with vehicles damaged in overflow parking lots, net of insurance proceeds.
(c)    Reported within operating expenses in our Consolidated Statements of Operations.
(d)    Reported within selling, general and administrative expenses in our Consolidated Statements of Operations.

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
2020
Revenues	$3,758	$1,644	$5,402
Assets exclusive of assets under vehicle programs	5,262	3,103	8,365
Assets under vehicle programs	6,797	2,376	9,173
Net long-lived assets	1,421	1,147	2,568

2019
Revenues	$5,867	$3,305	$9,172
Assets exclusive of assets under vehicle programs	5,830	3,481	9,311
Assets under vehicle programs	9,824	3,991	13,815
Net long-lived assets	1,536	1,155	2,691

2018
Revenues	$5,708	$3,416	$9,124
Assets exclusive of assets under vehicle programs	3,494	2,876	6,370
Assets under vehicle programs	9,021	3,758	12,779
Net long-lived assets	1,476	1,177	2,653

*****

Schedule II – Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period	Expense (Benefit)	Other Adjustments(a)	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31,
2020	$52	$73	$3	$(68)	$60
2019	39	41	—	(28)	52
2018	36	34	(2)	(29)	39

Tax Valuation Allowance:
Year Ended December 31,
2020	$214	$(1)	$(6)	$—	$207
2019	311	(95)	(2)	—	214
2018	331	(3)	(17)	—	311
__________
(a)Other adjustments relate to currency translation adjustments.

G-1

EXHIBIT NO.	DESCRIPTION
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

3.1	Amended and Restated Certificate of Incorporation of Avis Budget Group, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 5, 2006).
3.2	Amended and Restated Bylaws of Avis Budget Group, Inc., dated August 10, 2020 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 13, 2020).
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
4.3
Indenture dated as of March 29, 2016 for the 6.375% Senior Notes due 2024, among Avis Budget Car Rental LLC and Avis Budget Finance, Inc. as Issuers the Guarantors from time to time parties thereto and Deutsche Bank Trust Company Americas as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, dated May 4, 2016).

4.4
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

4.5	Form of 4.125% Senior Notes due 2024 (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, dated November 3, 2016).
4.6
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

4.7	Form of 4.50% Senior Notes Due 2025 (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, dated May 4, 2017).
4.8
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

4.9	Form of 4.75% Senior Notes Due 2026 (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, dated November 6, 2018).
4.10
Indenture dated as of July 3, 2019 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and Deutsche Bank Trust Company Americas, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 dated August 6, 2019).

4.11	Form of 5.75% Senior Notes Due 2027. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 dated August 6, 2019).
4.12
Indenture, dated as of May 12, 2020, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and notes collateral agent (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 12, 2020).

4.13
First Supplemental Indenture, dated as of August 6, 2020, to the Indenture dated as of July 3, 2019, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 7, 2020).

4.14	Form of 10.500% Senior Secured Note due 2025 (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 12, 2020).
4.15	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1
Agreement between Avis Budget Group, Inc. and Joseph Ferraro (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, dated February 24, 2016).†

10.2
Agreement between Avis Budget Group, Inc. and Michael Tucker. (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 dated February 21, 2019).†

10.2(a)	Separation Agreement, dated March 20, 2020, between Michael K. Tucker and Avis Budget Group, Inc. †
10.3	Offer Letter, dated February 15, 2019, between John North and Avis Budget Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2019). †
10.3(a)
Severance Agreement between John F. North, III and Avis Budget Group, Inc. dated August 15, 2019. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 dated November 1, 2019). †

10.3(b)
Separation Agreement, dated August 12, 2020, between John North and Avis Budget Group, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated August 13, 2020). †

10.3(c)
Amendment, dated September 28, 2020, to Separation Agreement, dated August 12, 2020, between John North and Avis Budget Group, Inc. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2020, dated October 30, 2020). †

10.4
Service Agreement between Patrick Rankin and Avis Budget Services Limited, dated February 22, 2019 (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, dated February 20, 2020). †

10.5
Agreement between Patrick Rankin and Avis Budget Services Limited, dated August 15, 2019 (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, dated February 20, 2020). †

10.6
Agreement between Avis Budget Group, Inc. and Edward Linnen, dated April 20, 2015 (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, dated February 20, 2020). †

10.7	Offer Letter, dated August 12, 2020, between Brian Choi and Avis Budget Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 13, 2020). †
10.8
Avis Budget Group, Inc. Executive Severance Pay Plan for Grade A and B Employees and Summary Plan Description (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 14, 2020). †

10.9
Third Amended and Restated Cooperation Agreement, dated as of February 23, 2020, by and among Avis Budget Group, Inc., SRS Investment Management, LLC and certain of its affiliates (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 23, 2020).

10.9(a)
Amendment, dated August 12, 2020, to Third Amended and Restated Cooperation Agreement, dated as of February 23, 2020, by and among Avis Budget Group, Inc., SRS Investment Management, LLC and certain of its affiliates (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 13, 2020).

10.10	Avis Budget Group, Inc. Amended and Restated Equity and Incentive Plan (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A dated March 26, 2019). †
10.11
1997 Stock Incentive Plan (Incorporated by reference to Appendix E to the Joint Proxy Statement/ Prospectus included as part of the Company’s Registration Statement on Form S-4, Registration No. 333-34517, dated August 28, 1997).†

10.11(a)
Amendment to 1997 Stock Incentive Plan dated March 27, 2000 (Incorporated by reference to Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†

10.11(b)
Amendment to 1997 Stock Incentive Plan dated March 28, 2000 (Incorporated by reference to Exhibit 10.12(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†

10.11(c)
Amendment to 1997 Stock Incentive Plan dated January 3, 2001 (Incorporated by reference to Exhibit 10.12(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 dated March 29, 2001).†

10.12	Amendment to Various Equity-Based Plans (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 1, 2006).†
10.13
Form of Award Agreement - Restricted Stock Units. (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 dated February 21, 2019).†

10.14
Form of Award Agreement - Performance Based Restricted Stock Units. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 dated February 21, 2019).†

10.15
Form of Non-Employee Director Award Agreement - Restricted Stock Units. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 dated February 21, 2019).†

10.16
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

10.20	Amended Retirement Equalization Benefit Plan (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, dated February 29, 2008).†
10.21	Avis Rent A Car System, LLC Pension Plan. (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 dated February 21, 2019).†
10.22	Cendant Corporation* Officer Personal Financial Services Policy (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 26, 2005).
10.23
Tax Sharing Agreement among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 1, 2006).

10.23(a)
Amendment to the Tax Sharing Agreement, dated July 28, 2006, among Avis Budget Group, Inc., Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 dated August 7, 2008).

10.24
Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).

10.24(a)
Supplemental Indenture No. 1, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.24(b)
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

10.24(c)
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

10.25
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

10.25(a)
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

10.25(b)
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

10.25(c)
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

10.26
Amended and Restated Loan Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Borrower, and Cendant Rental Car Funding (AESOP) LLC***, as Lender (Incorporated by reference to Exhibit 10.29(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

10.26(a)
First Amendment, dated as of December 23, 2005, among AESOP Leasing L.P., as Borrower, and Cendant Rental Car Funding (AESOP) LLC***, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.29(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

10.26(b)
Second Amendment, dated as of the May 9, 2007, among AESOP Leasing L.P., as Borrower, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.26(c)
Third Amendment, dated as of August 16, 2013, among AESOP Leasing L.P., as Borrower, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.37(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, dated February 20, 2014).

10.27
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

10.30
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

10.30(a)
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

10.32
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

10.33
Series 2016-1 Supplement, dated as of March 30, 2016, between Avis Budget Rental Car Funding (AESOP) LLC and the Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2016-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 5, 2016).

10.34
Series 2016-2 Supplement, dated as of June 1, 2016, between Avis Budget Rental Car Funding (AESOP) LLC and the Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2016-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2016).

10.35
Series 2017-1 Supplement, dated as of March 15, 2017, between Avis Budget Rental Car Funding (AESOP) LLC and the Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2017-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2017).

10.36
Series 2017-2 Supplement, dated as of December 13, 2017, between Avis Budget Rental Car Funding (AESOP) LLC and the Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2017-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2017).

10.37
Series 2018-1 Supplement, dated as of April 30, 2018, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2018-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 4, 2018).

10.38
Series 2018-2 Supplement, dated as of October 25, 2018, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2018-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 30, 2018).

10.39
Series 2019-1 Supplement, dated as of February 13, 2019, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2019-1 Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 20, 2019).

10.40
Series 2019-2 Supplement, dated as of April 23, 2019, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2019-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2019).

10.41
Series 2019-3 Supplement, dated as of August 27, 2019, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2019-3 Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2019).

10.42
Series 2020-1 Supplement, dated as of January 29, 2020, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2020-1 Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2020).

10.43
Series 2020-2 Supplement, dated as of August 12, 2020, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2020-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 14, 2020).

10.44
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

10.44(a)
First Amendment to the Fifth Amended and Restated Credit Agreement dated as of February 13, 2018, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, Avis Budget Group, Inc., the Subsidiary Borrowers from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 6, 2020).

10.44(b)
Second Amendment, dated as of April 27, 2020, to the Fifth Amended and Restated Credit Agreement, dated as of February 13, 2018, among Avis Budget Car Rental, LLC, Avis Budget Holdings, LLC, Avis Budget Group, Inc., the Subsidiary Borrowers from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 27, 2020).

10.45
Amended and Restated Guarantee & Collateral Agreement, dated as of May 3, 2011, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC and certain of its Subsidiaries in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 6, 2011).

10.45(a)
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

10.45(b)
Second Amendment to the Amended and Restated Guarantee & Collateral Agreement, dated as of October 3, 2014, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC and certain of its Subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 6, 2014).

10.46
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

10.47
Fourth Master Amendment and Restatement Deed, by and among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate And Investment Bank, the Opcos, Servicers, Lessees and Fleetcos listed therein, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, the Account Banks listed therein, Deutsche Bank Ag, London Branch, the Senior Noteholders listed therein, Structured Finance Management (Ireland) Limited, CarFin Finance Holdings Limited, Intertrust (Netherlands) B.V. And Vistra B.V., Credit Agricole Corporate And Investment Bank, FCT CarFin, Caceis Bank France, Caceis Corporate Trust, Deutsche Bank Luxembourg S.A. and Fiserv Automotive Solutions, Inc., dated December 15, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2014).††

10.48
Seventh Master Amendment and Restatement Deed, by and among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate And Investment Bank, the Opcos, Servicers, Lessees and Fleetcos listed therein, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, the Account Banks listed therein, Deutsche Bank Ag, London Branch, the Senior Noteholders and certain other entities named therein, dated January 22, 2016 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated April 21, 2016).††

10.49
Ninth Master Amendment and Restatement Deed, by and among CarFin Finance International Limited, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate And Investment Bank, the Opcos, Servicers, Lessees and Fleetcos listed therein, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, the Account Banks listed therein, Deutsche Bank Ag, London Branch, the Senior Noteholders and certain other entities named therein, dated May 16, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2017).††

10.50
Tenth Master Amendment and Restatement Deed, by and among CarFin Finance International, DAC, Credit Agricole Corporate and Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate and Investment Bank, the Opcos, Servicers, Lessees and FleetCos listed herein. Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, the Account Banks listed therein, Deutsche Bank Ag. London Branch, the Senior Noteholders and certain other entities named therein, dated May 30, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 5, 2018).††

10.51
Eleventh Master Amendment and Restatement Deed, by and among CarFin Finance International DAC, Credit Agricole Corporate And Investment Bank, Deutsche Trustee Company Limited, Credit Agricole Corporate And Investment Bank, the Opcos, Servicers, Lessees and FleetCos listed therein, Avis Budget Car Rental, LLC, Avis Finance Company Limited, Avis Budget EMEA Limited, the Account Banks listed therein, Deutsche Bank Ag, London Branch, the Senior Noteholders and certain other entities named therein, dated November 3, 2020 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 9, 2020).††

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