Form 10-Q
period 2021-03-31
AVIS BUDGET GROUP, INC.
filed 2021-05-04
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the issuer’s common stock was 69,858,812 shares as of April 30, 2021.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any such forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, projected plans and objectives. These statements may be identified by the fact that they do not relate to historical or current facts and may use words such as “believes,” “expects,” “anticipates,” “will,” “should,” “could,” “may,” “would,” “intends,” “projects,” “estimates,” “plans,” and similar words, expressions or phrases. The following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the Coronavirus (“COVID-19”) outbreak, and the continued restrictions that have been placed on travel in many countries as a result of the outbreak and the adverse impact on the global economy from the outbreak. These factors include, but are not limited to:

•the COVID-19 outbreak and resulting economic conditions, which had, and is expected to continue to have, a significant impact on our operations, including an unprecedented decline in demand, as well as its current, and uncertain future impact, including, but not limited to, its effect on the ability or desire of people to travel due to travel restrictions, and other restrictions and orders, which may continue to impact our results, operations, outlooks, plans, goals, growth, cash flows, liquidity, and stock price;

•the high level of competition in the mobility industry, including from new companies or technology, and the impact such competition may have on pricing and rental volume;

•a change in our fleet costs, including as a result of a change in the cost of new vehicles, manufacturer recalls, disruption in the supply of new vehicles, shortages in semiconductors used in new vehicle production, and/or a change in the price at which we dispose of used vehicles either in the used vehicle market or under repurchase or guaranteed depreciation programs;

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

•failure to achieve our business plans, a further deterioration in general economic conditions of the countries in which we operate, or significant changes in the assumptions and estimates that are used in our impairment testing for goodwill or intangible assets, which could result in a significant impairment of our goodwill; and

•other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services.

We operate in a continuously changing business environment and new risk factors emerge from time to time. New risk factors, factors beyond our control, or changes in the impact of identified risk factors may cause actual results to differ materially from those set forth in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Other factors and assumptions not identified above, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 2 and “Risk Factors” in Item 1A and in similarly titled sections set forth in Item 7 and in Item 1A and in other portions of our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2021 (the “2020 Form 10-K”), may cause actual results to differ materially from those projected in any forward-looking statements.

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$1,372	$1,753

Expenses
Operating	832	1,058
Vehicle depreciation and lease charges, net	254	459
Selling, general and administrative	182	251
Vehicle interest, net	75	83
Non-vehicle related depreciation and amortization	68	69
Interest expense related to corporate debt, net:
Interest expense	61	48
Early extinguishment of debt	129	4
Restructuring and other related charges	20	44
Transaction-related costs, net	1	2
Total expenses	1,622	2,018

Loss before income taxes	(250)	(265)
Benefit from income taxes	(80)	(107)

Net loss	$(170)	$(158)

Comprehensive loss	$(146)	$(257)

Loss per share
Basic	$(2.43)	$(2.16)
Diluted	$(2.43)	$(2.16)
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$576	$692
Receivables, net	786	647
Other current assets	506	456
Total current assets	1,868	1,795

Property and equipment, net	611	657
Operating lease right-of-use assets	2,510	2,560
Deferred income taxes	1,348	1,198
Goodwill	1,121	1,137
Other intangibles, net	750	774
Other non-current assets	266	244
Total assets exclusive of assets under vehicle programs	8,474	8,365

Assets under vehicle programs:
Program cash	61	72
Vehicles, net	9,101	8,153
Receivables from vehicle manufacturers and other	307	281
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	666	667
	10,135	9,173
Total assets	$18,609	$17,538

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$2,171	$2,034
Short-term debt and current portion of long-term debt	19	19
Total current liabilities	2,190	2,053

Long-term debt	4,264	4,191
Long-term operating lease liabilities	2,025	2,078
Other non-current liabilities	681	731
Total liabilities exclusive of liabilities under vehicle programs	9,160	9,053

Liabilities under vehicle programs:
Debt	1,652	1,777
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	6,149	5,080
Deferred income taxes	1,470	1,383
Other	494	400
	9,765	8,640
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, respectively	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, respectively	1	1
Additional paid-in capital	6,642	6,668
Accumulated deficit	(1,640)	(1,470)
Accumulated other comprehensive loss	(163)	(187)
Treasury stock, at cost— 67 shares, respectively	(5,156)	(5,167)
Total stockholders’ equity	(316)	(155)
Total liabilities and stockholders’ equity	$18,609	$17,538

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(170)	$(158)
Adjustments to reconcile net loss to net cash provided by operating activities:
Vehicle depreciation	259	414
Amortization of right-of-use assets	236	231
(Gain) loss on sale of vehicles, net	(49)	(11)
Non-vehicle related depreciation and amortization	68	69
Stock-based compensation	4	(2)
Amortization of debt financing fees	8	8
Early extinguishment of debt costs	129	4
Net change in assets and liabilities:
Receivables	24	163
Income taxes and deferred income taxes	(80)	(112)
Accounts payable and other current liabilities	181	(96)
Operating lease liabilities	(234)	(230)
Other, net	(40)	90
Net cash provided by operating activities	336	370

Investing activities
Property and equipment additions	(12)	(43)
Proceeds received on asset sales	2	2
Net assets acquired (net of cash acquired)	(4)	(51)
Net cash used in investing activities exclusive of vehicle programs	(14)	(92)

Vehicle programs:
Investment in vehicles	(3,032)	(3,751)
Proceeds received on disposition of vehicles	1,679	2,497
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(24)	(175)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	25	39
	(1,352)	(1,390)
Net cash used in investing activities	(1,366)	(1,482)

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Financing activities
Proceeds from long-term borrowings	1,100	184
Payments on long-term borrowings	(1,101)	(92)
Issuance of common stock	—	15
Repurchases of common stock	(19)	(118)
Debt financing fees	(12)	(3)
Net cash used in financing activities exclusive of vehicle programs	(32)	(14)

Vehicle programs:
Proceeds from borrowings	3,481	5,461
Payments on borrowings	(2,535)	(4,479)
Debt financing fees	—	(6)
	946	976
Net cash provided by financing activities	914	962

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(10)	(29)

Net decrease in cash and cash equivalents, program and restricted cash	(126)	(179)
Cash and cash equivalents, program and restricted cash, beginning of period	765	900
Cash and cash equivalents, program and restricted cash, end of period	$639	$721
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	137.1	$1	$6,668	$(1,470)	$(187)	(67.3)	$(5,167)	$(155)

Comprehensive loss:
Net loss	—	—	—	(170)	—	—	—
Other comprehensive income				—	24	—	—

Total comprehensive loss								(146)

Net activity related to restricted stock units	—	—	(26)	—	—	0.2	21	(5)
Repurchases of common stock	—	—	—	—	—	(0.1)	(10)	(10)

Balance at March 31, 2021	137.1	$1	$6,642	$(1,640)	$(163)	(67.2)	$(5,156)	$(316)

Balance at December 31, 2019	137.1	$1	$6,741	$(785)	$(157)	(63.2)	$(5,144)	$656

Cumulative effect of accounting change	—	—	—	(1)	—	—	—	(1)

Comprehensive loss:
Net loss	—	—	—	(158)	—	—	—
Other comprehensive loss	—	—	—	—	(99)	—	—

Total comprehensive loss								(257)

Net activity related to restricted stock units	—	—	(79)	—	—	0.3	71	(8)
Issuance of common stock	—	—	15	—	—	0.4	—	15
Repurchases of common stock	—	—	—	—	—	(5.0)	(113)	(113)

Balance at March 31, 2020	137.1	$1	$6,677	$(944)	$(256)	(67.5)	$(5,186)	$292
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

The operating results of acquired businesses are included in the accompanying Consolidated Condensed Financial Statements from the dates of acquisition. Differences between the preliminary allocation of purchase price and the final allocation for the Company’s 2020 acquisitions of various licensees were not material.

In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2020 Form 10-K.

Liquidity and Management’s Plans

The continuing cases of COVID-19 and the developments surrounding the pandemic are having a material impact on certain aspects of the Company’s business. Significant events affecting travel and the overall economy have historically had an impact on vehicle rental volumes, with the full extent of the impact generally determined by the length of time the event influences travel decisions as well as general economic conditions. The Company believes the ongoing effects of COVID-19 and resulting economic conditions have had, and will continue to have, an adverse impact on its operations and vehicle rental volumes, and on its financial results and liquidity.

The Company cannot assure its assumptions used to estimate its liquidity requirements will be correct because it has never previously experienced such a change in demand, and as a consequence, its ability to be predictive is uncertain. In addition, the duration of the pandemic is uncertain. Therefore, the Company has taken actions to manage its liquidity, including reducing capital expenditures, operating expenses and the number of vehicles in its fleet. The Company has no meaningful corporate debt maturities until 2023. The Company plans to finance the routine Asset Backed Securities (“ABS”) maturities with program cash on hand, available revolving debt capacity, new term note issuances and fleet sales. As a result, based on current operational assumptions, the Company believes it has adequate liquidity beyond the next twelve months.

In April 2020, the Company entered into an amendment (the “Amendment”) to its senior credit facilities, consisting of an approximately $1.2 billion term loan maturing in 2027 and a $1.8 billion revolving credit facility maturing in 2023, which remain in place after the Amendment. The Amendment provides for relief from the quarterly-tested leverage covenant contained in the credit agreement governing the senior credit facilities until the end of a specific relief period, including a holiday from such leverage covenant through June 30, 2021, during which time (i) certain negative covenant exceptions are not available to the Company, (ii) pricing on the senior credit facilities is increased, (iii) the Company must comply with a liquidity covenant and additional reporting requirements and (iv) the Company must meet additional conditions to borrow under the revolving credit facility. In February 2021, the Company subsequently amended the credit agreement to permit refinancing of certain existing indebtedness.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are fully described in Note 2, “Summary of Significant Accounting Policies,” in the 2020 Form 10-K.

Cash and cash equivalents, Program cash and Restricted cash. The following table provides a detail of cash and cash equivalents, program and restricted cash reported within the Consolidated Condensed Balance Sheets to the amounts shown in the Consolidated Condensed Statements of Cash Flows.

	As of March 31,
	2021	2020
Cash and cash equivalents	$576	$679
Program cash	61	39
Restricted cash (a)	2	3
Total cash and cash equivalents, program and restricted cash	$639	$721
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

Currency Transactions. The Company records the gain or loss on foreign-currency transactions on certain intercompany loans and the gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three months ended March 31, 2021 and 2020, the Company recorded an immaterial amount and a loss of $5 million, respectively, related to such items.

Divestitures. In March 2021, the Company entered into a stock purchase agreement with Urbiz S.A. to sell the Company’s assets in Argentina. Upon completion of the sale, Urbiz S.A. will pay approximately $4 million, plus interest, over two years for the right to operate the Avis and Budget brand. The Company had assets held for sale of $15 million within current and non-current assets and liabilities held for sale of $6 million within non-current liabilities. The Company assessed the fair value of the net assets and recorded a loss of $13 million within restructuring and other related charges during the three months ended March 31, 2021. Argentina’s operations are reported within the Company’s Americas segment.

Investments. As of March 31, 2021 and December 31, 2020, the Company had equity method investments with a carrying value of $64 million and $63 million, respectively, which are recorded within other non-current assets. Earnings from the Company’s equity method investments are reported within operating expenses. For the three months ended March 31, 2021 and 2020, the Company recorded an immaterial amount related to its equity method investments.

Nonmarketable Equity Securities. As of March 31, 2021 and December 31, 2020, the Company had nonmarketable equity securities with a carrying value of $8 million, respectively, which are recorded within other non-current assets. No adjustments were made to the carrying amounts during the three months ended March 31, 2021 and 2020.

Revenues. Revenues are recognized under “Leases (Topic 842),” with the exception of royalty fee revenue derived from the Company’s licensees and revenue related to the Company’s customer loyalty program, which were approximately $40 million and $32 million during the three months ended March 31, 2021 and 2020, respectively.

The following table presents the Company’s revenues disaggregated by geography.

	Three Months Ended March 31,
	2021	2020
Americas	$1,080	$1,257
Europe, Middle East and Africa	203	357
Asia and Australasia	89	139
Total revenues	$1,372	$1,753

The following table presents the Company’s revenues disaggregated by brand.

	Three Months Ended March 31,
	2021	2020
Avis	$717	$985
Budget	524	619
Other	131	149
Total revenues	$1,372	$1,753
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

2.    Leases
Lessor

The following table presents the Company’s lease revenues disaggregated by geography.

	Three Months Ended March 31,
	2021	2020
Americas	$1,054	$1,244
Europe, Middle East and Africa	192	342
Asia and Australasia	86	135
Total lease revenues	$1,332	$1,721

The following table presents the Company’s lease revenues disaggregated by brand.

	Three Months Ended March 31,
	2021	2020
Avis	$690	$968
Budget	516	608
Other	126	145
Total lease revenues	$1,332	$1,721
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

The components of lease expense are as follows:

	Three Months Ended March 31,
	2021	2020
Property leases (a)
Operating lease expense	$139	$185
Variable lease expense	54	36
Total property lease expense	$193	$221
__________
(a)    Primarily included in operating expense and includes $19 million of minimum annual guaranteed rent in excess of concession fees as defined in our rental concession agreement for the three months ended March 31, 2021.

Supplemental balance sheet information related to leases is as follows:

	As of March 31, 2021	As of December 31, 2020
Property leases
Operating lease ROU assets	$2,510	$2,560

Short-term operating lease liabilities (a)	$519	$514
Long-term operating lease liabilities	2,025	2,078
Operating lease liabilities	$2,544	$2,592

Weighted average remaining lease term	8.3 years	8.4 years
Weighted average discount rate	3.85%	3.86%
_________
(a)    Included in Accounts payable and other current liabilities.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2021	2020
Cash payments for lease liabilities within operating activities:
Property operating leases	$202	$170
Non-cash activities - increase (decrease) in ROU assets in exchange for lease liabilities:
Property operating leases	169	296

3.     Restructuring and Other Related Charges

Restructuring

During first quarter 2021, the Company initiated a global restructuring plan to focus on cost discipline by reviewing headcounts, facilities and contractor agreements. The Company is transforming its business as it prepares to exit the COVID-19 crisis by controlling fixed costs and matching variable costs to demand (“T21”). During the three months ended March 31, 2021, as part of this process, the Company formally communicated the termination of employment to approximately 80 employees, and as of March 31, 2021, the Company terminated approximately 60 of these employees. The Company expects further restructuring expense of approximately $55 million related to this initiative to be incurred in 2021.

During first quarter 2020, the Company initiated a global restructuring plan to reduce operating costs, such as headcount and facilities, due to declining reservations and revenue resulting from the COVID-19 outbreak (“2020 Optimization Plan”). The Company expects no further restructuring expense related to this initiative.

The following tables summarize the changes to our restructuring-related liabilities and identifies the amounts recorded within the Company’s reporting segments for restructuring charges and corresponding payments and utilizations:

		Americas	International	Total
Balance as of January 1, 2021		$3	$6	$9
Restructuring expense:
T21		1	6	7
Restructuring payment/utilization:
T21		(1)	(4)	(5)
2020 Optimization Plan		(2)	(2)	(4)
Balance as of March 31, 2021		$1	$6	$7

	Personnel	Facility Related	Other (a)	Total
Balance as of January 1, 2021	$4	$2	$3	$9
Restructuring expense:
T21	5	2	—	7
Restructuring payment/utilization:
T21	(3)	(2)	—	(5)
2020 Optimization Plan	(3)	—	(1)	(4)
Balance as of March 31, 2021	$3	$2	$2	$7
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

Officer Separation Costs

In March 2020, the Company announced the departure of Michael K. Tucker as Executive Vice President, General Counsel effective March 27, 2020. In connection with Mr. Tucker’s separation, the Company recorded other related charges of approximately $2 million for the three months ended March 31, 2020.

4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended March 31,
	2021	2020
Net loss for basic and diluted EPS	$(170)	$(158)

Basic weighted average shares outstanding	69.9	72.9
Non-vested stock (a)	—	—
Diluted weighted average shares outstanding	69.9	72.9

Loss per share:
Basic	$(2.43)	$(2.16)
Diluted	$(2.43)	$(2.16)
__________
(a)As the Company incurred a net loss for the three months ended March 31, 2021 and 2020, 1.1 million and 1.3 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

5.    Other Current Assets

Other current assets consisted of:

	As of March 31, 2021	As of December 31, 2020
Prepaid expenses	$204	$161
Sales and use taxes	139	147
Other	163	148
Other current assets	$506	$456

6.    Intangible Assets

Intangible assets consisted of:

	As of March 31, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$275	$159	$116	$280	$151	$129
Customer relationships	261	198	63	268	196	72
Other	52	33	19	54	33	21
Total	$588	$390	$198	$602	$380	$222

Unamortized Intangible Assets
Goodwill	$1,121			$1,137
Trademarks	$552			$552
For the three months ended March 31, 2021 and 2020, amortization expense related to amortizable intangible assets was approximately $18 million and $13 million, respectively. Based on the Company’s amortizable intangible assets at March 31, 2021, the Company expects amortization expense of approximately $40 million for the remainder of 2021, $34 million for 2022, $25 million for 2023, $22 million for 2024, $17 million for 2025 and $15 million for 2026, excluding effects of currency exchange rates.

7.    Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	March 31,	December 31,
	2021	2020
Rental vehicles	$10,251	$9,210
Less: Accumulated depreciation	(1,288)	(1,337)
	8,963	7,873
Vehicles held for sale	138	280
Vehicles, net	$9,101	$8,153

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended March 31,
	2021	2020
Depreciation expense	$259	$414
Lease charges	44	56
(Gain) loss on sale of vehicles, net	(49)	(11)
Vehicle depreciation and lease charges, net	$254	$459

At March 31, 2021 and 2020, the Company had payables related to vehicle purchases included in liabilities under vehicle programs - other of $344 million and $240 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $195 million and $491 million, respectively.

8.    Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 were benefits of 32.0% and 40.4%, respectively. Such rates differed from the Federal Statutory rate of 21.0% primarily due to foreign taxes on our International operations and state taxes.

9.    Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	March 31,	December 31,
	2021	2020
Short-term operating lease liabilities	$519	$514
Accounts payable	458	394
Accrued sales and use taxes	214	215
Public liability and property damage insurance liabilities – current	166	162
Deferred lease revenues – current	151	70
Accrued payroll and related	136	117
Accrued advertising and marketing	124	122
Other	403	440
Accounts payable and other current liabilities	$2,171	$2,034

10.    Long-term Corporate Debt and Borrowing Arrangements

Long-term corporate debt and borrowing arrangements consisted of:

		As of	As of
	Maturity Date	March 31,	December 31,
		2021	2020
6.375% Senior Notes	April 2024	$—	$350
4.125% euro-denominated Senior Notes	November 2024	351	366
5.250% Senior Notes	March 2025	235	375
4.500% euro-denominated Senior Notes	May 2025	293	305
10.500% Senior Secured Notes	May 2025	—	487
4.750% euro-denominated Senior Notes	January 2026	410	428
5.750% Senior Notes	July 2027	725	724
4.750% Senior Notes	April 2028	500	—
5.375% Senior Notes	March 2029	600	—
Floating Rate Term Loan (a)	August 2027	1,196	1,199
Other (b)		22	24
Deferred financing fees		(49)	(48)
Total		4,283	4,210
Less: Short-term debt and current portion of long-term debt		19	19
Long-term debt		$4,264	$4,191
__________
(a)The floating rate term loan is part of the Company’s senior revolving credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of March 31, 2021, the floating rate term loan due 2027 bears interest at one-month LIBOR plus 225 basis points, for an aggregate rate of 2.36%. The Company has entered into a swap to hedge $700 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 4.58%.
(b)Primarily includes finance leases which are secured by liens on the related assets.

In March 2021, the Company issued $600 million of 5.375% Senior Notes due March 2029, at par, with interest paid semiannually. Net proceeds, together with cash on hand, were used to redeem all of the outstanding 10.5% Senior Secured Notes due 2025 for $599 million plus accrued interest.

In March 2021, the Company issued $500 million of 4.75% Senior Notes due March 2028, at par, with interest paid semiannually. Net proceeds, together with cash on hand, were used to redeem all of the outstanding 6.375% Senior Notes due 2024 for $356 million plus accrued interest and a portion of its outstanding 5.25% Senior Notes due 2025 for $142 million plus accrued interest.

The 5.375% and 4.75% notes are guaranteed on a senior unsecured basis by the Company and certain of the Company’s subsidiaries.

Committed Credit Facilities and Available Funding Arrangements

At March 31, 2021, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2023 (a)	$1,800	$—	$1,230	$570
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

Debt Covenants

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility also contains a maximum leverage ratio requirement which has been amended to provide a holiday from such leverage covenant through June 30, 2021 (See Note 1 – Basis of Presentation). As of March 31, 2021, the Company was in compliance with the financial covenants governing its indebtedness.

11.    Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	March 31,	December 31,
	2021	2020
Americas - Debt due to Avis Budget Rental Car Funding	$6,181	$5,116
Americas - Debt borrowings	499	509
International - Debt borrowings	1,020	1,115
International - Finance leases	140	162
Deferred financing fees (a)	(39)	(45)
Total	$7,801	$6,857
__________
(a)Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of March 31, 2021 and December 31, 2020 were $32 million and $36 million, respectively.

Debt Maturities

The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at March 31, 2021.

Debt under Vehicle Programs (a)
Within 1 year (b)	$1,858
Between 1 and 2 years (c)	2,171
Between 2 and 3 years (d)	1,253
Between 3 and 4 years	1,598
Between 4 and 5 years	960
Thereafter	—
Total	$7,840
__________
(a)    Vehicle-backed debt primarily represents asset-backed securities.
(b)    Includes $0.4 billion of bank and bank-sponsored facilities.
(c)    Includes $0.9 billion of bank and bank-sponsored facilities.
(d)    Includes $0.1 billion of bank and bank-sponsored facilities.

Committed Credit Facilities and Available Funding Arrangements

As of March 31, 2021, available funding under the Company’s vehicle programs, including related party debt due to Avis Budget Rental Car Funding, consisted of:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding	$9,011	$6,181	$2,830
Americas - Debt borrowings	746	499	247
International - Debt borrowings	2,713	1,020	1,693
International - Finance leases	204	140	64
Total	$12,674	$7,840	$4,834
__________
(a)    Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)    The outstanding debt is collateralized by vehicles and related assets of $7.4 billion for Americas - Debt due to Avis Budget Rental Car Funding; $0.7 billion for Americas - Debt borrowings; $1.2 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants

The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of March 31, 2021, the Company is not aware of any instances of non-compliance with any of the financial covenants contained in the debt agreements under its vehicle-backed funding programs.

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

In February 2017, following state court trials in Georgia, the Company was found liable for damages in two cases brought by plaintiffs who were injured in a vehicle accident allegedly caused by an employee of an independent contractor of the Company who was acting outside of the scope of employment. In fourth quarter 2019, the Company appealed both verdicts resulting in a reversal of the judgments rendered. The Georgia Supreme Court granted the plaintiffs’ application to review the appellate court’s reversal of the judgements entered at the trial court. The Georgia Supreme Court heard oral arguments in December 2020 and on May 3, 2021 issued a decision affirming the appellate court’s judgments. Following the issuance of this decision, plaintiffs have the ability to file a motion for reconsideration. The Company has recognized a liability related to these cases, net of recoverable insurance proceeds, of approximately $12 million.

The Company is currently involved, and in the future may be involved, in claims, legal proceedings, including class actions, and governmental inquiries that are incidental to its vehicle rental and car sharing operations, including, among others, contract and licensee disputes, competition matters, employment and wage-and-hour claims, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. The Company estimates that the potential exposure resulting from adverse outcomes of current legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $40 million in excess of amounts accrued as of

March 31, 2021. The Company does not believe that the impact should result in a material liability to the Company in relation to its consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $6.4 billion of vehicles from manufacturers over the next 12 months, a $2.3 billion decrease compared to December 31, 2020, financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations

Concentrations of credit risk at March 31, 2021 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $25 million and $15 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

13.    Stockholders’ Equity

Share Repurchases

The Company’s Board of Directors has authorized the repurchase of up to $1.8 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in August 2019. During the first quarter of 2021, the Company has repurchased approximately 0.1 million shares of common stock at a cost of approximately $10 million under the program. As of March 31, 2021, approximately $66 million of authorization remains available to repurchase common stock under this plan.

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

The components of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2021	2020
Net loss	$(170)	$(158)
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $(12) and $(4), respectively)	(14)	(83)
Net unrealized gain (loss) on cash flow hedges (net of tax of $3 and $6, respectively)	35	(18)
Minimum pension liability adjustment (net of tax of $0 and $0, respectively)	3	2
	24	(99)
Comprehensive loss	$(146)	$(257)

__________
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(a)	Minimum Pension Liability Adjustment(b)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2021	$40	$(51)	$(176)	$(187)
Other comprehensive income (loss) before reclassifications	(14)	32	1	19
Amounts reclassified from accumulated other comprehensive income (loss)	—	3	2	5
Net current-period other comprehensive income (loss)	(14)	35	3	24
Balance, March 31, 2021	$26	$(16)	$(173)	$(163)

Balance, January 1, 2020	$9	$(20)	$(146)	$(157)
Other comprehensive income (loss) before reclassifications	(83)	(18)	1	(100)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1	1
Net current-period other comprehensive income (loss)	(83)	(18)	2	(99)
Balance, March 31, 2020	$(74)	$(38)	$(144)	$(256)
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include a $47 million gain, net of tax, as of March 31, 2021 related to the Company’s hedge of its net investment in euro-denominated foreign operations (see Note 15–Financial Instruments).
(a)For the three months ended March 31, 2021, the amount reclassified from accumulated other comprehensive income (loss) into corporate interest expense was $1 million ($0 million, net of tax). For the three months ended March 31, 2021, the amount reclassified from accumulated other comprehensive income (loss) into vehicle interest expense was $4 million ($3 million, net of tax).
(b)For the three months ended March 31, 2021 and 2020, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $3 million ($2 million, net of tax) and $2 million ($1 million, net of tax), respectively..

14.    Stock-Based Compensation

The Company recorded stock-based compensation expense of $4 million and $(2) million ($3 million and $(1) million, net of tax) during the three months ended March 31, 2021 and 2020, respectively.

In June 2020, the Company granted market-based restricted stock units (“RSUs”) that vest based on absolute stock price attainment. The grant date fair value of this award is estimated using a Monte Carlo simulation model.

The weighted average assumptions used in the model are as follows:

Expected volatility of stock price	91%
Risk-free interest rate	0.18%
Valuation period	3 years
Dividend yield	—%

The activity related to RSUs consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2021	1,070	$27.47
Granted (a)	240	63.12
Vested (b)	(375)	30.05
Forfeited	(7)	25.35
Outstanding and expected to vest at March 31, 2021 (c)	928	$35.66	1.3	$67
Performance-based and market-based RSUs
Outstanding at January 1, 2021	988	$32.41
Granted (a)	236	62.27
Vested (b)	—	—
Forfeited	(272)	48.72
Outstanding at March 31, 2021	952	$35.14	2.0	$69
Outstanding and expected to vest at March 31, 2021 (c)	203	$54.59	2.8	$15
__________
(a)Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs and performance-based and market-based RSUs granted during the three months ended March 31, 2020 was $21.67 and $21.09, respectively.
(b)The total fair value of RSUs vested during March 31, 2021 and 2020 was $11 million and $17 million, respectively.
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

Interest Rate Risk. The Company uses various hedging strategies including interest rate swaps and interest rate caps to create what it deems an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps and interest rate caps to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. The Company records the changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. The Company records the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, currently in earnings and are presented in the same line of the income statement expected for the hedged item. The Company estimates that approximately $20 million of losses currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.

Commodity Risk. The Company periodically enters into derivative commodity contracts to manage its exposure to changes in the price of gasoline. These instruments were designated as freestanding derivatives and the changes in fair value are recorded in earnings and are presented in the same line of the income statement expected for the hedged item.

The Company held derivative instruments with absolute notional values as follows:

As of March 31, 2021
Foreign exchange contracts	$1,711
Interest rate caps (a)	8,686
Interest rate swaps	1,950
__________
(a)Represents $5.8 billion of interest rate caps sold, partially offset by approximately $2.8 billion of interest rate caps purchased. These amounts exclude $3.0 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary as it is not consolidated by the Company.

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of March 31, 2021		As of December 31, 2020
	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	$6	$43	$—	$69

Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	16	11	3	11
Interest rate caps (c)	1	1	—	—
Total	$23	$55	$3	$80
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, as it is not consolidated by the Company; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income (loss), as discussed in Note 13–Stockholders’ Equity.
(a)Included in other non-current assets or other non-current liabilities.
(b)Included in other current assets or other current liabilities.
(c)Included in assets under vehicle programs or liabilities under vehicle programs.

The effects of derivatives recognized in the Company’s Consolidated Condensed Financial Statements were as follows:

	Three Months Ended March 31,
	2021	2020
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$35	$(18)
Euro-denominated notes (c)	33	11
Derivatives not designated as hedging instruments (d)
Foreign exchange contracts (e)	(8)	27
Interest rate swap (f)	(1)	—
Commodity contracts (g)	—	(7)
Total	$59	$13
__________
(a)Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.
(b)Classified as a net unrealized gain (loss) on cash flow hedges in accumulated other comprehensive income (loss). Refer to Note 13–Stockholders’ Equity for amounts reclassified from accumulated other comprehensive income into earnings.
(c)Classified as a net investment hedge within currency translation adjustment in accumulated other comprehensive income (loss).
(d)Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.
(e)For the three months ended March 31, 2021, included a $7 million loss in interest expense and a $1 million loss in operating expense. For the three months ended March 31, 2020, included $28 million gain in interest expense and a $1 million loss in operating expense.
(f)Included primarily in vehicle interest, net.
(g)Included in operating expense.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments were as follows:

	As of March 31, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$19	$19	$19	$18
Long-term debt	4,264	4,408	4,191	4,337

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$6,149	$6,429	$5,080	$5,317
Vehicle-backed debt	1,649	1,668	1,775	1,796
Interest rate swaps and interest rate caps (a)	3	3	2	2
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

Management evaluates the operating results of each of its reportable segments based upon revenues and “Adjusted EBITDA,” which the Company defines as income (loss) from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net, charges for unprecedented personal-injury and other legal matters, non-operational charges related to shareholder activist activity, which include third party advisory, legal and other professional service fees, gain on sale of equity method investment in China, COVID-19 charges and income taxes. COVID-19 charges include unusual, direct and incremental costs due to the COVID-19 pandemic such as minimum annual guaranteed rent in excess of concession fees for the period, overflow parking for idle vehicles and related shuttling costs, incremental cleaning supplies to sanitize vehicles and facilities, and losses associated with vehicles damaged in overflow parking lots, net of insurance proceeds. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

		Three Months Ended March 31,
		2021		2020
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$1,080	$108	$1,257	$(30)
	International	292	(50)	496	(40)
	Corporate and Other (a)	—	(11)	—	(17)
Total Company		$1,372	$47	$1,753	$(87)

Reconciliation of Adjusted EBITDA to income (loss) before income taxes
			2021		2020
	Adjusted EBITDA		$47		$(87)
Less:	Non-vehicle related depreciation and amortization		68		69
	Interest expense related to corporate debt, net:
	Interest expense		61		48
	Early extinguishment of debt		129		4
	Restructuring and other related charges		20		44
	COVID-19 charges (b)		18		7
	Transaction-related costs, net		1		2
	Non-operational charges related to shareholder activist activity (c)		—		4
	Loss before income taxes		$(250)		$(265)
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)For three months ended March 31, 2021 consists of $17 million within operating expenses and $1 million within selling, general and administrative expenses, primarily consisting of $19 million of minimum annual guaranteed rent in excess of concession fees, $5 million of other charges and $(6) million associated with vehicles damaged in overflow parking lots, net of insurance proceeds. For the three months ended March 31, 2020, consists of $7 million within operating expenses, primarily consisting of $5 million associated with vehicles damaged in overflow parking lots, net of insurance proceeds and $2 million of incremental cleaning supplies to sanitize vehicles and facilities, and over flow parking.
(c)Reported within selling, general and administrative expenses.

Since December 31, 2020, there have been no significant changes in segment assets exclusive of assets under vehicle programs. As of March 31, 2021 and December 31, 2020, Americas’ segment assets under vehicle programs were approximately $8.2 billion and $7.2 billion, respectively, and International segment assets under vehicle programs were approximately $1.9 billion and $2.0 billion, respectively. The changes in assets under vehicle programs is primarily due to the increase in the size of our vehicle rental fleet to meet increase in rental demand.

* * * *

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes included in this Quarterly Report on Form 10-Q, and with our 2020 Form 10-K. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including those discussed in “Forward-Looking Statements”. See “Forward-Looking Statements” for additional information. Unless otherwise noted, all dollar amounts in tables are in millions.

OVERVIEW
Our Company

We operate three of the most globally recognized brands in mobility solutions, Avis, Budget and Zipcar, together with several other brands well recognized in their respective markets. We are a leading vehicle rental operator in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet during 2020 of nearly 533,000 vehicles. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

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

Business and Trends

The positive momentum from the fourth quarter of 2020 carried into the first quarter 2021, during which we generated revenues of $1,372 million, net loss of $170 million and Adjusted EBITDA of $47 million. These results were driven by disciplined cost removal achieved in 2020 and continued fleet management. Our utilization was 67%, a 5.1 point improvement compared to fourth quarter 2020, showing our ability to align our fleet with demand, and per-unit fleet costs per month decreased to $205, or 3% compared to fourth quarter 2020. Revenue per day increased to $55.24, or 2%, compared to fourth quarter 2020.

As the world is looking forward to the easing of restrictions put in place due to COVID-19, there are a number of encouraging developments, such as widespread distribution of effective vaccines, suggesting a steady return to historic travel trends, and we have positioned ourselves to capitalize on the expected surge in travel demand. Although our revenues have yet to reach pre-pandemic levels, we have taken actions to put us on a path of profitability. We continue to look for ways to capitalize on the changes prompted by the pandemic and to expand our business in a post-COVID-19 environment.

Although we have seen substantial improvement, these trends could be delayed if the ongoing effects of the virus were to bring a significant shift in the economy and consumer choices or if travel demand does not return to pre-pandemic levels. Significant events affecting travel have historically had an impact on vehicle rental volumes, with the full extent of the impact generally determined by the length of time the event influences travel decisions. As a consequence, we cannot estimate the impact on our business, financial condition or forecast financial or operational results with reasonable certainty.

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

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenues and “Adjusted EBITDA,” which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net, charges for unprecedented personal-injury and other legal matters, non-operational charges related to shareholder activist activity, which include third party advisory, legal and other professional service fees, gain on sale of equity method investment in China, COVID-19 charges and income taxes. COVID-19 charges include unusual, direct and incremental costs due to the COVID-19 pandemic such as minimum annual guaranteed rent in excess of concession fees for the period, overflow parking for idle vehicles and related shuttling costs, incremental cleaning supplies to sanitize vehicles and facilities, and losses associated with vehicles damaged in overflow parking lots, net of insurance proceeds. We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our operating businesses and in comparing our results from period to period. We also believe that Adjusted EBITDA is useful to investors because it allows them to assess our results of operations and financial condition on the same basis that management uses internally. Adjusted EBITDA is a non-GAAP measure and should not be considered in isolation or as a substitute for net income or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

During the three months ended March 31, 2021:

•Our revenues totaled $1.4 billion and decreased 22% compared to the similar period in 2020, primarily due to reduced rental volume due to impacts directly related to COVID-19.

•Our net loss was $170 million, representing an increased loss of $12 million year-over-year, primarily due to premiums paid for the early redemption of our corporate debt, partially offset by strategic cost reduction initiatives to right size the business.

•Our Adjusted EBITDA was $47 million, representing an increase of $134 million year-over-year, primarily due to a 20% decrease in per-unit fleet costs, excluding exchange rate effects and strategic cost reduction initiatives to right size the business, partially offset by impacts directly related to COVID-19.

•We repurchased $10 million of our common stock, reducing our shares outstanding by approximately 0.1 million shares.

•We issued $600 million and $500 million of 5.375% Senior Notes due March 2029 and 4.75% Senior Notes due March 2028, respectively, with proceeds used to redeem our 10.5% Senior Secured Notes due May 2025, our 6.375% Senior Notes due in April 2024 and a portion of our 5.25% Senior Notes due in March 2025.

Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020

Our consolidated condensed results of operations comprised the following:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenues	$1,372	$1,753	$(381)	(22%)

Expenses
Operating	832	1,058	(226)	(21%)
Vehicle depreciation and lease charges, net	254	459	(205)	(45%)
Selling, general and administrative	182	251	(69)	(27%)
Vehicle interest, net	75	83	(8)	(10%)
Non-vehicle related depreciation and amortization	68	69	(1)	(1%)
Interest expense related to corporate debt, net:
Interest expense	61	48	13	27%
Early extinguishment of debt	129	4	125	n/m
Restructuring and other related charges	20	44	(24)	(55%)
Transaction-related costs, net	1	2	(1)	(50%)
Total expenses	1,622	2,018	(396)	(20%)

Loss before income taxes	(250)	(265)	15	6%
Benefit from income taxes	(80)	(107)	27	25%

Net loss	$(170)	$(158)	$(12)	(8%)
__________
n/m    Not meaningful.

Revenues decreased during the three months ended March 31, 2021 compared to the similar period in 2020, primarily due to a 28% decrease in volume as a result of the impact of COVID-19, partially offset by a 6% increase in revenue per day excluding exchange rate movements and a $30 million positive impact from currency exchange rate movements. Total expenses decreased during the three months ended March 31, 2021, compared to the similar period in 2020, primarily due to strategic cost reduction initiatives and reduced operational activities as a result of the impact of COVID-19. Our effective tax rates were benefits of 32% and 40% for the three months ended March 31, 2021 and 2020, respectively. As a result of these items, our net loss increased by $12 million compared to the similar period in 2020. For the three months ended March 31, 2021 and 2020, the Company reported losses of $2.43 and $2.16 per diluted share, respectively.

Operating expenses increased to 60.6% of revenue during the three months ended March 31, 2021 compared to 60.3% during the similar period in 2020, primarily due to impacts directly related to COVID-19. Vehicle depreciation and lease charges decreased to 18.5% of revenue during the three months ended March 31, 2021 compared to 26.2% during the similar period in 2020, primarily due to 20% lower per-unit fleet costs per month, excluding exchange rate effects. Selling, general and administrative costs decreased to 13.3% of revenue during the three months ended March 31, 2021 compared to 14.3% during the similar period in 2020, primarily due to strategic cost reduction initiatives to right size the business. Vehicle interest costs increased to 5.5% of revenue during the three months ended March 31, 2021 compared to 4.7% during the similar period in 2020, primarily due to impacts directly related to COVID-19.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2021		2020
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$1,080	$108	$1,257	$(30)
International	292	(50)	496	(40)
Corporate and Other (a)	—	(11)	—	(17)
Total Company	$1,372	$47	$1,753	$(87)

	Reconciliation to Adjusted EBITDA
			2021	2020
Net loss			$(170)	$(158)
Benefit from income taxes			(80)	(107)
Loss before income taxes			(250)	(265)

Add:	Non-vehicle related depreciation and amortization		68	69
Interest expense related to corporate debt, net:
Interest expense			61	48
Early extinguishment of debt			129	4
Restructuring and other related charges			20	44
COVID-19 charges (b)			18	7
Non-operational charges related to shareholder activist activity (c)			—	4
Transaction-related costs, net			1	2
Adjusted EBITDA			$47	$(87)
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)For three months ended March 31, 2021, consists of $17 million within operating expenses and $1 million within selling, general and administrative expenses in our consolidated condensed results of operations, primarily consisting of $19 million of minimum annual guaranteed rent in excess of concession fees, $5 million of other charges and $(6) million associated with vehicles damaged in overflow parking lots, net of insurance proceeds. For the three months ended March 31, 2020, consists of $7 million within operating expenses, primarily consisting of $5 million associated with vehicles damaged in overflow parking lots, net of insurance proceeds and $2 million of incremental cleaning supplies to sanitize vehicles and facilities, and over flow parking.
(c)Reported within selling, general and administrative expenses in our consolidated condensed results of operations.

Americas

	Three Months Ended March 31,
	2021	2020	% Change
Revenues	$1,080	$1,257	(14%)
Adjusted EBITDA	108	(30)	n/m
__________
n/m    Not meaningful.

Revenues decreased 14% during the three months ended March 31, 2021 compared to the similar period in 2020, primarily due to a 23% decrease in volume, partially offset by a 12% increase in revenue per day as a result of the impacts of COVID-19.

Operating expenses decreased to 57.9% of revenue during the three months ended March 31, 2021 compared to 58.7% during the similar period in 2020, primarily due to strategic cost reduction initiatives to right size the business. Vehicle depreciation and lease charges decreased to 17.0% of revenue during the three months ended March 31, 2021 compared to 26.4% during the similar period in 2020, primarily due to 22% lower per-unit fleet costs. Selling, general and administrative costs decreased to 10.6% of revenue during the three months ended March 31, 2021 compared to 12.3% during the similar period in 2020, primarily due to strategic cost reduction initiatives to right size the business. Vehicle interest costs increased to 5.8% of revenue during the three months ended March 31, 2021 compared to 5.6% during the similar period in 2020, primarily due to impacts directly related to COVID-19.

Adjusted EBITDA was $138 million higher during the three months ended March 31, 2021 compared to the similar period in 2020, primarily due to strategic cost reduction initiatives to right size the business, lower per-unit fleet costs and increased revenue per day.

International

	Three Months Ended March 31,
	2021	2020	% Change
Revenues	$292	$496	(41%)
Adjusted EBITDA	(50)	(40)	25%

Revenues decreased 41% during the three months ended March 31, 2021, compared to the similar period in 2020, primarily due to a 38% decrease in volume and a 13% decrease in revenue per day excluding exchange rate movements as a result of the impacts of COVID-19, partially offset by a $28 million benefit from currency exchange rate movements.

Operating expenses increased to 71.2% of revenue during the three months ended March 31, 2021 compared to 63.9% during the similar period in 2020, primarily due to impacts directly related to COVID-19. Vehicle depreciation and lease charges decreased to 24.0% of revenue during the three months ended March 31, 2021 compared to 25.6% during the similar period in 2020, primarily due to 16% lower per-unit fleet costs, excluding exchange rate effects. Selling, general and administrative costs increased to 19.0% of revenue during the three months ended March 31, 2021 compared to 16.0% during the similar period in 2020, primarily due to impacts directly related to COVID-19. Vehicle interest costs increased to 4.4% of revenue during the three months ended March 31, 2021 compared to 2.6% during the similar period in 2020, primarily due to impacts directly related to COVID-19.

Adjusted EBITDA was $10 million lower in first quarter 2021 compared to the similar period in 2020, primarily due to a $9 million negative impact from currency exchange rate movements, as lower revenues directly related to COVID-19 were offset by strategic cost reduction initiatives to right size the business and lower per-unit fleet costs.

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

FINANCIAL CONDITION

	March 31, 2021	December 31, 2020	Change
Total assets exclusive of assets under vehicle programs	$8,474	$8,365	$109
Total liabilities exclusive of liabilities under vehicle programs	9,160	9,053	107
Assets under vehicle programs	10,135	9,173	962
Liabilities under vehicle programs	9,765	8,640	1,125
Stockholders’ equity	(316)	(155)	(161)

The increases in assets under vehicle programs and liabilities under vehicle programs are principally related to the increase in the size of our vehicle rental fleet to meet increased rental demand. The decrease in stockholders’ equity is primarily due to our comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

In March 2021, we issued $600 million of 5.375% Senior Notes due March 2029, at par. We used the proceeds, together with cash on hand, to redeem all of our outstanding 10.5% Senior Secured Notes due 2025. In March 2021, we issued $500 million of 4.75% Senior Unsecured Notes due March 2028. We used the proceeds, together with cash on hand, to redeem all of our outstanding 6.375% Senior Notes due in 2024 and $140 million in aggregate principal amount of our 5.25% Senior Notes due in 2025. We have no meaningful corporate debt maturities until 2023.

The Company’s Board of Directors has authorized the repurchase of up to $1.8 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in August 2019. The Company’s stock repurchases may occur through open market purchases or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date. During the three months ended March 31, 2021, we repurchased approximately 0.1 million shares of our outstanding common stock for approximately $10 million.

CASH FLOWS

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2021	2020	Change
Cash provided by (used in):
Operating activities	$336	$370	$(34)
Investing activities	(1,366)	(1,482)	116
Financing activities	914	962	(48)
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(10)	(29)	19
Net decrease in cash and cash equivalents, program and restricted cash	(126)	(179)	53
Cash and cash equivalents, program and restricted cash, beginning of period	765	900	(135)
Cash and cash equivalents, program and restricted cash, end of period	$639	$721	$(82)

The decrease in cash provided by operating activities during the three months ended March 31, 2021 compared with the same period in 2020 is principally due to the increase in our net loss.

The decrease in cash used in investing activities during the three months ended March 31, 2021 compared with the same period in 2020 is primarily due to reduced licensee acquisition activity and capital spend.

The decrease in cash provided by financing activities during the three months ended March 31, 2021 compared with the same period in 2020 is primarily due to a decrease in net borrowings under vehicle programs.

DEBT AND FINANCING ARRANGEMENTS

At March 31, 2021, we had approximately $12.1 billion of indebtedness, including corporate indebtedness of approximately $4.3 billion and debt under vehicle programs of approximately $7.8 billion. For information regarding our debt and borrowing arrangements, see Notes 1, 10 and 11 to our Consolidated Condensed Financial Statements.

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

As of March 31, 2021, we had access to $0.6 billion of available cash and cash equivalents and available borrowings under our revolving credit facility of approximately $0.6 billion, providing us with access to an approximate $1.2 billion of total liquidity. See Note 1 to our Consolidated Condensed Financial Statements for detailed information on liquidity and management’s plans.

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with our liquidity covenant, the consolidated first lien leverage ratio requirement after the end of the waiver period on June 30, 2021 and other covenants associated with our senior credit facilities and other borrowings. As of March 31, 2021, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2020 Form 10-K as well as the “Risk Factors” section in this quarterly report.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2020 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $2.3 billion from December 31, 2020, to approximately $6.4 billion at March 31, 2021 due to the COVID-19 impact on our business. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 10 and 11 to our Consolidated Condensed Financial Statements.

ACCOUNTING POLICIES

The results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section titled “Critical Accounting Policies” of our 2020 Form 10-K are the accounting policies (related to goodwill and other indefinite-lived intangible assets, vehicles, income taxes and public liability, property damage and other insurance liabilities) that we believe require subjective and/or complex judgments that could potentially affect 2021 reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

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

During the quarter ended March 31, 2021, we continued to observe impacts of COVID-19 on our business. We evaluated qualitative factors and determined that an interim impairment test was not required this quarter as we believe it is more likely than not that the fair value of our goodwill and other indefinite-lived intangible assets exceeds the carrying value.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used March 31, 2021 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended March 31, 2021. For additional information regarding our long-term borrowings and financial instruments, see Notes 10, 11 and 15 to our Consolidated Condensed Financial Statements.

Item 4.    Controls and Procedures

(a)Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

During the quarter ended March 31, 2021, the Company had no material developments to report with respect to its legal proceedings. For additional information regarding the Company’s legal proceedings, see Note 12 to our Consolidated Condensed Financial Statements and refer to the Company’s 2020 Form 10-K.

Item 1A.    Risk Factors

The following risk factor is provided to update the risk factors of the Company previously disclosed in periodic reports filed with the SEC, including its 2020 Form 10-K.

We face risks associated with our suppliers of vehicles, including as a result of a global semiconductor supply shortage.

We have faced, and may face additional delays in receiving delivery of new vehicles from vehicle manufacturers for a variety of reasons, including due to closures at manufacturing facilities or otherwise. In particular, a global semiconductor supply shortage is having wide-ranging effects across multiple industries, particularly the automotive industry, and it has impacted multiple vehicle manufacturers that supply vehicles to us. For example, some automobile plants in North America and elsewhere have halted or reduced vehicle production due to the shortage of semiconductors used in the production of their vehicles. As a result, the semiconductor supply shortage has had, and is expected to continue to have, an impact on new car deliveries, which may make it challenging to meet consumer demand.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($ in millions)
January 2021	—	$—	—	$76
February 2021	—	—	—	76
March 2021	0.1	66.62	0.1	66
	0.1	$66.62	0.1	$66

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

AVIS BUDGET GROUP, INC.

Date:	May 4, 2021	/s/ Cathleen DeGenova
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
4.1
Indenture, dated as of March 1, 2021, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 1, 2021).

4.2
Indenture, dated as of March 23, 2021, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 23, 2021).

10.1
Amendment to the Senior Credit Agreement, dated February 16, 2021, by and among Avis Budget Car Rental, LLC, Avis Budget Holdings, LLC, Avis Budget Group, Inc., certain of Avis Budget Car Rental, LLC’s subsidiaries, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 16, 2021).

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