Form 10-Q
period 2021-06-30
AVIS BUDGET GROUP, INC.
filed 2021-08-04
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the issuer’s common stock was 66,542,531 shares as of July 30, 2021.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any such forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, projected plans and objectives. These statements may be identified by the fact that they do not relate to historical or current facts and may use words such as “believes,” “expects,” “anticipates,” “will,” “should,” “could,” “may,” “would,” “intends,” “projects,” “estimates,” “plans,” and similar words, expressions or phrases. The following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the Coronavirus (“COVID-19”) pandemic, and the continued restrictions that have been placed on travel in many countries and the resulting adverse impact on the global economy. These factors include, but are not limited to:

•COVID-19 and its resulting impact on the global economy, which has had, and is expected to continue to have, a significant impact on our operations, including unprecedented volatility in demand levels, as well as its current, and uncertain future impact, including, but not limited to, its effect on the ability or desire of people to travel, including due to travel restrictions, and other restrictions and orders, which may continue to impact our results, operations, outlooks, plans, goals, growth, cash flows, liquidity, and stock price;

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

•the results of operations or financial condition of the manufacturers of our vehicles, which could impact their ability to perform their payment obligations under our agreements with them, including repurchase and/or guaranteed depreciation arrangements, and/or their willingness or ability to make vehicles available to us or the mobility industry as a whole on commercially reasonable terms or at all particularly as COVID-19 related restrictions are lifted and travel demand increases;

•the significant volatility in travel demand as a result of COVID-19, including the current and any future disruptions in airline passenger traffic;

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

•failure to achieve our business plans, deterioration in general economic conditions of the countries in which we operate, or significant changes in the assumptions and estimates that are used in our impairment testing for goodwill or intangible assets, which could result in a significant impairment of our goodwill; and

•other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services.

We operate in a continuously changing business environment and new risk factors emerge from time to time. New risk factors, factors beyond our control, or changes in the impact of identified risk factors may cause actual results to differ materially from those set forth in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Other factors and assumptions not identified above, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 2 and “Risk Factors” in Item 1A in this quarterly report and in similarly titled sections set forth in Item 7 and in Item 1A and in other portions of our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2021 (the “2020 Form 10-K”), may cause actual results to differ materially from those projected in any forward-looking statements.

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$2,371	$760	$3,743	$2,513

Expenses
Operating	1,032	622	1,864	1,680
Vehicle depreciation and lease charges, net	338	374	592	833
Selling, general and administrative	294	132	476	383
Vehicle interest, net	77	87	152	170
Non-vehicle related depreciation and amortization	62	71	130	140
Interest expense related to corporate debt, net:
Interest expense	59	51	120	99
Early extinguishment of debt	—	3	129	7
Restructuring and other related charges	22	28	42	72
Transaction-related costs, net	1	1	2	3
Total expenses	1,885	1,369	3,507	3,387

Income (loss) before income taxes	486	(609)	236	(874)
Provision for (benefit from) income taxes	88	(128)	8	(235)

Net income (loss)	$398	$(481)	$228	$(639)

Comprehensive income (loss)	$400	$(448)	$254	$(705)

Earnings (loss) per share
Basic	$5.69	$(6.91)	$3.26	$(8.96)
Diluted	$5.63	$(6.91)	$3.23	$(8.96)

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,324	$692
Receivables, net	797	647
Other current assets	615	456
Total current assets	2,736	1,795

Property and equipment, net	578	657
Operating lease right-of-use assets	2,407	2,560
Deferred income taxes	1,349	1,198
Goodwill	1,127	1,137
Other intangibles, net	739	774
Other non-current assets	281	244
Total assets exclusive of assets under vehicle programs	9,217	8,365

Assets under vehicle programs:
Program cash	84	72
Vehicles, net	11,728	8,153
Receivables from vehicle manufacturers and other	215	281
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	769	667
	12,796	9,173
Total assets	$22,013	$17,538

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$2,446	$2,034
Short-term debt and current portion of long-term debt	21	19
Total current liabilities	2,467	2,053

Long-term debt	4,277	4,191
Long-term operating lease liabilities	1,947	2,078
Other non-current liabilities	667	731
Total liabilities exclusive of liabilities under vehicle programs	9,358	9,053

Liabilities under vehicle programs:
Debt	2,235	1,777
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	8,173	5,080
Deferred income taxes	1,537	1,383
Other	618	400
	12,563	8,640
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, respectively	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, respectively	1	1
Additional paid-in capital	6,646	6,668
Accumulated deficit	(1,242)	(1,470)
Accumulated other comprehensive loss	(161)	(187)
Treasury stock, at cost— 67 shares, respectively	(5,152)	(5,167)
Total stockholders’ equity	92	(155)
Total liabilities and stockholders’ equity	$22,013	$17,538

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income (loss)	$228	$(639)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Vehicle depreciation	595	748
Amortization of right-of-use assets	492	424
(Gain) loss on sale of vehicles, net	(89)	(13)
Non-vehicle related depreciation and amortization	130	140
Stock-based compensation	14	2
Amortization of debt financing fees	17	16
Early extinguishment of debt costs	129	7
Net change in assets and liabilities:
Receivables	(117)	243
Income taxes and deferred income taxes	(42)	(240)
Accounts payable and other current liabilities	428	(98)
Operating lease liabilities	(489)	(422)
Other, net	(41)	182
Net cash provided by operating activities	1,255	350

Investing activities
Property and equipment additions	(30)	(64)
Proceeds received on asset sales	2	4
Net assets acquired (net of cash acquired)	(5)	(60)
Other, net	(5)	—
Net cash used in investing activities exclusive of vehicle programs	(38)	(120)

Vehicle programs:
Investment in vehicles	(6,203)	(4,196)
Proceeds received on disposition of vehicles	2,308	4,709
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(163)	(175)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	61	99
	(3,997)	437
Net cash provided by (used in) investing activities	(4,035)	317

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Financing activities
Proceeds from long-term borrowings	1,100	669
Payments on long-term borrowings	(1,105)	(198)
Net change in short-term borrowings	2	—
Issuance of common stock	—	15
Repurchases of common stock	(22)	(118)
Debt financing fees	(14)	(17)
Net cash provided by (used in) financing activities exclusive of vehicle programs	(39)	351

Vehicle programs:
Proceeds from borrowings	8,200	9,042
Payments on borrowings	(4,718)	(9,610)
Debt financing fees	(13)	(7)
	3,469	(575)
Net cash provided by (used in) financing activities	3,430	(224)

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(4)	(4)

Net increase in cash and cash equivalents, program and restricted cash	646	439
Cash and cash equivalents, program and restricted cash, beginning of period	765	900
Cash and cash equivalents, program and restricted cash, end of period	$1,411	$1,339
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2021	137.1	$1	$6,642	$(1,640)	$(163)	(67.2)	$(5,156)	$(316)
Comprehensive income:
Net income	—	—	—	398	—	—	—
Other comprehensive income				—	2	—	—
Total comprehensive income								400

Net activity related to restricted stock units	—	—	4	—	—	0.1	4	8
Balance at June 30, 2021	137.1	$1	$6,646	$(1,242)	$(161)	(67.1)	$(5,152)	$92

Balance at March 31, 2020	137.1	$1	$6,677	$(944)	$(256)	(67.5)	$(5,186)	$292

Comprehensive loss:
Net loss	—	—	—	(481)	—	—	—
Other comprehensive income	—	—	—	—	33	—	—
Total comprehensive loss								(448)

Non-controlling interest	—	—	(2)	—	—	—	—	(2)
Net activity related to restricted stock units	—	—	(5)	—	—	0.1	10	5
Balance at June 30, 2020	137.1	$1	$6,670	$(1,425)	$(223)	(67.4)	$(5,176)	$(153)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	137.1	$1	$6,668	$(1,470)	$(187)	(67.3)	$(5,167)	$(155)
Comprehensive income:
Net income	—	—	—	228	—	—	—
Other comprehensive income	—	—	—	—	26	—	—
Total comprehensive income								254

Net activity related to restricted stock units	—	—	(22)	—	—	0.3	25	3
Repurchases of common stock	—	—	—	—	—	(0.1)	(10)	(10)
Balance at June 30, 2021	137.1	$1	$6,646	$(1,242)	$(161)	(67.1)	$(5,152)	$92

Balance at December 31, 2019	137.1	$1	$6,741	$(785)	$(157)	(63.2)	$(5,144)	$656
	—	—	—	—	—	—	—
Cumulative effect of accounting change	—	—	—	(1)	—	—	—	(1)
Comprehensive loss:
Net loss	—	—	—	(639)	—	—	—
Other comprehensive loss	—	—	—	—	(66)	—	—
Total comprehensive loss								(705)

Non-controlling interest	—	—	(2)	—	—	—	—	(2)
Net activity related to restricted stock units	—	—	(84)	—	—	0.4	81	(3)
Issuance of common stock	—	—	15	—	—	0.4	—	15
Repurchases of common stock	—	—	—	—	—	(5.0)	(113)	(113)
Balance at June 30, 2020	137.1	$1	$6,670	$(1,425)	$(223)	(67.4)	$(5,176)	$(153)

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

Liquidity and Management’s Plans

The COVID-19 pandemic, which rapidly spread across the globe in 2020, resulted in an economic slowdown and significant disruptions in travel that had a negative impact on our business, specifically a significant decline in vehicle rental volumes. During the first half of 2021, global travel restrictions were eased, leading to an increase in travel demand and an improvement in general economic conditions. The Company believes the full extent of the ongoing impact of this virus on its long-term operational performance and liquidity will depend on future developments, including those outside of its control, such as the spread of new variants of the virus which may be resistant to currently approved vaccines and the implementation of new or continued travel restrictions.

In April 2020, the Company entered into an amendment (the “Amendment”) to its senior credit facilities, consisting of an approximately $1.2 billion term loan maturing in 2027 and a $1.8 billion revolving credit facility maturing in 2023, which remained in place after the Amendment. The Amendment provided for relief from a quarterly-tested leverage covenant contained in the credit agreement governing the senior credit facilities until June 30, 2021, during which time additional restrictions and requirements were also imposed. The Company subsequently further amended the credit agreement in February 2021 to permit refinancing of certain existing indebtedness and in July 2021 to remove the restrictions imposed in April 2020, increase the revolving credit facility to $1.95 billion and extend the maturity of the facility to 2026. As a result, the Company has no meaningful corporate debt maturities until 2024.

The Company cannot assure its assumptions used to estimate its liquidity requirements will be correct because it has never previously experienced such volatility in demand, and as a consequence, its ability to be predictive is uncertain. The Company plans to finance routine Asset Backed Securities (“ABS”) maturities with program cash on hand, available revolving debt capacity, new term note issuances and fleet sales. As a result, based on current operational assumptions, the Company believes it has adequate liquidity beyond the next twelve months.

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

	As of June 30,
	2021	2020
Cash and cash equivalents	$1,324	$1,258
Program cash	84	79
Restricted cash (a)	3	2
Total cash and cash equivalents, program and restricted cash	$1,411	$1,339
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

Currency Transactions. The Company records the gain or loss on foreign-currency transactions on certain intercompany loans and the gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three months ended June 30, 2021 and 2020, the Company recorded an immaterial amount in each period, related to such items. During the six months ended June 30, 2021 and 2020, the Company recorded an immaterial amount and a loss of $6 million, respectively, related to such items.

Divestitures. In May 2021, the Company completed the sale of its operation in Argentina to Urbiz S.A. for $4 million. As part of the sale, Urbiz S.A. agreed to pay the purchase price, plus interest, over two years for the right to operate the Avis and Budget brands. During the six months ended June 30, 2021, the Company recorded a loss of $14 million, net of the impact of foreign currency adjustments, within restructuring and other related charges. In addition, the Company paid severance to terminated employees of $1 million.

Investments. As of June 30, 2021 and December 31, 2020, the Company had equity method investments with a carrying value of $66 million and $63 million, respectively, which are recorded within other non-current assets. Earnings from the Company’s equity method investments are reported within operating expenses. For the three and six months ended June 30, 2021, the Company recorded $2 million, respectively, and for the three and six months ended June 30, 2020, the Company recorded $1 million, respectively, related to its equity method investments.

Nonmarketable Equity Securities. As of June 30, 2021 and December 31, 2020, the Company had nonmarketable equity securities with a carrying value of $8 million, respectively, which are recorded within other non-current assets. No adjustments were made to the carrying amounts during the three and six months ended June 30, 2021 and 2020.

Revenues. Revenues are recognized under “Leases (Topic 842),” with the exception of royalty fee revenue derived from the Company’s licensees and revenue related to the Company’s customer loyalty program, which were approximately $19 million and $22 million during the three months ended June 30, 2021 and 2020, respectively and $59 million and $54 million during the six months ended June 30, 2021 and 2020, respectively.

The following table presents the Company’s revenues disaggregated by geography.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Americas	$1,974	$565	$3,054	$1,822
Europe, Middle East and Africa	281	159	484	516
Asia and Australasia	116	36	205	175
Total revenues	$2,371	$760	$3,743	$2,513

The following table presents the Company’s revenues disaggregated by brand.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Avis	$1,204	$402	$1,921	$1,387
Budget	985	267	1,509	886
Other	182	91	313	240
Total revenues	$2,371	$760	$3,743	$2,513
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

2.    Leases
Lessor

The following table presents the Company’s lease revenues disaggregated by geography.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Americas	$1,972	$552	$3,026	$1,796
Europe, Middle East and Africa	268	151	460	493
Asia and Australasia	112	35	198	170
Total lease revenues	$2,352	$738	$3,684	$2,459

The following table presents the Company’s lease revenues disaggregated by brand.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Avis	$1,201	$389	$1,891	$1,357
Budget	975	261	1,491	869
Other	176	88	302	233
Total lease revenues	$2,352	$738	$3,684	$2,459
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

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Property leases (a)
Operating lease expense	$134	$128	$273	$313
Variable lease expense	112	20	166	56
Total property lease expense	$246	$148	$439	$369
__________
(a)    Primarily within operating expense and includes $(3) million and $30 million for the three months ended June 30, 2021 and 2020, respectively, and $16 million and $30 million for the six months ended June 30, 2021 and 2020, respectively, of minimum annual guaranteed rent in excess of concession fees, net, as defined in our rental concession agreements.

Supplemental balance sheet information related to leases is as follows:

	As of June 30, 2021	As of December 31, 2020
Property leases
Operating lease ROU assets	$2,407	$2,560

Short-term operating lease liabilities (a)	$495	$514
Long-term operating lease liabilities	1,947	2,078
Operating lease liabilities	$2,442	$2,592

Weighted average remaining lease term	8.3 years	8.4 years
Weighted average discount rate	3.84%	3.86%
_________
(a)    Included in Accounts payable and other current liabilities.

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2021	2020
Cash payments for lease liabilities within operating activities:
Property operating leases	$407	$327
Non-cash activities - increase (decrease) in ROU assets in exchange for lease liabilities:
Property operating leases	269	455

3.     Restructuring and Other Related Charges

Restructuring

During first quarter 2021, the Company initiated a global restructuring plan to focus on cost discipline by reviewing headcounts, facilities and contractor agreements. The Company is transforming its business as it prepares to exit the COVID-19 crisis by controlling fixed costs and matching variable costs to demand (“T21”). During the six months ended June 30, 2021, as part of this process, the Company formally communicated the termination of employment to approximately 140 employees, and as of June 30, 2021, the Company terminated approximately 120 of these employees. The Company expects further restructuring expense of approximately $40 million related to this initiative to be incurred in 2021.

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

The following tables summarize the changes to our restructuring-related liabilities and identifies the amounts recorded within the Company’s reporting segments for restructuring charges and corresponding payments and utilizations:

		Americas	International	Total
Balance as of January 1, 2021		$3	$6	$9
Restructuring expense:
T21		2	10	12
T19		(2)	—	(2)
Restructuring payment/utilization:
T21		(2)	(8)	(10)
2020 Optimization Plan		(1)	(3)	(4)
T19		2	—	2
Balance as of June 30, 2021		$2	$5	$7

	Personnel	Facility Related	Other (a)	Total
Balance as of January 1, 2021	$4	$2	$3	$9
Restructuring expense:
T21	10	2	—	12
T19	—	—	(2)	(2)
Restructuring payment/utilization:
T21	(7)	(2)	(1)	(10)
2020 Optimization Plan	(4)	—	—	(4)
T19	—	—	2	2
Balance as of June 30, 2021	$3	$2	$2	$7
__________
(a)Includes expenses primarily related to the disposition of vehicles.

Other Related Charges

Limited Voluntary Opportunity Plan (“LVOP”)
During second quarter 2021, the Company’s operations in International offered a voluntary termination program to certain employees in field operations, shared services and general and administrative functions for a limited time. These employees, if qualified, elected resignation from employment in return for enhanced severance benefits to be settled in cash. During the six months ended June 30, 2021, the Company recorded other related charges of approximately $17 million in connection with the LVOP. As of June 30, 2021, approximately 120 employees elected to participate in the plan and the employment of all participants had been terminated.

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

4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) for basic and diluted EPS	$398	$(481)	228	$(639)

Basic weighted average shares outstanding	69.9	69.6	69.9	71.3
Non-vested stock (a)	0.7	—	0.7	—
Diluted weighted average shares outstanding	70.6	69.6	70.6	71.3

Earnings (loss) per share:
Basic	$5.69	$(6.91)	$3.26	$(8.96)
Diluted	$5.63	$(6.91)	$3.23	$(8.96)
(a)For the three and six months ended June 30, 2020, 1.3 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

5.    Other Current Assets

Other current assets consisted of:

	As of June 30, 2021	As of December 31, 2020
Sales and use tax	$263	$147
Prepaid expenses	248	161
Other	104	148
Other current assets	$615	$456

6.    Intangible Assets

Intangible assets consisted of:

	As of June 30, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$276	$170	$106	$280	$151	$129
Customer relationships	264	202	62	268	196	72
Other	53	35	18	54	33	21
Total	$593	$407	$186	$602	$380	$222

Unamortized Intangible Assets
Goodwill	$1,127			$1,137
Trademarks	$553			$552

For the three months ended June 30, 2021 and 2020, amortization expense related to amortizable intangible assets was approximately $14 million and $16 million, respectively. For the six months ended June 30, 2021 and 2020, amortization expense related to amortizable intangible assets was approximately $32 million and $29 million, respectively. Based on the Company’s amortizable intangible assets at June 30, 2021, the Company expects amortization expense of approximately $26 million for the remainder of 2021, $34 million for 2022, $26 million for 2023, $23 million for 2024, $17 million for 2025 and $16 million for 2026, excluding effects of currency exchange rates.

7.    Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	June 30,	December 31,
	2021	2020
Rental vehicles	$13,164	$9,210
Less: Accumulated depreciation	(1,528)	(1,337)
	11,636	7,873
Vehicles held for sale	92	280
Vehicles, net	$11,728	$8,153

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation expense	$336	$334	$595	$748
Lease charges	42	42	86	98
(Gain) loss on sale of vehicles, net	(40)	(2)	(89)	(13)
Vehicle depreciation and lease charges, net	$338	$374	$592	$833

At June 30, 2021 and 2020, the Company had payables related to vehicle purchases included in liabilities under vehicle programs - other of $485 million and $150 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $104 million and $419 million, respectively.

8.    Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2021 and 2020 were provision (benefit) of 3.4% and (26.9)%, respectively. Such rates differed from the Federal Statutory rate of 21.0% primarily due to foreign taxes on our International operations and state taxes.

9.    Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	June 30,	December 31,
	2021	2020
Short-term operating lease liabilities	$495	$514
Accounts payable	446	394
Deferred lease revenues – current	335	70
Accrued sales and use taxes	260	215
Accrued advertising and marketing	182	122
Accrued payroll and related	175	117
Public liability and property damage insurance liabilities – current	167	162
Other	386	440
Accounts payable and other current liabilities	$2,446	$2,034

10.    Long-term Corporate Debt and Borrowing Arrangements

Long-term corporate debt and borrowing arrangements consisted of:

		As of	As of
	Maturity Date	June 30,	December 31,
		2021	2020
6.375% Senior Notes	April 2024	$—	$350
4.125% euro-denominated Senior Notes	November 2024	356	366
5.250% Senior Notes	March 2025	235	375
4.500% euro-denominated Senior Notes	May 2025	296	305
10.500% Senior Secured Notes	May 2025	—	487
4.750% euro-denominated Senior Notes	January 2026	415	428
5.750% Senior Notes	July 2027	726	724
4.750% Senior Notes	April 2028	500	—
5.375% Senior Notes	March 2029	600	—
Floating Rate Term Loan (a)	August 2027	1,193	1,199
Other (b)		23	24
Deferred financing fees		(46)	(48)
Total		4,298	4,210
Less: Short-term debt and current portion of long-term debt		21	19
Long-term debt		$4,277	$4,191
__________
(a)The floating rate term loan is part of the Company’s senior revolving credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of June 30, 2021, the floating rate term loan due 2027 bears interest at one-month LIBOR plus 225 basis points, for an aggregate rate of 2.36%. The Company has entered into a swap to hedge $700 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 4.58%.
(b)Primarily includes finance leases which are secured by liens on the related assets.

In March 2021, the Company issued $600 million of 5.375% Senior Notes due March 2029, at par, with interest paid semiannually. Net proceeds, together with cash on hand, were used to redeem all of the outstanding 10.5% Senior Secured Notes due 2025 for $599 million plus accrued interest.

In March 2021, the Company issued $500 million of 4.75% Senior Notes due April 2028, at par, with interest paid semiannually. Net proceeds, together with cash on hand, were used to redeem all of the outstanding 6.375% Senior Notes due 2024 for $356 million plus accrued interest and a portion of its outstanding 5.25% Senior Notes due 2025 for $142 million plus accrued interest.

The 5.375% and 4.75% notes are guaranteed on a senior unsecured basis by the Company and certain of the Company’s subsidiaries.

Committed Credit Facilities and Available Funding Arrangements
At June 30, 2021, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2023 (a)	$1,800	$—	$1,270	$530
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

Debt Covenants

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility also contains a maximum leverage ratio requirement (See

Note 1 – Basis of Presentation). As of June 30, 2021, the Company was in compliance with the financial covenants governing its indebtedness.

11.    Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	June 30,	December 31,
	2021	2020
Americas - Debt due to Avis Budget Rental Car Funding	$8,216	$5,116
Americas - Debt borrowings	622	509
International - Debt borrowings	1,443	1,115
International - Finance leases	175	162
Other	1	—
Deferred financing fees (a)	(49)	(45)
Total	$10,408	$6,857
__________
(a)Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of June 30, 2021 and December 31, 2020 were $43 million and $36 million, respectively.

In May 2021, the Company’s Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued $800 million of asset-backed notes with an expected final payment date of August 2026, with a weighted average interest rate of 1.73%.

In June 2021, the Company’s Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued $96 million, $105 million and $103 million of asset-backed notes with expected final payment dates of March 2024, September 2024 and August 2025, respectively, with a weighted average interest rate of 3.14%.

Debt Maturities

The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at June 30, 2021:

Debt under Vehicle Programs (a)
Within 1 year (b)	$2,026
Between 1 and 2 years (c)	3,311
Between 2 and 3 years (d)	1,564
Between 3 and 4 years	1,675
Between 4 and 5 years	1,531
Thereafter	350
Total	$10,457
__________
(a)    Vehicle-backed debt primarily represents asset-backed securities.
(b)    Includes $0.6 billion of bank and bank-sponsored facilities.
(c)    Includes $2.1 billion of bank and bank-sponsored facilities.
(d)    Includes $0.1 billion of bank and bank-sponsored facilities.

Committed Credit Facilities and Available Funding Arrangements

As of June 30, 2021, available funding under the Company’s vehicle programs, including related party debt due to Avis Budget Rental Car Funding, consisted of:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding	$10,346	$8,216	$2,130
Americas - Debt borrowings	746	622	124
International - Debt borrowings	2,607	1,443	1,164
International - Finance leases	196	175	21
Other	1	1	—
Total	$13,896	$10,457	$3,439
(a)    Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)    The outstanding debt is collateralized by vehicles and related assets of $9.2 billion for Americas - Debt due to Avis Budget Rental Car Funding; $0.8 billion for Americas - Debt borrowings; $1.7 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants

The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of June 30, 2021, the Company is not aware of any instances of non-compliance with any of the financial covenants contained in the debt agreements under its vehicle-backed funding programs.

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

In February 2017, following state court trials in Georgia, the Company was found liable for damages in two cases brought by plaintiffs who were injured in a vehicle accident allegedly caused by an employee of an independent contractor of the Company who was acting outside of the scope of employment. In fourth quarter 2019, the Company appealed both verdicts resulting in a reversal of the judgments rendered. The Georgia Supreme Court granted the plaintiffs’ application to review the appellate court’s reversal of the judgements entered at the trial court. The Georgia Supreme Court heard oral arguments in December 2020 and on May 3, 2021 issued a decision affirming the appellate court’s judgments. Following the issuance of this decision, plaintiffs filed motions for reconsideration, which were denied in June 2021. The Company reversed a previously recognized liability related to these cases, net of recoverable insurance proceeds, of approximately $12 million within operating expenses.

The Company is currently involved, and in the future may be involved, in claims and/or legal proceedings, including class actions, and governmental inquiries that are incidental to its vehicle rental and car sharing operations, including, among others, contract and licensee disputes, competition matters, employment and wage-and-hour claims, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. The Company estimates that the potential exposure resulting from adverse outcomes of current legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $35 million in excess of amounts accrued as of

June 30, 2021. The Company does not believe that the impact should result in a material liability to the Company in relation to its consolidated financial condition or results of operations.

Commitments to Purchase Vehicles
The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $5.7 billion of vehicles from manufacturers over the next 12 months, a $3.0 billion decrease compared to December 31, 2020, financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations
Concentrations of credit risk at June 30, 2021 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $25 million and $15 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

13.    Stockholders’ Equity

Share Repurchases
The Company’s Board of Directors has authorized the repurchase of up to $2.1 billion of its common stock under a plan originally approved in 2013 and subsequently expanded most recently in June 2021 (the “Stock Repurchase Program”). During the six months ended June 30, 2021, the Company repurchased approximately 0.1 million shares of common stock at a cost of approximately $10 million under the program. As of June 30, 2021, approximately $391 million of authorization remains available to repurchase common stock under the program.

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

The components of other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$398	$(481)	$228	$(639)
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $3, $4, $(9) and $0, respectively)	15	39	1	(44)
Net unrealized gain (loss) on cash flow hedges (net of tax of $(10), $3, $(7) and $9, respectively)	(14)	(8)	21	(26)
Minimum pension liability adjustment (net of tax of $0, $0, $0 and $0, respectively)	1	2	4	4
	2	33	26	(66)
Comprehensive income (loss)	$400	$(448)	$254	$(705)
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments (a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Minimum Pension Liability Adjustment(c)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2021	$40	$(51)	$(176)	$(187)
Other comprehensive income (loss) before reclassifications	(10)	14	1	5
Amounts reclassified from accumulated other comprehensive income (loss)	11	7	3	21
Net current-period other comprehensive income (loss)	1	21	4	26
Balance, June 30, 2021	$41	$(30)	$(172)	$(161)

Balance, January 1, 2020	$9	$(20)	$(146)	$(157)
Other comprehensive income (loss) before reclassifications	(44)	(28)	1	(71)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	3	5
Net current-period other comprehensive income (loss)	(44)	(26)	4	(66)
Balance, June 30, 2020	$(35)	$(46)	$(142)	$(223)
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include $37 million gain, net of tax, as of June 30, 2021 related to the Company’s hedge of its investment in euro-denominated foreign operations (see Note 15–Financial Instruments).
(a)For the six months ended June 30, 2021, the amount was reclassified from accumulated other comprehensive income (loss) into restructuring and other related charges.
(b)For the three and six months ended June 30, 2021, the amount reclassified from accumulated other comprehensive income (loss) into corporate interest expense was $4 million ($3 million, net of tax) and $8 million ($6 million, net of tax), respectively. For the three and six months ended June 30, 2021, the amount reclassified from accumulated other comprehensive income (loss) into vehicle interest expense was $1 million ($1 million net of tax) and $2 million ($1 million, net of tax), respectively. For the three and six months ended June 30, 2020, the amount reclassified from accumulated other comprehensive income (loss) into corporate interest expense and vehicle interest expense was $2 million ($1 million net of tax) and $1 million ($1 million, net of tax), respectively, in each period.
(c)For the three and six months ended June 30, 2021, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $2 million ($1 million, net of tax) and $5 million ($3 million, net of tax), respectively. For the three and six months ended June 30, 2020, the amount reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses was $2 million ($2 million net of tax) and $4 million ($3 million, net of tax), respectively.

14.    Stock-Based Compensation

The Company recorded stock-based compensation expense of $10 million and $4 million ($7 million and $2 million, net of tax) during the three months ended June 30, 2021 and 2020, respectively, and $14 million and $2 million ($10 million and $1 million, net of tax) during the six months ended June 30, 2021 and 2020, respectively.

In June 2020, the Company granted market-based restricted stock units (“RSUs”) that vest based on absolute stock price attainment. The grant date fair value of this award is estimated using a Monte Carlo simulation model.

The weighted average assumptions used in the model are as follows:

Expected volatility of stock price	91%
Risk-free interest rate	0.18%
Valuation period	3 years
Dividend yield	—%

The activity related to RSUs consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2021	1,070	$27.47
Granted (a)	240	63.12
Vested (b)	(459)	28.78
Forfeited	(35)	32.97
Outstanding and expected to vest at June 30, 2021 (c)	816	$36.98	1.2	$64
Performance-based and market-based RSUs
Outstanding at January 1, 2021	988	$32.41
Granted (a)	236	62.27
Vested (b)	—	—
Forfeited	(316)	46.59
Outstanding at June 30, 2021	908	$35.23	1.8	$71
Outstanding and expected to vest at June 30, 2021 (c)	563	$40.63	1.8	$44
(a)Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs and performance-based and market-based RSUs granted during the six months ended June 30, 2020 was $21.67 and $21.06, respectively.
(b)The total fair value of RSUs vested during June 30, 2021 and 2020 was $13 million and $18 million, respectively.
(c)Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $40 million and will be recognized over a weighted average vesting period of 1.4 years.

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
Interest Rate Risk. The Company uses various hedging strategies including interest rate swaps and interest rate caps to create what it deems an appropriate mix of fixed and floating rate assets and liabilities. The Company uses interest rate swaps and interest rate caps to manage the risk related to its floating rate corporate debt and its floating rate vehicle-backed debt. The Company records the changes in the fair value of its cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. The Company records the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, currently in earnings and are presented in the same line of the income statement expected for the hedged item. The Company estimates that approximately $21 million of losses currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.
Commodity Risk. The Company periodically enters into derivative commodity contracts to manage its exposure to changes in the price of gasoline. These instruments were designated as freestanding derivatives and the changes in fair value are recorded in earnings and are presented in the same line of the income statement expected for the hedged item.

The Company held derivative instruments with absolute notional values as follows:

As of June 30, 2021
Foreign exchange contracts	$1,736
Interest rate caps (a)	8,773
Interest rate swaps	1,950
(a)Represents $5.9 billion of interest rate caps sold, partially offset by approximately $2.9 billion of interest rate caps purchased. These amounts exclude $3.0 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary as it is not consolidated by the Company.

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of June 30, 2021		As of December 31, 2020
	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	$—	$41	$—	$69

Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	8	6	3	11
Interest rate caps (c)	1	3	—	—
Total	$9	$50	$3	$80
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
(b)Included in other current assets or other current liabilities.
(c)Included in assets under vehicle programs or liabilities under vehicle programs.

The effects of derivatives recognized in the Company’s Consolidated Condensed Financial Statements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$(14)	$(8)	$21	$(26)
Euro-denominated notes (c)	(10)	(13)	23	(2)
Derivatives not designated as hedging instruments (d)
Foreign exchange contracts (e)	3	(8)	(5)	26
Interest rate caps (f)	(1)	(1)	(2)	(1)
Commodity contracts (g)	—	2	—	(7)
Total	$(22)	$(28)	$37	$(10)
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
(e)For the three months ended June 30, 2021, included a $2 million gain in interest expense and a $1 million gain in operating expense and for the six months ended June 30, 2021, included a $5 million loss in interest expense. For the three months ended June 30, 2020, included an $8 million loss in operating expense and for the six months ended June 30, 2020, included a $28 million gain in interest expense and a $2 million loss in operating expense.
(f)Included primarily in vehicle interest, net.
(g)Included in operating expense.
Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments were as follows:

	As of June 30, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$21	$21	$19	$18
Long-term debt	4,277	4,440	4,191	4,337

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$8,173	$8,450	$5,080	$5,317
Vehicle-backed debt	2,231	2,247	1,775	1,796
Interest rate swaps and interest rate caps (a)	4	4	2	2
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

Management evaluates the operating results of each of its reportable segments based upon revenues and “Adjusted EBITDA,” which the Company defines as income (loss) from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net, charges for unprecedented personal-injury and other legal matters, net, non-operational charges related to shareholder activist activity, which include third party advisory, legal and other professional service fees, gain on sale of equity method investment in China, COVID-19 charges and income taxes. COVID-19 charges include unusual, direct and incremental costs due to the COVID-19 pandemic such as minimum annual guaranteed rent in excess of concession fees for the period, overflow parking for idle vehicles and related shuttling costs, incremental cleaning supplies to sanitize vehicles and facilities, and losses associated with vehicles damaged in overflow parking lots, net of insurance proceeds. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

		Three Months Ended June 30,
		2021		2020
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$1,974	$634	$565	$(233)
	International	397	8	195	(140)
	Corporate and Other (a)	—	(18)	—	(9)
Total Company		$2,371	$624	$760	$(382)

Reconciliation of Adjusted EBITDA to income (loss) before income taxes:
			2021		2020
	Adjusted EBITDA		$624		$(382)
Less:	Non-vehicle related depreciation and amortization (b)		67		71
	Interest expense related to corporate debt, net:
	Interest expense		59		51
	Early extinguishment of debt		—		3
	Restructuring and other related charges		22		28
	Transaction-related costs, net		1		1
	COVID-19 charges (c)		—		73
	Unprecedented personal-injury and other legal matters, net (d)		(11)		—
	Income (loss) before income taxes		$486		$(609)
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)For the three months ended June 30, 2021 consists of $3 million within operating expenses and $2 million within selling, general and administrative expenses related to cloud computing costs.
(c)The following table presents the unusual, direct and incremental costs due to the COVID-19 pandemic.

	2021	2020
Minimum annual guaranteed rent in excess of concession fees, net	$(3)	$30
Vehicles damaged in overflow parking lots, net of insurance proceeds	2	28
Incremental cleaning supplies to sanitize vehicles and facilities, and over flow parking for idle vehicles	—	15
Other charges	1	—
Operating expenses	$—	$72
Selling, general and administrative expenses	$—	$1
(d)Reported within operating expenses.

		Six Months Ended June 30,
		2021		2020
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$3,054	$742	$1,822	$(263)
	International	689	(42)	691	(180)
	Corporate and Other (a)	—	(29)	—	(26)
Total Company		$3,743	$671	$2,513	$(469)

Reconciliation of Adjusted EBITDA to income (loss) before income taxes:
			2021		2020
	Adjusted EBITDA		$671		$(469)
Less:	Non-vehicle related depreciation and amortization (b)		135		140
	Interest expense related to corporate debt, net:
	Interest expense		120		99
	Early extinguishment of debt		129		7
	Restructuring and other related charges		42		72
	COVID-19 charges (c)		18		80
	Transaction-related costs, net		2		3
	Non-operational charges related to shareholder activist activity (d)		—		4
	Unprecedented personal-injury and other legal matters, net (e)		(11)		—
	Income (loss) before income taxes		$236		$(874)
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)For the three and six months ended June 30, 2021 consists of $3 million within operating expenses and $2 million within selling, general and administrative expenses related to cloud computing costs.
(c)The following table presents the unusual, direct and incremental costs due to the COVID-19 pandemic.

	2021	2020
Minimum annual guaranteed rent in excess of concession fees, net	$16	$30
Vehicles damaged in overflow parking lots, net of insurance proceeds	(4)	33
Incremental cleaning supplies to sanitize vehicles and facilities, and over flow parking for idle vehicles	—	17
Other charges	6	—
Operating expenses	$17	$79
Selling, general and administrative expenses	$1	$1
(d)Reported within selling, general and administrative expenses.
(e)Reported within operating expenses.

Since December 31, 2020, there have been no significant changes in segment assets exclusive of assets under vehicle programs. As of June 30, 2021 and December 31, 2020, Americas’ segment assets under vehicle programs were approximately $10.3 billion and $7.2 billion, respectively, and International segment assets under vehicle programs were approximately $2.5 billion and $2.0 billion, respectively. The changes in assets under vehicle programs is primarily due to the increase in the size of our vehicle rental fleet to meet increases in rental demand.

17.    Subsequent Events

From July 12, 2021 through August 3, 2021, the Company repurchased approximately 4.1 million shares of common stock at a cost of approximately $318 million under the Stock Repurchase Program.

In August 2021, the Company’s Board of Directors approved a $1 billion increase in repurchase authorization to the Company’s Stock Repurchase Program.

In August 2021, the Company’s 5.250% Senior Notes due March 2025 with an aggregate outstanding balance of $235 million were called for early redemption.

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

Business and Trends
The positive momentum from the fourth quarter of 2020 carried into the first half of 2021. For the three and six month periods ended June 30, 2021, the Company generated revenues of $2.4 billion and $3.7 billion, respectively, net income of $398 million and $228 million, respectively, and Adjusted EBITDA of $624 million and $671 million, respectively. These results were primarily driven by increased demand for rental vehicles, improved pricing across the industry, disciplined cost removal achieved in 2020 and continued fleet management. Our utilization rate for the second quarter ended June 30, 2021 was 71.3%, a 50 basis point improvement compared to second quarter 2019 and a 36.2% improvement over the second quarter of 2020, showing our continued ability to align our fleet with demand. In addition, per-unit fleet costs per month was $221, a 17% improvement compared to second quarter 2019 and a 2% improvement, excluding exchange rate effects, compared to the second quarter of 2020. Revenue per day was $71.74, a 35% improvement over the second quarter of 2019 and a 70% improvement over the second quarter of 2020.
The global economy and our business were significantly impacted by the COVID-19 pandemic in 2020. However, due to the continued distribution of effective vaccines, along with other protective measures, over the past six months travel advisories and restrictions have eased. There are a number of encouraging developments, such as a significant increase in global travel demand, which generated an increase in demand for rental vehicles and improved pricing across the industry, suggesting a steady return to historic travel trends. We have positioned ourselves to capitalize on the continued surge in travel demand. As our revenues begin to reach pre-pandemic levels, we continue to take actions to put us on a path of profitability to exceed such levels. We continue to look for ways to capitalize on the changes prompted by the pandemic and to expand our business in a post-COVID-19 environment. However, the full extent of the ongoing impact of this virus on our long-term operational and financial performance will depend on future developments, including those outside of our control, such as the spread of new variants of the virus and the implementation of new or continued travel restrictions and the overall economic environment. Significant events affecting travel have historically had an impact on vehicle rental volumes, with the full extent of the impact generally determined by the length of time the event influences travel decisions. As a consequence, we cannot estimate the impact on our business, financial condition or forecast financial or operational results with reasonable certainty.
The global semiconductor shortage is causing uncertainty in fleet supply and resulting in tighter fleets throughout the industry. We have historically navigated through significant vehicle recalls, and believe we have the logistics in place to effectively manage our fleet during this disruption in supply. We continue to purchase new vehicles and believe we can increase our fleet utilization efficiency to capture increased demand.

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

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenues and “Adjusted EBITDA,” which we define as income (loss) from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net, charges for unprecedented personal-injury and other legal matters, net, non-operational charges related to shareholder activist activity, which include third party advisory, legal and other professional service fees, gain on sale of equity method investment in China, COVID-19 charges and income taxes. COVID-19 charges include unusual, direct and incremental costs due to the COVID-19 pandemic such as minimum annual guaranteed rent in excess of concession fees for the period, overflow parking for idle vehicles and related shuttling costs, incremental cleaning supplies to sanitize vehicles and facilities, and losses associated with vehicles damaged in overflow parking lots, net of insurance proceeds. We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our operating businesses and in comparing our results from period to period. We also believe that Adjusted EBITDA is useful to investors because it allows them to assess our results of operations and financial condition on the same basis that management uses internally. Adjusted EBITDA is a non-GAAP measure and should not be considered in isolation or as a substitute for net income or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

During the six months ended June 30, 2021

•Our revenues totaled $3.7 billion, an increase of 49% compared to the similar period in 2020, primarily due to a significant increase in pricing and increased demand for rental vehicles. The significant increase in revenues was a direct result of the global effort to combat the incidence and spread of the COVID-19 virus, which led to a significant increase in global travel demand, suggesting a steady return to historic travel levels.
•Our net income was $228 million, representing an increase of $867 million year-over-year, primarily due to significantly higher revenues, as described above, in addition to disciplined cost management in 2021, building upon the cost removal achieved in 2020.
•Our Adjusted EBITDA was $671 million, representing a significant increase of $1.1 billion year-over-year, primarily due to significantly higher revenues and disciplined cost management.
•We repurchased $10 million of our common stock, reducing our shares outstanding by approximately 0.1 million shares.
•We issued $600 million and $500 million of 5.375% Senior Notes due March 2029 and 4.75% Senior Notes due April 2028, respectively, with proceeds used to redeem our 10.5% Senior Secured Notes due May 2025, our 6.375% Senior Notes due in April 2024 and a portion of our 5.25% Senior Notes due in March 2025.
•We issued $1.1 billion in asset-backed notes incurring interest at a blended weighted average rate of 2.1%.

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020

Our consolidated condensed results of operations comprised the following:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Revenues	$2,371	$760	$1,611	212%

Expenses
Operating	1,032	622	410	66%
Vehicle depreciation and lease charges, net	338	374	(36)	(10%)
Selling, general and administrative	294	132	162	123%
Vehicle interest, net	77	87	(10)	(11%)
Non-vehicle related depreciation and amortization	62	71	(9)	(13%)
Interest expense related to corporate debt, net:
Interest expense	59	51	8	16%
Early extinguishment of debt	—	3	(3)	n/m
Restructuring and other related charges	22	28	(6)	(21%)
Transaction-related costs, net	1	1	—	0%
Total expenses	1,885	1,369	516	38%

Income (loss) before income taxes	486	(609)	1,095	180%
Provision for (benefit from) income taxes	88	(128)	216	169%

Net income (loss)	$398	$(481)	$879	183%
___________
n/m - Not Meaningful

Revenues increased $1.6 billion during the three months ended June 30, 2021 compared to the similar period in 2020, primarily due to a 67% increase in revenue per day, excluding exchange rate effects, an 84% increase in volume as the mobility industry recovers from the pandemic and a $45 million benefit from currency exchange rate movements. Total expenses increased 38% during the three months ended June 30, 2021, compared to the similar period in 2020, primarily due to increased demand, partially offset by cost discipline as volume returned. Our effective tax rates were a provision for (benefit from) of 18% and (21)% for the three months ended June 30, 2021 and 2020, respectively. As a result of these items, our net income increased by $879 million compared to the similar period in 2020. For the three months ended June 30, 2021 and 2020, the Company reported earnings (loss) per diluted share of $5.63 and $(6.91), respectively.

Operating expenses decreased to 43.5% of revenue during the three months ended June 30, 2021 compared to 81.9% during the similar period in 2020, primarily due to the increased revenues and cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 14.3% of revenue during the three months ended June 30, 2021 compared to 49.3% during the similar period in 2020, primarily due to increased revenues. Selling, general and administrative costs decreased to 12.4% of revenue during the three months ended June 30, 2021 compared to 17.4% during the similar period in 2020, primarily due to increased revenues and cost discipline as volume returned. Vehicle interest costs decreased to 3.2% of revenue during the three months ended June 30, 2021 compared to 11.4% during the similar period in 2020, primarily due to increased revenues.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,
	2021		2020
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$1,974	$634	$565	$(233)
International	397	8	195	(140)
Corporate and Other (a)	—	(18)	—	(9)
Total Company	$2,371	$624	$760	$(382)

	Reconciliation to Adjusted EBITDA
			2021	2020
Net income (loss)			$398	$(481)
Provision for (benefit from) income taxes			88	(128)
Income (loss) before income taxes			486	(609)

Add:	Non-vehicle related depreciation and amortization (b)		67	71
Interest expense related to corporate debt, net:
Interest expense			59	51
Early extinguishment of debt			—	3
Restructuring and other related charges			22	28
Transaction-related costs, net			1	1
COVID-19 charges (c)			—	73
Unprecedented personal-injury and other legal matters, net (d)			(11)	—
Adjusted EBITDA			$624	$(382)
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)Includes cloud computing costs of $3 million within operating expenses and $2 million within selling, general and administrative expenses.
(c)The following table presents the unusual, direct and incremental costs due to the COVID-19 pandemic.

	2021	2020
Minimum annual guaranteed rent in excess of concession fees, net	$(3)	$30
Vehicles damaged in overflow parking lots, net of insurance proceeds	2	28
Incremental cleaning supplies to sanitize vehicles and facilities, and over flow parking for idle vehicles	—	15
Other charges	1	—
Operating expenses	$—	$72
Selling, general and administrative expenses	$—	$1
(d)Reported within operating expenses in our consolidated condensed results of operations.

Americas

	Three Months Ended June 30,
	2021	2020	% Change
Revenues	$1,974	$565	249%
Adjusted EBITDA	634	(233)	372%

Revenues increased $1.4 billion during the three months ended June 30, 2021 compared to the similar period in 2020, primarily due to a 68% increase in revenue per day and a significant increase in volume.
Operating expenses decreased to 40.9% of revenue during the three months ended June 30, 2021 compared to 78.0% during the similar period in 2020, primarily due to increased revenues and cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 13.1% of revenue during the three months ended June 30, 2021 compared to 47.7% during the similar period in 2020, primarily due to increased revenues, partially offset by a 1% increase in per-unit fleet costs, excluding exchange rate effects. Selling, general and administrative costs decreased to 10.0% of revenue during the three months ended June 30, 2021 compared to 14.2% during the similar period in 2020, primarily due to increased revenues and cost discipline as volume returned. Vehicle interest costs decreased to 3.2% of revenue during the three months ended June 30, 2021 compared to 12.9% during the similar period in 2020, primarily due to increased revenues.

Adjusted EBITDA was $867 million higher during the three months ended June 30, 2021 compared to the similar period in 2020, primarily due to increased revenues and cost discipline as volume returned.

International

	Three Months Ended June 30,
	2021	2020	% Change
Revenues	$397	$195	104%
Adjusted EBITDA	8	(140)	106%

Revenues increased $202 million during the three months ended June 30, 2021, compared to the similar period in 2020, primarily due to a 35% increase in revenue per day excluding exchange rate effects, a 35% increase in volume and a $41 million benefit from currency exchange rate movements.
Operating expenses decreased to 56.4% of revenue during the three months ended June 30, 2021 compared to 93.5% during the similar period in 2020, primarily due to increased revenues and cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 19.9% of revenue during the three months ended June 30, 2021 compared to 53.8% during the similar period in 2020, primarily due to increased revenues and a 15% decrease in per-unit fleet costs, excluding exchange rate effects, driven by the continued favorable trend in the used-vehicle market. Selling, general and administrative costs decreased to 19.2% of revenue during the three months ended June 30, 2021 compared to 21.5% during the similar period in 2020, primarily due to increased revenues and cost discipline as volume returned. Vehicle interest costs decreased to 3.3% of revenue during the three months ended June 30, 2021 compared to 6.9% during the similar period in 2020, primarily due to increased revenues.
Adjusted EBITDA was $148 million higher in second quarter 2021 compared to the similar period in 2020, primarily due to increased revenues, decreased per-unit fleet costs, cost discipline as volume returned and a $9 million benefit from currency exchange rate movements.
Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020

Our consolidated condensed results of operations comprised the following:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Revenues	$3,743	$2,513	$1,230	49%

Expenses
Operating	1,864	1,680	184	11%
Vehicle depreciation and lease charges, net	592	833	(241)	(29%)
Selling, general and administrative	476	383	93	24%
Vehicle interest, net	152	170	(18)	(11%)
Non-vehicle related depreciation and amortization	130	140	(10)	(7%)
Interest expense related to corporate debt, net:
Interest expense	120	99	21	21%
Early extinguishment of debt	129	7	122	n/m
Restructuring and other related charges	42	72	(30)	(42%)
Transaction-related costs, net	2	3	(1)	(33%)
Total expenses	3,507	3,387	120	4%

Income (loss) before income taxes	236	(874)	1,110	127%
Provision for (benefit from) income taxes	8	(235)	243	103%

Net income (loss)	$228	$(639)	$867	136%
____________
n/m - Not Meaningful

Revenues increased 49% during the six months ended June 30, 2021 compared to the similar period in 2020, primarily due to a 32% increase in revenue per day, excluding exchange rate effects, a 10% increase in volume and a $75 million benefit from currency exchange rate movements. Total expenses increased 4% during the six months ended June 30, 2021, compared to the similar period in 2020, primarily due to increased demand, partially offset by cost discipline as volume returned. Our effective tax rates were a provision for (benefit from) of 3.4% and (26.9)% for the six months ended June 30, 2021 and 2020, respectively. As a result of these items, our net income increased by $867 million compared to the similar period in 2020. For the six months ended June 30, 2021 and 2020, the Company reported earnings (loss) per diluted share of $3.23 and $(8.96), respectively.

Operating expenses decreased to 49.8% of revenue during the six months ended June 30, 2021 compared to 66.9% during the similar period in 2020, due to increased revenues and cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 15.8% of revenue during the six months ended June 30, 2021 compared to 33.2% during the similar period in 2020, primarily due to increased revenues and a 12% decrease in per-unit fleet costs per month, excluding exchange rate effects, driven by the continued favorable trend in the used-vehicle market. Selling, general and administrative costs decreased to 12.7% of revenue during the six months ended June 30, 2021 compared to 15.2% during the similar period in 2020, increased revenues and cost discipline as volume returned. Vehicle interest costs decreased to 4.1% of revenue during the six months ended June 30, 2021 compared to 6.7% during the similar period in 2020, primarily due to increased revenues.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income to Adjusted EBITDA:

	Six Months Ended June 30,
	2021		2020
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$3,054	$742	$1,822	$(263)
International	689	(42)	691	(180)
Corporate and Other (a)	—	(29)	—	(26)
Total Company	$3,743	$671	$2,513	$(469)

	Reconciliation to Adjusted EBITDA
			2021	2020
Net income (loss)			$228	$(639)
Provision for (benefit from) income taxes			8	(235)
Income (loss) before income taxes			236	(874)

Add:	Non-vehicle related depreciation and amortization (b)		135	140
Interest expense related to corporate debt, net:
Interest expense			120	99
Early extinguishment of debt			129	7
Restructuring and other related charges			42	72
COVID-19 charges (c)			18	80
Transaction-related costs, net			2	3
Non-operational charges related to shareholder activist activity (d)			—	4
Unprecedented personal-injury and other legal matters, net (e)			(11)	—
Adjusted EBITDA			$671	$(469)
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)Includes cloud computing costs of $3 million within operating expenses and $2 million within selling, general and administrative expenses.
(c)The following table presents the unusual, direct and incremental costs due to the COVID-19 pandemic.

	2021	2020
Minimum annual guaranteed rent in excess of concession fees, net	$16	$30
Vehicles damaged in overflow parking lots, net of insurance proceeds	(4)	33
Incremental cleaning supplies to sanitize vehicles and facilities, and over flow parking for idle vehicles	—	17
Other charges	6	—
Operating expenses	$17	$79
Selling, general and administrative expenses	$1	$1
(d)Reported within selling, general and administrative expenses in our consolidated condensed results of operations.

(e)Reported within operating expenses in our consolidated condensed results of operations.

Americas

	Six Months Ended June 30,
	2021	2020	% Change
Revenues	$3,054	$1,822	68%
Adjusted EBITDA	742	(263)	382%

Revenues increased 68% during the six months ended June 30, 2021 compared to the similar period in 2020, primarily due to a 38% increase in revenue per day and a 21% increase in volume.

Operating expenses decreased to 46.9% of revenue during the six months ended June 30, 2021 compared to 64.7% during the similar period in 2020, primarily due to increased revenues and cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 14.5% of revenue during the six months ended June 30, 2021 compared to 33.0% during the similar period in 2020, primarily due to increased revenues and an 11% decrease in per-unit fleet costs, driven by the continued favorable trend in the used-vehicle market. Selling, general and administrative costs decreased to 10.2% of revenue during the six months ended June 30, 2021 compared to 12.9% during the similar period in 2020, primarily due to increased revenues and cost discipline as volume returned. Vehicle interest costs decreased to 4.1% of revenue during the six months ended June 30, 2021 compared to 7.9% during the similar period in 2020, primarily due to increased revenues.

Adjusted EBITDA was $1.0 billion higher during the six months ended June 30, 2021 compared to the similar period in 2020, primarily due to increased revenues, decreased per-unit fleet costs and cost discipline as volume returned.

International

	Six Months Ended June 30,
	2021	2020	% Change
Revenues	$689	$691	0%
Adjusted EBITDA	(42)	(180)	77%

Revenues was relatively unchanged during the six months ended June 30, 2021, compared to the similar period in 2020, primarily due to a 2% increase in revenue per day, excluding exchange rate effects and a $69 million benefit from currency exchange rate movements, partially offset by a 12% decrease in volume as a result of the impacts of COVID-19 from first quarter 2021.

Operating expenses decreased to 62.7% of revenue during the six months ended June 30, 2021 compared to 72.3% during the similar period in 2020, primarily due to cost discipline as volume recovers. Vehicle depreciation and lease charges decreased to 21.6% of revenue during the six months ended June 30, 2021 compared to 33.6% during the similar period in 2020, primarily due to a 16% decrease in per-unit fleet costs, excluding exchange rate effects, driven by the continued favorable trend in the used-vehicle market. Selling, general and administrative costs increased to 19.1% of revenue during the six months ended June 30, 2021 compared to 17.5% during the similar period in 2020, primarily due to impacts directly related to COVID-19, partially offset by cost discipline as volume recovers. Vehicle interest costs were at 3.8% of revenue during the six months ended June 30, 2021 compared to 3.8% during the similar period in 2020.

Adjusted EBITDA increased 77% during the six months ended June 30, 2021 compared to the similar period in 2020, primarily due to a cost discipline as volume recovers and decreased per-unit fleet costs.

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

FINANCIAL CONDITION

	June 30, 2021	December 31, 2020	Change
Total assets exclusive of assets under vehicle programs	$9,217	$8,365	$852
Total liabilities exclusive of liabilities under vehicle programs	9,358	9,053	305
Assets under vehicle programs	12,796	9,173	3,623
Liabilities under vehicle programs	12,563	8,640	3,923
Stockholders’ equity	92	(155)	247

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

In March 2021, we issued $600 million of 5.375% Senior Notes due March 2029, at par. We used the proceeds, together with cash on hand, to redeem all of our outstanding 10.5% Senior Secured Notes due 2025. In March 2021, we issued $500 million of 4.75% Senior Unsecured Notes due April 2028. We used the proceeds, together with cash on hand, to redeem all of our outstanding 6.375% Senior Notes due in 2024 and $140 million in aggregate principal amount of our 5.25% Senior Notes due in 2025. In July, we amended our senior credit facilities to remove the restrictions imposed in April 2020, to increase the revolving credit facility to $1.95 billion and to extend the maturity of the facility to 2026. As a result, we have no meaningful corporate debt maturities until 2024.

In May 2021, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued $800 million of asset-backed note with an expected final payment date of August 2026, with a weighted average interest rate of 1.73%.

In June 2021, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued $96 million, $105 million and $103 million of asset-backed notes with expected final payment dates of March 2024, September 2024 and August 2025, respectively, with a weighted average interest rate of 3.14%.

The Company’s Board of Directors has authorized the repurchase of up to $2.1 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in June 2021. The Company’s stock repurchases may occur through open market purchases or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date. During the six months ended June 30, 2021, the Company repurchased approximately 0.1 million shares of common stock at a cost of approximately $10 million under the program. As of June 30, 2021, approximately $391 million of authorization remained available to repurchase common stock under the program.

CASH FLOWS

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2021	2020	Change
Cash provided by (used in):
Operating activities	$1,255	$350	$905
Investing activities	(4,035)	317	(4,352)
Financing activities	3,430	(224)	3,654
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(4)	(4)	—
Net increase in cash and cash equivalents, program and restricted cash	646	439	207
Cash and cash equivalents, program and restricted cash, beginning of period	765	900	(135)
Cash and cash equivalents, program and restricted cash, end of period	$1,411	$1,339	$72
The increase in cash provided by operating activities during the six months ended June 30, 2021 compared with the same period in 2020 is principally due to the increase in our net income.
The increase in cash used in investing activities during the six months ended June 30, 2021 compared with the same period in 2020 is primarily due to an increase in investment in vehicles and a reduction in the disposition of vehicles.
The increase in cash provided by financing activities during the six months ended June 30, 2021 compared with the same period in 2020 is primarily due to a decrease in net payments under vehicle programs.

DEBT AND FINANCING ARRANGEMENTS

At June 30, 2021, we had approximately $14.7 billion of indebtedness, including corporate indebtedness of approximately $4.3 billion and debt under vehicle programs of approximately $10.4 billion. For information regarding our debt and borrowing arrangements, see Notes 1, 10 and 11 to our Consolidated Condensed Financial Statements.

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
During 2020, our liquidity position was impacted by COVID-19 as a result of significant volume declines. However, during the first half of 2021, travel advisories and restrictions were eased, which led to a significant increase in global travel demand, resulting in increased demand for rental vehicles and improved pricing across the industry. However, the full extent of the ongoing impact of this virus on the Company’s long-term operational performance and liquidity will depend on future developments, including those outside of our control, such as the spread of new variants of the virus which may be resistant to currently approved vaccines and the implementation of new or continued travel restrictions.
Our liquidity could be negatively affected by any financial market disruptions or the absence of a recovery or worsening of the U.S. and worldwide economies, which may result in unfavorable conditions in the mobility industry, in the asset-backed financing market and in the credit markets generally. We believe these factors have affected and could further affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a worsening or prolonged downturn in the worldwide economy or a disruption in the credit markets could further impact our liquidity due to (i) decreased demand and pricing for vehicles in the used-vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers being unable or unwilling to honor their obligations to repurchase or guarantee the depreciation on the related program vehicles and (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market.

As of June 30, 2021, we had access to $1.3 billion of available cash and cash equivalents and available borrowings under our revolving credit facility of approximately $0.5 billion, providing us with access to an approximate $1.8 billion of total liquidity. See Note 1 to our Consolidated Condensed Financial Statements for detailed information on liquidity and management’s plans.

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the consolidated first lien leverage ratio requirement and other covenants associated with our senior credit facilities and other borrowings. As of June 30, 2021, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2020 Form 10-K as well as the “Risk Factors” section in this quarterly report.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2020 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $3.0 billion from December 31, 2020, to approximately $5.7 billion at June 30, 2021 due to seasonality. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 10 and 11 to our Consolidated Condensed Financial Statements.

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

During the six months ended June 30, 2021, we began to see a recovery from the impacts COVID-19 had on our business. However, we continued to observe impacts of COVID-19 in certain areas. We evaluated qualitative factors and determined that an interim impairment test was not required this quarter as we believe it is more likely than not that the fair value of our goodwill and other indefinite-lived intangible assets exceeds the carrying value.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used June 30, 2021 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended June 30, 2021. For additional information regarding our long-term borrowings and financial instruments, see Notes 10, 11 and 15 to our Consolidated Condensed Financial Statements.

Item 4.    Controls and Procedures

(a)Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

During the quarter ended June 30, 2021, the Company had no material developments to report with respect to its legal proceedings. For additional information regarding the Company’s legal proceedings, see Note 12 to our Consolidated Condensed Financial Statements and refer to the Company’s 2020 Form 10-K.

Item 1A.    Risk Factors

The following risk factor is provided to update the risk factors of the Company previously disclosed in periodic reports filed with the SEC, including its 2020 Form 10-K.

We face risks associated with our suppliers of vehicles, including as a result of a global semiconductor supply shortage.

We have faced and may face additional delays in receiving delivery of new vehicles from vehicle manufacturers for a variety of reasons, including due to closures at manufacturing facilities or otherwise. In particular, a global semiconductor supply shortage is having wide-ranging effects across multiple industries, particularly the automotive industry, and it has impacted multiple vehicle manufacturers that supply vehicles to us. For example, some automobile plants in North America and elsewhere have halted or reduced vehicle production due to the shortage of semiconductors used in the production of their vehicles. As a result, the semiconductor supply shortage has had, and is expected to continue to have, an impact on new car deliveries, which may make it challenging to meet consumer demand.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has authorized the repurchase of up to $2.1 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in June 2021. The Company’s stock repurchases may occur through open market purchases or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date. During the second quarter of 2021, no common stock repurchases were made under the plan. As of June 30, 2021, approximately $391 million of authorization remained available to repurchase common stock under this plan.

Item 6.    Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date:	August 4, 2021	/s/ Cathleen DeGenova
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
10.1
Series 2021-1 Supplement, dated as of May 18, 2021, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2021-1 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 21, 2021).

10.2
Amended and Restated Series 2018-2 Supplement, dated as of June 18, 2021, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2018-2 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2021).

10.3
Amended and Restated Series 2019-2 Supplement, dated as of June 18, 2021, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2019-2 Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 23, 2021).

10.4
Amended and Restated Series 2020-1 Supplement, dated as of June 18, 2021, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2020-1 Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 23, 2021).

10.5
Fourth Amended and Restated Series 2010-6 Supplement, dated as of June 18, 2021, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2010-6 Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 23, 2021).

10.6
Second Amended and Restated Series 2015-3 Supplement, dated as of June 18, 2021, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2015-3 Agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 23, 2021).

10.7
Sixth Amended and Restated Credit Agreement, dated as of July 9, 2021, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, Avis Budget Group, Inc., the subsidiary borrowers from time to time party thereto, the financial institutions from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 13, 2021).

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