Form 10-Q
period 2021-09-30
AVIS BUDGET GROUP, INC.
filed 2021-11-02
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the issuer’s common stock was 56,447,571 shares as of October 29, 2021.

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

•an occurrence or threat of terrorism, the current and any future pandemic diseases, natural disasters, military conflict or civil unrest in the locations in which we operate;

•any substantial changes in the cost or supply of fuel, vehicle parts, energy, labor or other resources on which we depend to operate our business, including the current and any future impacts as a result of COVID-19, inflation or otherwise;

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

•risks related to protecting the integrity of, and preventing unauthorized access to, our information technology systems or those of our third-party vendors, licensees, dealers, independent operators and independent contractors, and protecting the confidential information of our employees and customers against security breaches, including physical or cybersecurity breaches, attacks, or other disruptions, and compliance with privacy and data protection regulation;

•any impact on us from the actions of our licensees, dealers, third-party vendors, independent operators and independent contractors and/or disputes that may arise out of our agreements with such parties;

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$3,001	$1,534	$6,744	$4,047

Expenses
Operating	1,225	825	3,089	2,505
Vehicle depreciation and lease charges, net	277	256	869	1,089
Selling, general and administrative	361	166	837	549
Vehicle interest, net	80	77	232	247
Non-vehicle related depreciation and amortization	69	74	199	214
Interest expense related to corporate debt, net:
Interest expense	47	64	167	163
Early extinguishment of debt	7	2	136	9
Restructuring and other related charges	5	17	47	89
Transaction-related costs, net	1	—	3	3
Total expenses	2,072	1,481	5,579	4,868

Income (loss) before income taxes	929	53	1,165	(821)
Provision for (benefit from) income taxes	255	8	263	(227)
Net income (loss)	674	45	902	(594)
Less: net loss attributable to non-controlling interests	(1)	—	(1)	—
Net income (loss) attributable to Avis Budget Group, Inc.	$675	$45	$903	$(594)

Comprehensive income (loss) attributable to Avis Budget Group, Inc.	$660	$74	$914	$(631)

Earnings (loss) per share
Basic	$10.58	$0.64	$13.31	$(8.40)
Diluted	$10.45	$0.63	$13.16	$(8.40)

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$886	$692
Receivables, net	813	647
Other current assets	568	456
Total current assets	2,267	1,795

Property and equipment, net	540	657
Operating lease right-of-use assets	2,309	2,560
Deferred income taxes	1,309	1,198
Goodwill	1,114	1,137
Other intangibles, net	738	774
Other non-current assets	311	244
Total assets exclusive of assets under vehicle programs	8,588	8,365

Assets under vehicle programs:
Program cash	55	72
Vehicles, net	11,925	8,153
Receivables from vehicle manufacturers and other	249	281
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	793	667
	13,022	9,173
Total Assets	$21,610	$17,538

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other current liabilities	$2,480	$2,034
Short-term debt and current portion of long-term debt	18	19
Total current liabilities	2,498	2,053

Long-term debt	4,009	4,191
Long-term operating lease liabilities	1,862	2,078
Other non-current liabilities	658	731
Total liabilities exclusive of liabilities under vehicle programs	9,027	9,053

Liabilities under vehicle programs:
Debt	2,632	1,777
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	8,117	5,080
Deferred income taxes	1,734	1,383
Other	298	400
	12,781	8,640
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, respectively	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, respectively	1	1
Additional paid-in capital	6,673	6,668
Accumulated deficit	(567)	(1,470)
Accumulated other comprehensive loss	(176)	(187)
Treasury stock, at cost— 79 and 67 shares, respectively	(6,142)	(5,167)
Stockholders’ equity attributable to Avis Budget Group, Inc.	(211)	(155)
Non-controlling interests	13	—
Total stockholders’ equity	(198)	(155)
Total Liabilities and Stockholders’ Equity	$21,610	$17,538
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income (loss)	$902	$(594)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Vehicle depreciation	981	1,063
Amortization of right-of-use assets	562	710
(Gain) loss on sale of vehicles, net	(241)	(123)
Non-vehicle related depreciation and amortization	199	214
Stock-based compensation	25	6
Amortization of debt financing fees	25	24
Early extinguishment of debt costs	136	9
Net change in assets and liabilities:
Receivables	(175)	156
Income taxes and deferred income taxes	200	(239)
Accounts payable and other current liabilities	435	(59)
Operating lease liabilities	(558)	(707)
Other, net	57	172
Net cash provided by operating activities	2,548	632

Investing activities
Property and equipment additions	(57)	(75)
Proceeds received on asset sales	3	5
Net assets acquired (net of cash acquired)	(17)	(63)
Other, net	(3)	—
Net cash used in investing activities exclusive of vehicle programs	(74)	(133)

Vehicle programs:
Investment in vehicles	(8,041)	(4,749)
Proceeds received on disposition of vehicles	3,310	7,386
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(260)	(243)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	134	222
	(4,857)	2,616
Net cash provided by (used in) investing activities	(4,931)	2,483

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Financing activities
Proceeds from long-term borrowings	1,100	991
Payments on long-term borrowings	(1,350)	(303)
Issuance of common stock	—	15
Repurchases of common stock	(997)	(119)
Debt financing fees	(21)	(24)
Contributions from non-controlling interests	38	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(1,230)	560

Vehicle programs:
Proceeds from borrowings	11,612	12,349
Payments on borrowings	(7,790)	(15,280)
Debt financing fees	(14)	(12)
	3,808	(2,943)
Net cash provided by (used in) financing activities	2,578	(2,383)

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(15)	28

Net increase in cash and cash equivalents, program and restricted cash	180	760
Cash and cash equivalents, program and restricted cash, beginning of period	765	900
Cash and cash equivalents, program and restricted cash, end of period	$945	$1,660
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2021	137.1	$1	$6,646	$(1,242)	$(161)	(67.1)	$(5,152)	$92	$—		$92

Comprehensive income:
Net income (loss)	—	—	—	675	—	—	—	675	(1)		674
Other comprehensive loss	—	—	—	—	(15)	—	—	(15)	—		(15)
Total comprehensive income (loss)				675	(15)			660	(1)		659

Contributions from non-controlling interests	—	—	24	—	—	—	—	24	14		38
Repurchase of common stock	—	—	—	—	—	(11.6)	(994)	(994)	—		(994)
Net activity related to restricted stock units	—	—	3	—	—	—	4	7	—		7
Balance at September 30, 2021	137.1	$1	$6,673	$(567)	$(176)	(78.7)	$(6,142)	$(211)	$13		$(198)

Balance at June 30, 2020	137.1	$1	$6,670	$(1,425)	$(223)	(67.4)	$(5,176)	$(153)	$—		$(153)

Comprehensive income:
Net income	—	—	—	45	—	—	—	45			45
Other comprehensive income	—	—	—	—	29	—	—	29			29
Total comprehensive income				45	29			74	—	—	74

Net activity related to restricted stock units	—	—	2	—	—	—	1	3			3
Balance at September 30, 2020	137.1	$1	$6,672	$(1,380)	$(194)	(67.4)	$(5,175)	$(76)	$—		$(76)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	137.1	$1	$6,668	$(1,470)	$(187)	(67.3)	$(5,167)	$(155)	$—	$(155)

Comprehensive income:
Net income (loss)	—	—	—	903	—	—	—	903	(1)	902
Other comprehensive income	—	—	—	—	11	—	—	11	—	11
Total comprehensive income (loss)				903	11			914	(1)	913

Contributions from non-controlling interests	—	—	24	—	—	—	—	24	14	38
Net activity related to restricted stock units	—	—	(19)	—	—	0.3	29	10	—	10
Repurchases of common stock	—	—	—	—	—	(11.7)	(1,004)	(1,004)	—	(1,004)
Balance at September 30, 2021	137.1	$1	$6,673	$(567)	$(176)	(78.7)	$(6,142)	$(211)	$13	$(198)

Balance at December 31, 2019	137.1	$1	$6,741	$(785)	$(157)	(63.2)	$(5,144)	$656	$—	$656

Cumulative effect of accounting change	—	—	—	(1)	—	—	—	(1)		(1)
Comprehensive loss:
Net loss	—	—	—	(594)	—	—	—	(594)		(594)
Other comprehensive loss	—	—	—	—	(37)	—	—	(37)		(37)
Total comprehensive loss				(594)	(37)			(631)	—	(631)

Non-controlling interests	—	—	(2)	—	—	—	—	(2)	—	(2)
Net activity related to restricted stock units	—	—	(82)	—	—	0.4	82	—		—
Issuance of common stock	—	—	15	—	—	0.4	—	15		15
Repurchases of common stock	—	—	—	—	—	(5.0)	(113)	(113)		(113)
Balance at September 30, 2020	137.1	$1	$6,672	$(1,380)	$(194)	(67.4)	$(5,175)	$(76)	$—	$(76)
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

The operating results of acquired businesses are included in the accompanying Consolidated Condensed Financial Statements from the dates of acquisition. Differences between the preliminary allocation of purchase price and the final allocation for the Company’s 2020 acquisitions of various licensees were not material. The Company consolidates joint venture activities within its Consolidated Condensed Financial Statements and records related non-controlling interests within stockholders’ equity and the statement of comprehensive income.

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

Liquidity and Management’s Plans

The COVID-19 pandemic, which rapidly spread across the globe in 2020, resulted in an economic slowdown and significant disruptions in travel that had a negative impact on our business, specifically a significant decline in vehicle rental volumes. During the first nine months of 2021, global travel restrictions were eased, leading to an increase in travel demand and an improvement in general economic conditions. The Company believes the full extent of the ongoing impact of this virus on its long-term operational performance and liquidity will depend on future developments, including those outside of its control, such as the spread of new variants of the virus which may be resistant to currently approved vaccines and the implementation of new or continued travel restrictions.

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

The Company cannot assure its assumptions used to estimate its liquidity requirements will be correct because it has never previously experienced such volatility in demand, and as a consequence, its ability to be predictive is uncertain. The Company plans to finance routine Asset Backed Securities (“ABS”) maturities with program cash on hand, available revolving debt capacity, new term note issuances and vehicle sales. As a result, based on current operational assumptions, the Company believes it has adequate liquidity beyond the next twelve months.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are fully described in Note 2, “Summary of Significant Accounting Policies,” in its 2020 Form 10-K.

Cash and cash equivalents, Program cash and Restricted cash. The following table provides a detail of cash and cash equivalents, program and restricted cash reported within the Consolidated Condensed Balance Sheets to the amounts shown in the Consolidated Condensed Statements of Cash Flows.

	As of September 30,
	2021	2020
Cash and cash equivalents	$886	$1,564
Program cash	55	94
Restricted cash (a)	4	2
Total cash and cash equivalents, program and restricted cash	$945	$1,660
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

Currency Transactions. The Company records the gain or loss on foreign-currency transactions on certain intercompany loans and the gain or loss on intercompany loan hedges within interest expense related to corporate debt, net. During the three months ended September 30, 2021 and 2020, the Company recorded an immaterial amount in each period, related to such items. During the nine months ended September 30, 2021 and 2020, the Company recorded an immaterial amount and a loss of $5 million, respectively, related to such items.

Divestitures. In May 2021, the Company completed the sale of its operation in Argentina to Urbiz S.A. for $4 million. As part of the sale, Urbiz S.A. agreed to pay the purchase price, plus interest, over two years for the right to operate the Avis and Budget brands. During the nine months ended September 30, 2021, the Company recorded a loss of $14 million, net of the impact of foreign currency adjustments, within restructuring and other related charges. In addition, the Company paid severance to terminated employees of $1 million.

Investments. As of September 30, 2021 and December 31, 2020, the Company had equity method investments with a carrying value of $70 million and $63 million, respectively, which are recorded within other non-current assets. Earnings from the Company’s equity method investments are reported within operating expenses. For the three and nine months ended September 30, 2021, the Company recorded $6 million and $8 million, respectively, and for the three and nine months ended September 30, 2020, the Company recorded $3 million and $4 million, respectively, related to its equity method investments.

Nonmarketable Equity Securities. As of December 31, 2020, the Company had nonmarketable equity securities with a carrying value of $8 million, which was recorded within other non-current assets. As of September 30, 2021, the securities are marketable equity securities with a fair value of $8 million, which are recorded within other non-current assets.

Revenues. Revenues are recognized under “Leases (Topic 842),” with the exception of royalty fee revenue derived from the Company’s licensees and revenue related to the Company’s customer loyalty program, which were approximately $34 million and $30 million during the three months ended September 30, 2021 and 2020, respectively and $93 million and $84 million during the nine months ended September 30, 2021 and 2020, respectively.

The following table presents the Company’s revenues disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Americas	$2,403	$1,114	$5,457	$2,936
Europe, Middle East and Africa	527	363	1,011	879
Asia and Australasia	71	57	276	232
Total revenues	$3,001	$1,534	$6,744	$4,047

The following table presents the Company’s revenues disaggregated by brand:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Avis	$1,588	$843	$3,509	$2,230
Budget	1,198	539	2,707	1,425
Other	215	152	528	392
Total revenues	$3,001	$1,534	$6,744	$4,047
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

2.    Leases
Lessor

The following table presents the Company’s lease revenues disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Americas	$2,391	$1,099	$5,417	$2,896
Europe, Middle East and Africa	508	350	968	843
Asia and Australasia	68	55	266	224
Total lease revenues	$2,967	$1,504	$6,651	$3,963

The following table presents the Company’s lease revenues disaggregated by brand:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Avis	$1,573	$824	$3,464	$2,181
Budget	1,185	532	2,676	1,401
Other	209	148	511	381
Total lease revenues	$2,967	$1,504	$6,651	$3,963
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

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Property leases (a)
Operating lease expense	$146	$130	$419	$443
Variable lease expense	152	51	318	107
Total property lease expense	$298	$181	$737	$550
__________
(a)    Primarily within operating expense and includes $(4) million and $11 million for the three months ended September 30, 2021 and 2020, respectively, and $12 million and $41 million for the nine months ended September 30, 2021 and 2020, respectively, of minimum annual guaranteed rent in excess of concession fees, net, as defined in our rental concession agreements.

Supplemental balance sheet information related to leases is as follows:

	As of September 30, 2021	As of December 31, 2020
Property leases
Operating lease ROU assets	$2,309	$2,560

Short-term operating lease liabilities (a)	$484	$514
Long-term operating lease liabilities	1,862	2,078
Operating lease liabilities	$2,346	$2,592

Weighted average remaining lease term	8.2 years	8.4 years
Weighted average discount rate	3.86%	3.86%
_________
(a)    Included in Accounts payable and other current liabilities.

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2021	2020
Cash payments for lease liabilities within operating activities:
Property operating leases	$445	$554
Non-cash activities - increase (decrease) in ROU assets in exchange for lease liabilities:
Property operating leases	$226	$588

3.     Restructuring and Other Related Charges

Restructuring

During the first quarter of 2021, the Company initiated a global restructuring plan to focus on cost discipline by reviewing headcounts, facilities and contractor agreements. The Company is transforming its business as it prepares to exit the COVID-19 crisis by controlling fixed costs and matching variable costs to demand (“T21”). As of September 30, 2021, the Company formally communicated the termination of employment to approximately 260 employees, as part of this process, and terminated approximately 255 of these employees. The Company expects further restructuring expense of approximately $20 million related to this initiative to be incurred in 2021.

During the first quarter of 2020, the Company initiated a global restructuring plan to reduce operating costs, such as headcount and facilities, due to declining reservations and revenue resulting from the COVID-19 outbreak (“2020 Optimization Plan”). The Company expects no further restructuring expense related to this initiative.

During the first quarter of 2019, the Company initiated a restructuring plan to drive global efficiency by improving processes and consolidating functions, and to create new objectives and strategies for its truck rental operations in the U.S. by reducing headcount, large vehicles and rental locations (“T19”). This initiative is complete.

The following tables summarize the changes to our restructuring-related liabilities and identifies the amounts recorded within the Company’s reporting segments for restructuring charges and corresponding payments and utilizations:

		Americas	International	Total
Balance as of January 1, 2021		$3	$6	$9
Restructuring expense:
T21		3	13	16
T19		(2)	—	(2)
Restructuring payment/utilization:
T21		(3)	(12)	(15)
2020 Optimization Plan		(2)	(3)	(5)
T19		2	—	2
Balance as of September 30, 2021		$1	$4	$5

	Personnel	Facility Related	Other (a)	Total
Balance as of January 1, 2021	$4	$2	$3	$9
Restructuring expense:
T21	13	2	1	16
T19	—	—	(2)	(2)
Restructuring payment/utilization:
T21	(10)	(3)	(2)	(15)
2020 Optimization Plan	(5)	—	—	(5)
T19	(1)	—	3	2
Balance as of September 30, 2021	$1	$1	$3	$5
_________
(a)Includes expenses primarily related to the disposition of vehicles.

Other Related Charges

Limited Voluntary Opportunity Plan (“LVOP”)

During the second quarter of 2021, the Company’s operations in International offered a voluntary termination program to certain employees in field operations, shared services and general and administrative functions for a limited time. These employees, if qualified, elected resignation from employment in return for enhanced severance benefits to be settled in cash. During the nine months ended September 30, 2021, the Company recorded other related charges of approximately $17 million in connection with the LVOP. As of September 30, 2021, approximately 120 employees elected to participate in the plan and the employment of all participants had been terminated.

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

Officer Separation Costs

In August 2020, the Company announced the resignation of John F. North, III as the Company’s Chief Financial Officer. Following his post-resignation transition to an advisory position, Mr. North continued to serve as a consultant through January 1, 2021. In connection with Mr. North’s departure, the Company recorded other related charges of approximately $3 million, inclusive of accelerated stock-based compensation expense, for the three months ended September 30, 2020.

In March 2020, the Company announced the departure of Michael K. Tucker as Executive Vice President, General Counsel effective March 27, 2020. In connection with Mr. Tucker’s separation, the Company recorded other related charges of approximately $2 million for the nine months ended September 30, 2020.

4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to Avis Budget Group, Inc. for basic and diluted EPS	$675	$45	$903	$(594)

Basic weighted average shares outstanding	63.7	69.7	67.8	70.8
Non-vested stock (a)	0.9	0.5	0.8	—
Diluted weighted average shares outstanding	64.6	70.2	68.6	70.8

Earnings (loss) per share:
Basic	$10.58	$0.64	$13.31	$(8.40)
Diluted	$10.45	$0.63	$13.16	$(8.40)
__________
(a)For the three months ended September 30, 2020, 0.2 million, non-vested stock awards have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. For the nine months ended September 30, 2021 and 2020, 0.4 million and 1.4 million, non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

5.    Acquisitions

During the third quarter of 2021, the Company completed the acquisitions of various licensees in Europe and North America, for approximately $13 million, plus $4 million for acquired fleet. These investments were in-line with the Company’s strategy to re-acquire licensees when advantageous to expand its footprint of Company-operated locations. The acquired fleet was financed under the Company’s existing financing arrangements. In connection with these acquisitions, approximately $18 million was recorded to other intangibles related to franchise agreements. The license agreements are being amortized over a weighted average useful life of approximately 2 years. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

6.    Other Current Assets

Other current assets consisted of:

	As of September 30, 2021	As of December 31, 2020
Sales and use tax	$262	$147
Prepaid expenses	208	161
Other	98	148
Other current assets	$568	$456

7.    Intangible Assets

Intangible assets consisted of:

	As of September 30, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$291	$177	$114	$280	$151	$129
Customer relationships	259	202	57	268	196	72
Other	52	36	16	54	33	21
Total	$602	$415	$187	$602	$380	$222

Unamortized Intangible Assets
Goodwill	$1,114			$1,137
Trademarks	$551			$552

For the three months ended September 30, 2021 and 2020, amortization expense related to amortizable intangible assets was approximately $13 million and $17 million, respectively. For the nine months ended September 30, 2021 and 2020, amortization expense related to amortizable intangible assets was approximately $45 million and $46 million, respectively. Based on the Company’s amortizable intangible assets at September 30, 2021, the Company expects amortization expense of approximately $16 million for the remainder of 2021, $44 million for 2022, $29 million for 2023, $22 million for 2024, $17 million for 2025 and $15 million for 2026, excluding effects of currency exchange rates.

8.    Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	September 30,	December 31,
	2021	2020
Rental vehicles	$13,501	$9,210
Less: Accumulated depreciation	(1,699)	(1,337)
	11,802	7,873
Vehicles held for sale	123	280
Vehicles, net	$11,925	$8,153

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation expense	$386	$315	$981	$1,063
Lease charges	43	50	129	149
(Gain) loss on sale of vehicles, net	(152)	(109)	(241)	(123)
Vehicle depreciation and lease charges, net	$277	$256	$869	$1,089

At September 30, 2021 and 2020, the Company had payables related to vehicle purchases included in liabilities under vehicle programs - other of $167 million and $213 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $145 million and $357 million, respectively.

9.    Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2021 and 2020 were provision of and (benefit) of 22.6% and (27.6)%, respectively. Such rates differed from the Federal Statutory rate of 21.0% primarily due to foreign taxes on the Company’s International operations and state taxes.

10.    Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	September 30,	December 31,
	2021	2020
Short-term operating lease liabilities	$484	$514
Accounts payable	461	394
Accrued sales and use taxes	313	215
Deferred lease revenues - current	217	70
Accrued advertising and marketing	206	122
Accrued payroll and related	189	117
Public liability and property damage insurance liabilities - current	166	162
Other	444	440
Accounts payable and other current liabilities	$2,480	$2,034

11.    Long-term Corporate Debt and Borrowing Arrangements

Long-term corporate debt and borrowing arrangements consisted of:

		As of	As of
	Maturity Date	September 30,	December 31,
		2021	2020
6.375% Senior Notes	April 2024	$—	$350
4.125% euro-denominated Senior Notes	November 2024	347	366
5.250% Senior Notes	March 2025	—	375
4.500% euro-denominated Senior Notes	May 2025	289	305
10.500% Senior Secured Notes	May 2025	—	487
4.750% euro-denominated Senior Notes	January 2026	405	428
5.750% Senior Notes	July 2027	727	724
4.750% Senior Notes	April 2028	500	—
5.375% Senior Notes	March 2029	600	—
Floating Rate Term Loan (a)	August 2027	1,190	1,199
Other (b)		20	24
Deferred financing fees		(51)	(48)
Total		4,027	4,210
Less: Short-term debt and current portion of long-term debt		18	19
Long-term debt		$4,009	$4,191
__________
(a)The floating rate term loan is part of the Company’s senior revolving credit facility, which is secured by pledges of capital stock of certain subsidiaries of the Company, and liens on substantially all of the Company’s intellectual property and certain other real and personal property. As of September 30, 2021, the floating rate term loan due 2027 bears interest at one-month LIBOR plus 175 basis points, for an aggregate rate of 1.84%. The Company has entered into a swap to hedge $700 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 4.75%.
(b)Primarily includes finance leases which are secured by liens on the related assets.

In March 2021, the Company issued $600 million of 5.375% Senior Notes due March 2029, at par, with interest paid semiannually. Net proceeds, together with cash on hand, were used to redeem all of the outstanding 10.500% Senior Secured Notes due 2025 for $599 million plus accrued interest.

In March 2021, the Company issued $500 million of 4.750% Senior Notes due April 2028, at par, with interest paid semiannually. Net proceeds, together with cash on hand, were used to redeem all of the outstanding 6.375% Senior Notes due 2024 for $356 million plus accrued interest and a portion of its outstanding 5.250% Senior Notes due 2025 for $142 million plus accrued interest.

The 5.375% and 4.750% Senior Notes are guaranteed on a senior unsecured basis by the Company and certain of the Company’s subsidiaries.

In September 2021, the Company redeemed its 5.250% Senior Notes due March 2025 with an aggregate outstanding balance of $235 million for $239 million plus accrued interest.

Committed Credit Facilities and Available Funding Arrangements

As of September 30, 2021, the committed corporate credit facilities available to the Company and/or its subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2026 (a)	$1,950	$—	$1,560	$390
__________
(a)The senior revolving credit facility bears interest at one-month LIBOR plus 200 basis points and is part of the Company’s senior credit facilities, which include the floating rate term loan and the senior revolving credit facility, and which are secured by pledges of capital stock of certain subsidiaries of the Company, liens on substantially all of the Company’s intellectual property and certain other real and personal property.

In July 2021, the Company amended the credit agreement to increase the revolving credit facility to $1.95 billion and extend the maturity of the facility to 2026.

Debt Covenants

The agreements governing the Company’s indebtedness contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries, the incurrence of additional indebtedness by the Company and certain of its subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. The Company’s senior credit facility also contains a maximum leverage ratio requirement (See Note 1 – Basis of Presentation – Liquidity and Management’s Plans). As of September 30, 2021, the Company was in compliance with the financial covenants governing its indebtedness.

12.    Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	September 30,	December 31,
	2021	2020
Americas - Debt due to Avis Budget Rental Car Funding	$8,156	$5,116
Americas - Debt borrowings	693	509
International - Debt borrowings	1,764	1,115
International - Finance leases	177	162
Other	3	—
Deferred financing fees (a)	(44)	(45)
Total	$10,749	$6,857
__________
(a)Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of September 30, 2021 and December 31, 2020 were $39 million and $36 million, respectively.

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

Debt Maturities

The following table provides the contractual maturities of the Company’s debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at September 30, 2021:

Debt under Vehicle Programs (a)
Within 1 year (b)	$3,518
Between 1 and 2 years (c)	2,614
Between 2 and 3 years (d)	1,761
Between 3 and 4 years	1,648
Between 4 and 5 years	1,252
Thereafter	—
Total	$10,793
__________
(a)    Vehicle-backed debt primarily represents asset-backed securities.
(b)    Includes $2.0 billion of bank and bank-sponsored facilities.
(c)    Includes $1.5 billion of bank and bank-sponsored facilities.
(d)    Includes $0.1 billion of bank and bank-sponsored facilities.

Committed Credit Facilities and Available Funding Arrangements

As of September 30, 2021, available funding under the Company’s vehicle programs, including related party debt due to Avis Budget Rental Car Funding, consisted of:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding	$9,881	$8,156	$1,725
Americas - Debt borrowings	810	693	117
International - Debt borrowings	2,608	1,764	844
International - Finance leases	207	177	30
Other	3	3	—
Total	$13,509	$10,793	$2,716
__________
(a)    Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)    The outstanding debt is collateralized by vehicles and related assets of $9.3 billion for Americas - Debt due to Avis Budget Rental Car Funding; $0.9 billion for Americas - Debt borrowings; $2.0 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants

The agreements under the Company’s vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of September 30, 2021, the Company is not aware of any instances of non-compliance with any of the financial covenants contained in the debt agreements under its vehicle-backed funding programs.

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

In February 2017, following state court trials in Georgia, the Company was found liable for damages in two cases brought by plaintiffs who were injured in a vehicle accident allegedly caused by an employee of an independent contractor of the Company who was acting outside of the scope of employment. In the fourth quarter of 2019, the Company appealed both verdicts resulting in a reversal of the judgments rendered. The Georgia Supreme Court granted the plaintiffs’ application to review the appellate court’s reversal of the judgements entered at the trial court. The Georgia Supreme Court heard oral arguments in December 2020 and on May 3, 2021 issued a decision affirming the appellate court’s judgments. Following the issuance of this decision, plaintiffs filed motions for reconsideration, which were denied in June 2021. The Company reversed a previously recognized liability related to these cases, net of recoverable insurance proceeds, of approximately $12 million within operating expenses.

In November 2011, Jose Mendez v. Avis Budget Group Inc., et al. was filed in U.S. District Court for the District of New Jersey. The plaintiff seeks to represent a purported nationwide class and two sub-classes of certain renters of vehicles from the Company’s Avis and Budget subsidiaries from April 2007 through December 2015. The plaintiff seeks damages in connection with claims relating to the Company's electronic toll service, including that administrative fees and toll charges were not properly disclosed to customers and/or were excessive. Plaintiff’s motion for class certification was approved by the Court in November 2017. The parties are currently engaged in mediation. The Company has been named as a defendant in other purported consumer class action law suits, including a class action filed against the Company in

Florida seeking damages in connection with a breach of contract claim and a purported class action filed against the Company in New Jersey related to fines and fees charged to car renters by the Company for violations incurred during the course of their rental. A trial on class damages is set for the Florida lawsuit in January 2022.

The Company is currently involved, and in the future may be involved, in claims and/or legal proceedings, including class actions, and governmental inquiries that are incidental to its vehicle rental and car sharing operations, including, among others, contract and licensee disputes, competition matters, employment and wage-and-hour claims, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur. The Company estimates that the potential exposure resulting from adverse outcomes of current legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $35 million in excess of amounts accrued as of September 30, 2021. The Company does not believe that the impact should result in a material liability to the Company in relation to its consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

The Company maintains agreements with vehicle manufacturers under which the Company has agreed to purchase approximately $4.1 billion of vehicles from manufacturers over the next 12 months, a $4.6 billion decrease compared to December 31, 2020, financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations

Concentrations of credit risk as of September 30, 2021 include (i) risks related to the Company’s repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, primarily with respect to receivables for program cars that have been disposed but for which the Company has not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $26 million and $15 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

14.    Stockholders’ Equity

Share Repurchases

The Company’s Board of Directors has authorized the repurchase of up to $3.1 billion of its common stock under a plan originally approved in 2013 and subsequently expanded most recently in August 2021 (the “Stock Repurchase Program”). During the nine months ended September 30, 2021, the Company repurchased approximately 11.7 million shares of common stock at a cost of approximately $1 billion under the program. As of September 30, 2021, approximately $397 million of authorization remains available to repurchase common stock under the program.

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

The components of other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$674	$45	$902	$(594)
Less: net loss attributable to non-controlling interests	(1)	—	(1)	—
Net income (loss) attributable to Avis Budget Group, inc.	675	45	903	(594)
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $(6), $12, $(15) and $12, respectively)	(23)	35	(22)	(9)
Net unrealized gain (loss) on cash flow hedges (net of tax of $(2), $3, $(9) and $12, respectively)	6	(7)	27	(33)
Minimum pension liability adjustment (net of tax of $(1), $(1), $(1) and $(1), respectively)	2	1	6	5
	(15)	29	11	(37)
Comprehensive income (loss) attributable to Avis Budget Group, Inc.	$660	$74	$914	$(631)
__________
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments (a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Minimum Pension Liability Adjustment(c)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2021	$40	$(51)	$(176)	$(187)
Other comprehensive income (loss) before reclassifications	(33)	17	1	(15)
Amounts reclassified from accumulated other comprehensive income (loss)	11	10	5	26
Net current-period other comprehensive income (loss)	(22)	27	6	11
Balance, September 30, 2021	$18	$(24)	$(170)	$(176)

Balance, January 1, 2020	$9	$(20)	$(146)	$(157)
Other comprehensive income (loss) before reclassifications	(9)	(38)	1	(46)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	4	9
Net current-period other comprehensive income (loss)	(9)	(33)	5	(37)
Balance, September 30, 2020	$—	$(53)	$(141)	$(194)
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include $56 million gain, net of tax, as of September 30, 2021 related to the Company’s hedge of its investment in euro-denominated foreign operations (see Note 17–Financial Instruments).
(a)For the nine months ended September 30, 2021, the amount was reclassified from accumulated other comprehensive income (loss) into restructuring and other related charges.
(b)For the three and nine months ended September 30, 2021, the amount reclassified from accumulated other comprehensive income (loss) into corporate interest expense was $4 million ($3 million, net of tax) and $12 million ($9 million, net of tax), respectively. For the three and nine months ended September 30, 2021, the amount reclassified from accumulated other comprehensive income (loss) into vehicle interest expense was $1 million ($1 million net of tax) and $2 million ($1 million, net of tax), respectively. For the three and nine months ended September 30, 2020, the amount reclassified from accumulated other comprehensive income (loss) into corporate interest expense was $3 million ($3 million net of tax) and $5 million ($4 million, net of tax), respectively. For the three and nine months ended September 30, 2020, the amount reclassified from accumulated other comprehensive income (loss) into vehicle interest expense was $1 million ($0 million, net of tax) and $2 million ($1 million, net of tax), respectively.
(c)For the three and nine months ended September 30, 2021, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $2 million ($2 million, net of tax) and $7 million ($5 million, net of tax), respectively. For the three and nine months ended September 30, 2020, the amount reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses was $2 million ($1 million net of tax) and $6 million ($4 million, net of tax), respectively.

15. Related Party Transactions

On August 9, 2021, SRS Mobility Ventures, LLC acquired a 33 1/3% Class A Membership Interest in one of the Company’s subsidiaries at fair value of $37.5 million. SRS Mobility Ventures, LLC is an affiliate of the Company’s largest shareholder, SRS Investment Management, LLC.
16.    Stock-Based Compensation

The Company recorded stock-based compensation expense of $11 million and $4 million ($8 million and $3 million, net of tax) during the three months ended September 30, 2021 and 2020, respectively, and $25 million and $6 million ($19 million and $4 million, net of tax) during the nine months ended September 30, 2021 and 2020, respectively.

In June 2020, the Company granted market-based restricted stock units (“RSUs”) that vest based on absolute stock price attainment. The grant date fair value of this award is estimated using a Monte Carlo simulation model.

The weighted average assumptions used in the model are as follows:

Expected volatility of stock price	91%
Risk-free interest rate	0.18%
Valuation period	3 years
Dividend yield	—%

The activity related to RSUs consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2021	1,070	$27.47
Granted (a)	240	63.12
Vested (b)	(575)	29.46
Forfeited	(43)	31.37
Outstanding and expected to vest at September 30, 2021 (c)	692	$37.93	1.1	$81
Performance-based and market-based RSUs
Outstanding at January 1, 2021	988	$32.41
Granted (a)	236	62.27
Vested (b)	—	—
Forfeited	(324)	45.92
Outstanding at September 30, 2021	900	$35.37	1.5	$105
Outstanding and expected to vest at September 30, 2021 (c)	900	$35.37	1.5	$105
__________
(a)Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs and performance-based and market-based RSUs granted during the nine months ended September 30, 2020 was $23.14 and $21.06, respectively.
(b)The total fair value of RSUs vested during the nine months ended September 30, 2021 and 2020 was $17 million and $19 million, respectively.

(c)Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $36 million and will be recognized over a weighted average vesting period of 1.3 years.

17.    Financial Instruments

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

The Company held derivative instruments with absolute notional values as follows:

As of September 30, 2021
Foreign exchange contracts	$1,709
Interest rate caps (a)	8,742
Interest rate swaps	1,550
__________
(a)Represents $5.9 billion of interest rate caps sold, partially offset by approximately $2.9 billion of interest rate caps purchased. These amounts exclude $3.0 billion of interest rate caps purchased by the Company’s Avis Budget Rental Car Funding subsidiary as it is not consolidated by the Company.

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of September 30, 2021		As of December 31, 2020
	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	$1	$34	$—	$69

Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	9	6	3	11
Interest rate caps (c)	1	4	—	—
Total	$11	$44	$3	$80
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
(b)Included in other current assets or other current liabilities.
(c)Included in assets under vehicle programs or liabilities under vehicle programs.

The effects of derivatives recognized in the Company’s Consolidated Condensed Financial Statements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$6	$(7)	$27	$(33)
Euro-denominated notes (c)	19	(32)	42	(34)
Derivatives not designated as hedging instruments (d)
Foreign exchange contracts (e)	6	(12)	1	14
Interest rate caps (f)	(1)	(1)	(3)	(2)
Commodity contracts (g)	—	1	—	(6)
Total	$30	$(51)	$67	$(61)
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
(e)For the three months ended September 30, 2021, included a $7 million gain in interest expense and a $1 million loss in operating expense, and for the nine months ended September 30, 2021, included a $2 million gain in interest expense and a $1 million loss in operating expense. For the three months ended September 30, 2020, included an $10 million loss in interest expense and a $2 million loss in operating expense, and for the nine months ended September 30, 2020, included a $18 million gain in interest expense and a $4 million loss in operating expense.
(f)Included primarily in vehicle interest, net.
(g)Included in operating expense.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments were as follows:

	As of September 30, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$18	$18	$19	$18
Long-term debt	$4,009	$4,170	$4,191	$4,337

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$8,117	$8,350	$5,080	$5,317
Vehicle-backed debt	$2,629	$2,650	$1,775	$1,796
Interest rate swaps and interest rate caps (a)	$3	$3	$2	$2
__________
(a)    Derivatives in a liability position.

18.    Segment Information

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

Management evaluates the operating results of each of its reportable segments based upon revenues and “Adjusted EBITDA,” which the Company defines as income (loss) from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net, charges for unprecedented personal-injury and other legal matters, net, which includes amounts recorded in excess of $5 million related to class action lawsuits, non-operational charges related to shareholder activist activity, which include third party advisory, legal and other professional service fees, gain on sale of equity method investment in China, COVID-19 charges and income taxes. COVID-19 charges include unusual, direct and incremental costs due to the COVID-19 pandemic such as minimum annual guaranteed rent in excess of concession fees for the period, overflow parking for idle vehicles and related shuttling costs, incremental cleaning supplies to sanitize vehicles and facilities, and losses associated with vehicles damaged in overflow parking lots, net of insurance proceeds. The Company has revised the definition of Adjusted EBITDA to exclude amounts recorded in excess of $5 million related to class action lawsuits. The Company did not revise prior years’ Adjusted EBITDA because there were no costs similar in nature to these costs. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

		Three Months Ended September 30,
		2021		2020
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$2,403	$952	$1,114	$222
	International	598	128	420	6
	Corporate and Other (a)	—	(23)	—	(8)
Total Company		$3,001	$1,057	$1,534	$220

Reconciliation of Adjusted EBITDA to income before income taxes:
			2021		2020
	Adjusted EBITDA		$1,057		$220
Less:	Non-vehicle related depreciation and amortization		69		74
	Interest expense related to corporate debt, net:
	Interest expense		47		64
	Early extinguishment of debt		7		2
	Restructuring and other related charges		5		17
	Transaction-related costs, net		1		—
	COVID-19 charges (b)		(6)		10
	Unprecedented personal-injury and other legal matters, net (c)		5		—
	Income before income taxes		$929		$53
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)The following table presents the unusual, direct and incremental costs due to the COVID-19 pandemic:

	2021	2020
Minimum annual guaranteed rent in excess of concession fees, net	$(4)	$11
Vehicles damaged in overflow parking lots, net of insurance proceeds	(3)	(19)
Incremental cleaning supplies to sanitize vehicles and facilities, and over flow parking for idle vehicles	—	18
Other charges	1	—
Operating expenses	$(6)	$8
Vehicle depreciation and lease charges	$—	$1
Selling, general and administrative expenses	$—	$1
(c)Reported within operating expenses.

		Nine Months Ended September 30,
		2021		2020
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$5,457	$1,694	$2,936	$(41)
	International	1,287	86	1,111	(174)
	Corporate and Other (a)	—	(52)	—	(34)
Total Company		$6,744	$1,728	$4,047	$(249)

Reconciliation of Adjusted EBITDA to income (loss) before income taxes:
			2021		2020
	Adjusted EBITDA		$1,728		$(249)
Less:	Non-vehicle related depreciation and amortization (b)		204		214
	Interest expense related to corporate debt, net:
	Interest expense		167		163
	Early extinguishment of debt		136		9
	Restructuring and other related charges		47		89
	COVID-19 charges (c)		12		90
	Transaction-related costs, net		3		3
	Non-operational charges related to shareholder activist activity (d)		—		4
	Unprecedented personal-injury and other legal matters, net (e)		(6)		—
	Income (loss) before income taxes		$1,165		$(821)
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)For the nine months ended September 30, 2021 consists of $5 million within operating expenses related to cloud computing costs.
(c)The following table presents the unusual, direct and incremental costs due to the COVID-19 pandemic:

	2021	2020
Minimum annual guaranteed rent in excess of concession fees, net	$12	$41
Vehicles damaged in overflow parking lots, net of insurance proceeds	(7)	14
Incremental cleaning supplies to sanitize vehicles and facilities, and over flow parking for idle vehicles	—	35
Other charges	7	—
Operating expenses	$11	$87
Vehicle depreciation and lease charges	$—	$1
Selling, general and administrative expenses	$1	$2
(d)Reported within selling, general and administrative expenses.
(e)Reported within operating expenses.

Since December 31, 2020, there have been no significant changes in segment assets exclusive of assets under vehicle programs. As of September 30, 2021 and December 31, 2020, Americas’ segment assets under vehicle programs were approximately $10.4 billion and $7.2 billion, respectively, and International segment assets under vehicle programs were approximately $2.6 billion and $2.0 billion, respectively. The changes in assets under vehicle programs is primarily due to the increase in the size of our vehicle rental fleet to meet increases in rental demand.

19.    Subsequent Events

During October 2021, the Company repurchased approximately 2.2 million shares of its common stock at a cost of approximately $327 million under the Company’s Stock Repurchase Program.

On November 1, 2021, the Company’s Board of Directors approved a $1 billion increase in repurchase authorization to the Company’s Stock Repurchase Program.

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

Business and Trends

The positive momentum from the fourth quarter of 2020 carried into 2021. For the three and nine month periods ended September 30, 2021, the Company generated revenues of $3.0 billion and $6.7 billion, respectively, net income of $674 million and $902 million, respectively, and Adjusted EBITDA of $1,057 million and $1,728 million, respectively. These results continue to be driven by increased demand for rental vehicles, improved pricing across the industry, disciplined cost removal achieved in 2020 and continued fleet management. Our utilization rate for the third quarter ended September 30, 2021 was 71.6%, an 11 point improvement over the third quarter of 2020, showing our continued ability to align our fleet with demand. In addition, per-unit fleet costs per month were $154, a 39% improvement compared to the third quarter of 2019 and a 7% improvement, compared to the third quarter of 2020. Revenue per day was $75.86, a 36% improvement over the third quarter of 2019 and a 43% improvement over the third quarter of 2020.

The global economy and our business were significantly impacted by the COVID-19 pandemic in 2020. However, due to the continued distribution of effective vaccines, along with other protective measures, over the past nine months travel advisories and restrictions have eased. There continues to be a number of encouraging developments, such as a significant increase in global travel demand, which generated an increase in demand for rental vehicles and improved pricing across the industry, suggesting a steady return to historic travel trends. We have positioned ourselves to capitalize on the continued surge in travel demand. As our revenues reach pre-pandemic levels, we continue to take actions to keep us on a path of profitability to exceed such levels. We continue to look for ways to capitalize on the changes prompted by the pandemic and to expand our business in a post-COVID-19 environment. However, the full extent of the ongoing impact of this virus on our long-term operational and financial performance will depend on future developments, including those outside of our control, such as the spread of new variants of the virus and the implementation of new or continued travel restrictions and the overall economic environment. Significant events affecting travel have historically had an impact on vehicle rental volumes, with the full extent of the impact generally determined by the length of time the event influences travel decisions. As a consequence, we cannot estimate the impact on our business, financial condition or forecast financial or operational results with reasonable certainty.

The global semiconductor shortage is impacting fleet supply, resulting in tighter fleets throughout the industry and causing us to hold cars longer compared to periods prior to the COVID-19 pandemic. We have historically navigated through significant vehicle recalls, and believe we have the logistics in place to effectively manage our fleet during this disruption in supply. We continue to purchase new vehicles and believe we can increase our fleet utilization efficiency to capture increased demand.

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

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenues and “Adjusted EBITDA,” which we define as income (loss) from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net, charges for unprecedented personal-injury and other legal matters, net, which includes amounts recorded in excess of $5 million related to class action lawsuits, non-operational charges related to shareholder activist activity, which include third party advisory, legal and other professional service fees, gain on sale of equity method investment in China, COVID-19 charges and income taxes. COVID-19 charges include unusual, direct and incremental costs due to the COVID-19 pandemic such as minimum annual guaranteed rent in excess of concession fees for the period, overflow parking for idle vehicles and related shuttling costs, incremental cleaning supplies to sanitize vehicles and facilities, and losses associated with vehicles damaged in overflow parking lots, net of insurance proceeds. We have revised our definition of Adjusted EBITDA to exclude amounts recorded in excess of $5 million related to class action lawsuits. We did not revised prior years’ Adjusted EBITDA because there were no costs similar in nature to these costs. We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our operating businesses and in comparing our results from period to period. We also believe that Adjusted EBITDA is useful to investors because it allows them to assess our results of operations and financial condition on the same basis that management uses internally. Adjusted EBITDA is a non-GAAP measure and should not be considered in isolation or as a substitute for net income or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

During the nine months ended September 30, 2021:

•Our revenues totaled $6.7 billion, an increase of 67% compared to the similar period in 2020, primarily due to a significant increase in pricing and increased demand for rental vehicles. The significant increase in revenues was a direct result of the global effort to combat the incidence and spread of the COVID-19 virus, which led to a significant increase in global travel demand, suggesting a steady return to historic travel levels.
•Our net income was $902 million, representing an increase of $1,496 million year-over-year, primarily due to significantly higher revenues, as described above, in addition to disciplined cost management in 2021, building upon the cost removal achieved in 2020.
•Our Adjusted EBITDA was $1,728 million, representing a significant increase of $2.0 billion year-over-year, primarily due to significantly higher revenues and disciplined cost management.
•We repurchased approximately $1 billion of our common stock, reducing our shares outstanding by approximately 11.7 million shares.

•We issued $600 million and $500 million of 5.375% Senior Notes due 2029 and 4.750% Senior Notes due 2028, respectively, with proceeds used to redeem all of our 10.500% Senior Secured Notes due 2025, all of our 6.375% Senior Notes due 2024 and a portion of our 5.250% Senior Notes due 2025, after which we redeemed the remainder of the 5.250% Senior Notes due 2025 with cash on hand.
•We issued $1.1 billion in asset-backed notes incurring interest at a blended weighted average rate of 2.1%.
•The Company completed the acquisitions of various licensees in Europe and North America.

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Our consolidated condensed results of operations comprised the following:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Revenues	$3,001	$1,534	$1,467	96%

Expenses
Operating	1,225	825	400	48%
Vehicle depreciation and lease charges, net	277	256	21	8%
Selling, general and administrative	361	166	195	n/m
Vehicle interest, net	80	77	3	4%
Non-vehicle related depreciation and amortization	69	74	(5)	(7%)
Interest expense related to corporate debt, net:
Interest expense	47	64	(17)	(27%)
Early extinguishment of debt	7	2	5	n/m
Restructuring and other related charges	5	17	(12)	(71%)
Transaction-related costs, net	1	—	1	n/m
Total expenses	2,072	1,481	591	40%

Income before income taxes	929	53	876	n/m
Provision for income taxes	255	8	247	n/m
Net income	674	45	629	n/m
Less: net loss attributable to non-controlling interests	(1)	—	(1)	n/m
Net income attributable to Avis Budget Group, Inc.	$675	$45	$630	n/m
___________
n/m - Not Meaningful

Revenues increased $1.5 billion, or 96%, during the three months ended September 30, 2021 compared to the similar period in 2020, primarily due to a 42% increase in revenue per day, excluding exchange rate effects, a 37% increase in volume as the mobility industry recovers from the pandemic and a $15 million benefit from currency exchange rate movements. Total expenses increased 40% during the three months ended September 30, 2021, compared to the similar period in 2020, primarily due to increased demand, partially offset by cost discipline as volume returned. Our effective tax rates were a provision of 27.4% and 15.1% for the three months ended September 30, 2021 and 2020, respectively. As a result of these items, our net income increased by $629 million compared to the similar period in 2020. For the three months ended September 30, 2021 and 2020, the Company reported earnings per diluted share of $10.45 and $0.63, respectively.

Operating expenses decreased to 40.9% of revenue during the three months ended September 30, 2021 compared to 53.8% during the similar period in 2020, primarily due to the increased revenues and cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 9.2% of revenue during the three months ended September 30, 2021 compared to 16.7% during the similar period in 2020, primarily due to increased revenues and a 7% lower per unit fleet cost, excluding exchange rate effects, driven by the continued favorable trend in the used-vehicle market. Selling, general and administrative costs increased to 12.0% of revenue during the three months ended September 30, 2021 compared to 10.8% during the similar period in 2020, primarily due to increased commissions from increased leisure customer revenues, partially offset by cost discipline as volume returned. Vehicle interest costs decreased to 2.7% of revenue during the three months ended September 30, 2021 compared to 5.1% during the similar period in 2020, primarily due to increased revenues.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,
	2021		2020
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$2,403	$952	$1,114	$222
International	598	128	420	6
Corporate and Other (a)	—	(23)	—	(8)
Total Company	$3,001	$1,057	$1,534	$220

	Reconciliation to Adjusted EBITDA
			2021	2020
Net income			$674	$45
Provision for income taxes			255	8
Income before income taxes			929	53

Add:	Non-vehicle related depreciation and amortization		69	74
Interest expense related to corporate debt, net:
Interest expense			47	64
Early extinguishment of debt			7	2
Restructuring and other related charges			5	17
Transaction-related costs, net			1	—
COVID-19 charges (b)			(6)	10
Unprecedented personal-injury and other legal matters, net (c)			5	—
Adjusted EBITDA			$1,057	$220
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)The following table presents the unusual, direct and incremental costs due to the COVID-19 pandemic:

	2021	2020
Minimum annual guaranteed rent in excess of concession fees, net	$(4)	$11
Vehicles damaged in overflow parking lots, net of insurance proceeds	(3)	(19)
Incremental cleaning supplies to sanitize vehicles and facilities, and over flow parking for idle vehicles	—	18
Other charges	1	—
Operating expenses	$(6)	$8
Vehicle depreciation and lease charges	$—	$1
Selling, general and administrative expenses	$—	$1
(c)Reported within operating expenses in our consolidated condensed results of operations.

Americas

	Three Months Ended September 30,
	2021	2020	% Change
Revenues	$2,403	$1,114	116%
Adjusted EBITDA	$952	$222	329%

Revenues increased 116% during the three months ended September 30, 2021 compared to the similar period in 2020, primarily due to a 44% increase in revenue per day, a 49% increase in volume and a $5 million benefit from currency exchange rate movements.

Operating expenses decreased to 39.7% of revenue during the three months ended September 30, 2021 compared to 51.0% during the similar period in 2020, primarily due to increased revenues and cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 7.8% of revenue during the three months ended September 30, 2021 compared to 14.8% during the similar period in 2020, primarily due to increased revenues and a 6% decrease in per-unit fleet costs, driven by the continued favorable trend in the used-vehicle market. Selling, general and administrative costs increased to 10.3% of revenue during the three months ended September 30, 2021 compared to 8.3% during the similar period in 2020, primarily due to increased commissions from increased leisure customer revenues, partially offset by cost discipline as volume returned. Vehicle interest costs decreased to 2.7% of revenue during the three months ended September 30, 2021 compared to 5.8% during the similar period in 2020, primarily due to increased revenues.

Adjusted EBITDA was $730 million higher during the three months ended September 30, 2021 compared to the similar period in 2020, primarily due to increased revenues and cost discipline as volume returned.

International

	Three Months Ended September 30,
	2021	2020	% Change
Revenues	$598	$420	42%
Adjusted EBITDA	$128	$6	n/m
__________
Revenues increased 42% during the three months ended September 30, 2021, compared to the similar period in 2020, primarily due to a 25% increase in revenue per day excluding exchange rate effects, a 12% increase in volume and a $10 million benefit from currency exchange rate movements.

Operating expenses decreased to 44.7% of revenue during the three months ended September 30, 2021 compared to 61.5% during the similar period in 2020, primarily due to increased revenues and cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 15.1% of revenue during the three months ended September 30, 2021 compared to 21.6% during the similar period in 2020, primarily due to increased revenues and an 8% decrease in per-unit fleet costs, excluding exchange rate effects, driven by the continued favorable trend in the used-vehicle market. Selling, general and administrative costs increased to 15.9% of revenue during the three months ended September 30, 2021 compared to 15.1% during the similar period in 2020, primarily due to prior year furloughed employees and higher current year performance accruals, partially offset by cost discipline as volume returned. Vehicle interest costs decreased to 2.4% of revenue during the three months ended September 30, 2021 compared to 3.0% during the similar period in 2020, primarily due to increased revenues.

Adjusted EBITDA was $122 million higher in third quarter 2021 compared to the similar period in 2020, primarily due to increased revenues, decreased per-unit fleet costs and cost discipline as volume returned.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020

Our consolidated condensed results of operations comprised the following:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Revenues	$6,744	$4,047	$2,697	67%

Expenses
Operating	3,089	2,505	584	23%
Vehicle depreciation and lease charges, net	869	1,089	(220)	(20%)
Selling, general and administrative	837	549	288	52%
Vehicle interest, net	232	247	(15)	(6%)
Non-vehicle related depreciation and amortization	199	214	(15)	(7%)
Interest expense related to corporate debt, net:
Interest expense	167	163	4	2%
Early extinguishment of debt	136	9	127	n/m
Restructuring and other related charges	47	89	(42)	(47%)
Transaction-related costs, net	3	3	—	0%
Total expenses	5,579	4,868	711	15%

Income (loss) before income taxes	1,165	(821)	1,986	n/m
Provision for (benefit from) income taxes	263	(227)	490	n/m
Net income (loss)	902	(594)	1,496	n/m
Less: net loss attributable to non-controlling interests	(1)	—	(1)	n/m
Net income (loss) attributable to Avis Budget Group, Inc.	$903	$(594)	$1,497	n/m
____________
n/m - Not Meaningful
Revenues increased $2.7 billion, or 67% during the nine months ended September 30, 2021 compared to the similar period in 2020, primarily due to a 37% increase in revenue per day, excluding exchange rate effects, a 20% increase in volume and a $90 million benefit from currency exchange rate movements. Total expenses increased 15% during the nine months ended September 30, 2021, compared to the similar period in 2020, primarily due to increased demand, partially offset by cost discipline as volume returned. Our effective tax rates were a provision for (benefit from) of 22.6% and (27.6)% for the nine months ended September 30, 2021 and 2020, respectively. As a result of these items, our net income increased by $1,496 million compared to the similar period in 2020. For the nine months ended September 30, 2021 and 2020, the Company reported earnings (loss) per diluted share of $13.16 and $(8.40), respectively.

Operating expenses decreased to 45.8% of revenue during the nine months ended September 30, 2021 compared to 61.9% during the similar period in 2020, due to increased revenues and cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 12.9% of revenue during the nine months ended September 30, 2021 compared to 26.9% during the similar period in 2020, primarily due to increased revenues and a 13% decrease in per-unit fleet costs per month, excluding exchange rate effects, driven by the continued favorable trend in the used-vehicle market. Selling, general and administrative costs decreased to 12.4% of revenue during the nine months ended September 30, 2021 compared to 13.6% during the similar period in 2020, primarily due to increased revenues and cost discipline as volume returned. Vehicle interest costs decreased to 3.4% of revenue during the nine months ended September 30, 2021 compared to 6.1% during the similar period in 2020, primarily due to increased revenues.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income to Adjusted EBITDA:

	Nine Months Ended September 30,
	2021		2020
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$5,457	$1,694	$2,936	$(41)
International	1,287	86	1,111	(174)
Corporate and Other (a)	—	(52)	—	(34)
Total Company	$6,744	$1,728	$4,047	$(249)

	Reconciliation to Adjusted EBITDA
			2021	2020
Net income (loss)			$902	$(594)
Provision for (benefit from) income taxes			263	(227)
Income (loss) before income taxes			1,165	(821)

Add:	Non-vehicle related depreciation and amortization (b)		204	214
Interest expense related to corporate debt, net:
Interest expense			167	163
Early extinguishment of debt			136	9
Restructuring and other related charges			47	89
COVID-19 charges (c)			12	90
Transaction-related costs, net			3	3
Non-operational charges related to shareholder activist activity (d)			—	4
Unprecedented personal-injury and other legal matters, net (e)			(6)	—
Adjusted EBITDA			$1,728	$(249)
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)Includes cloud computing costs of $5 million within operating expenses.
(c)The following table presents the unusual, direct and incremental costs due to the COVID-19 pandemic:

	2021	2020
Minimum annual guaranteed rent in excess of concession fees, net	$12	$41
Vehicles damaged in overflow parking lots, net of insurance proceeds	(7)	$14
Incremental cleaning supplies to sanitize vehicles and facilities, and over flow parking for idle vehicles	—	$35
Other charges	7	$—
Operating expenses	$11	$87
Vehicle depreciation and lease charges	$—	$1
Selling, general and administrative expenses	$1	$2
(d)Reported within selling, general and administrative expenses in our consolidated condensed results of operations.
(e)Reported within operating expenses in our consolidated condensed results of operations.

Americas

	Nine Months Ended September 30,
	2021	2020	% Change
Revenues	$5,457	$2,936	86%
Adjusted EBITDA	$1,694	$(41)	n/m
__________

Revenues increased 86% during the nine months ended September 30, 2021 compared to the similar period in 2020, primarily due to a 41% increase in revenue per day, excluding exchange rate effects, a 31% increase in volume and an $11 million benefit from currency exchange rate movements.

Operating expenses decreased to 43.7% of revenue during the nine months ended September 30, 2021 compared to 59.5% during the similar period in 2020, primarily due to increased revenues and cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 11.5% of revenue during the nine months ended September 30, 2021 compared to 26.1% during the similar period in 2020, primarily due to increased revenues and a 13% decrease in per-unit fleet costs, driven by the continued favorable trend in the used-vehicle market. Selling, general and administrative costs decreased to 10.3% of revenue during the nine months ended September 30, 2021 compared to 11.1% during the similar period in 2020, primarily due to increased revenues and cost discipline as volume returned. Vehicle interest costs decreased to 3.5% of revenue during the nine months ended September 30, 2021 compared to 7.1% during the similar period in 2020, primarily due to increased revenues.

Adjusted EBITDA was $1.7 billion higher during the nine months ended September 30, 2021 compared to the similar period in 2020, primarily due to increased revenues, decreased per-unit fleet costs and cost discipline as volume returned.

International

	Nine Months Ended September 30,
	2021	2020	% Change
Revenues	$1,287	$1,111	16%
Adjusted EBITDA	$86	$(174)	149%

Revenues increased 16% during the nine months ended September 30, 2021, compared to the similar period in 2020, primarily due to a 13% increase in revenue per day, excluding exchange rate effects and a $79 million benefit from currency exchange rate movements, partially offset by a 4% decrease in volume as a result of the impacts of COVID-19 from first quarter 2021.

Operating expenses decreased to 54.3% of revenue during the nine months ended September 30, 2021 compared to 68.2% during the similar period in 2020, primarily due to cost discipline as volume recovers. Vehicle depreciation and lease charges decreased to 18.6% of revenue during the nine months ended September 30, 2021 compared to 29.0% during the similar period in 2020, primarily due to a 14% decrease in per-unit fleet costs, excluding exchange rate effects, driven by the continued favorable trend in the used-vehicle market. Selling, general and administrative costs increased to 17.6% of revenue during the nine months ended September 30, 2021 compared to 16.6% during the similar period in 2020, primarily due to prior year furloughed employees and higher current year performance accruals, partially offset by cost discipline as volume returned. Vehicle interest costs were at 3.1% of revenue during the nine months ended September 30, 2021 compared to 3.5% during the similar period in 2020.

Adjusted EBITDA increased 149% during the nine months ended September 30, 2021 compared to the similar period in 2020, primarily due to a cost discipline as volume recovers and decreased per-unit fleet costs.

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

FINANCIAL CONDITION

	September 30, 2021	December 31, 2020	Change
Total assets exclusive of assets under vehicle programs	$8,588	$8,365	$223
Total liabilities exclusive of liabilities under vehicle programs	9,027	9,053	(26)
Assets under vehicle programs	13,022	9,173	3,849
Liabilities under vehicle programs	12,781	8,640	4,141
Stockholders’ equity	(198)	(155)	(43)

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

In March 2021, we issued $600 million of 5.375% Senior Notes due 2029, at par. We used the proceeds, together with cash on hand, to redeem all of our outstanding 10.500% Senior Secured Notes due 2025. In March 2021, we issued $500 million of 4.750% Senior Notes due 2028. We used the proceeds, together with cash on hand, to redeem all of our outstanding 6.375% Senior Notes due 2024 and $140 million in aggregate principal amount of our 5.250% Senior Notes due in 2025. In July, we amended our senior credit facilities to remove the restrictions imposed in April 2020, to increase the revolving credit facility to $1.95 billion and to extend the maturity of the facility to 2026. As a result, we have no meaningful corporate debt maturities until 2024. In September 2021, the Company redeemed $235 million remaining principal amount of its 5.250% Senior Notes due March 2025.

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

The Company’s Board of Directors has authorized the repurchase of up to $3.1 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in August 2021. The Company’s stock repurchases may occur through open market purchases, privately negotiated transactions or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restricted payment capacity under our debt instruments and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date. During the nine months ended September 30, 2021, the Company repurchased approximately 11.7 million shares of common stock at a cost of approximately $1.0 billion under the program. As of September 30, 2021, approximately $397 million of authorization remained available to repurchase common stock under the program.

CASH FLOWS

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2021	2020	Change
Cash provided by (used in):
Operating activities	$2,548	$632	$1,916
Investing activities	(4,931)	2,483	(7,414)
Financing activities	2,578	(2,383)	4,961
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(15)	28	(43)
Net decrease in cash and cash equivalents, program and restricted cash	180	760	(580)
Cash and cash equivalents, program and restricted cash, beginning of period	765	900	(135)
Cash and cash equivalents, program and restricted cash, end of period	$945	$1,660	$(715)
The increase in cash provided by operating activities during the nine months ended September 30, 2021 compared with the same period in 2020 is primarily due to the increase in our net income.

The increase in cash used in investing activities during the nine months ended September 30, 2021 compared with the same period in 2020 is primarily due to an increase in investment in vehicles and a reduction in the disposition of vehicles.
The increase in cash provided by financing activities during the nine months ended September 30, 2021 compared with the same period in 2020 is primarily due to a decrease in net payments under vehicle programs.

DEBT AND FINANCING ARRANGEMENTS

At September 30, 2021, we had approximately $15 billion of indebtedness, including corporate indebtedness of approximately $4 billion and debt under vehicle programs of approximately $11 billion. For information regarding our debt and borrowing arrangements, see Notes 1, 11 and 12 to our Consolidated Condensed Financial Statements.

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

During 2020, our liquidity position was impacted by COVID-19 as a result of significant volume declines. However, during the first nine months of 2021, travel advisories and restrictions were eased, which led to a significant increase in global travel demand, resulting in increased demand for rental vehicles and improved pricing across the industry. However, the full extent of the ongoing impact of this virus on the Company’s long-term operational performance and liquidity will depend on future developments, including those outside of our control, such as the spread of new variants of the virus, which may be resistant to currently approved vaccines and the implementation of new or continued travel restrictions.

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

As of September 30, 2021, we had access to $0.9 billion of available cash and cash equivalents and available borrowings under our revolving credit facility of approximately $0.4 billion, providing us with access to an approximate $1.3 billion of total liquidity. See Note 1 to our Consolidated Condensed Financial Statements for detailed information on liquidity and management’s plans.

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the consolidated first lien leverage ratio requirement and other covenants associated with our senior credit facilities and other borrowings. As of September 30, 2021, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2020 Form 10-K as well as the “Risk Factors” section in this quarterly report.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2020 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $4.6 billion from December 31, 2020, to approximately $4.1 billion as of September 30, 2021 due to seasonality. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 11 and 12 to our Consolidated Condensed Financial Statements.

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

During the nine months ended September 30, 2021, we began to see a recovery from the impacts COVID-19 had on our business. However, we continued to observe impacts of COVID-19 in certain areas. We evaluated qualitative factors and determined that an interim impairment test was not required this quarter as we believe it is more likely than not that the fair value of our goodwill and other indefinite-lived intangible assets exceeds the carrying value.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used September 30, 2021 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended September 30, 2021. For additional information regarding our long-term borrowings and financial instruments, see Notes 11, 12 and 17 to our Consolidated Condensed Financial Statements.

Item 4.    Controls and Procedures

(a)Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding the Company’s legal proceedings, see Note 13 to our Consolidated Condensed Financial Statements and refer to the Company’s 2020 Form 10-K.

Item 1A.    Risk Factors

The following risk factor is provided to update the risk factors of the Company previously disclosed in periodic reports filed with the SEC, including its 2020 Form 10-K.

We face risks associated with our suppliers of vehicles, including as a result of a global semiconductor supply shortage.

We have faced and may face additional delays in receiving delivery of new vehicles from vehicle manufacturers for a variety of reasons, including due to closures at manufacturing facilities or otherwise. In particular, a global semiconductor supply shortage is having wide-ranging effects across multiple industries, particularly the automotive industry, and it has impacted multiple vehicle manufacturers that supply vehicles to us. For example, some automobile plants in North America and elsewhere have halted or reduced vehicle production due to the shortage of semiconductors used in the production of their vehicles. As a result, the semiconductor supply shortage has had, and is expected to continue to have, an impact on new car deliveries and the mileage of the vehicles in our fleet, which may make it challenging to meet consumer demand.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($ in millions)
July 2021	3.8	$76.09	3.8	$1,105
August 2021	5.1	$87.43	5.1	$658
September 2021	2.7	$96.68	2.7	$397
	11.6	$85.90	11.6	$397

The Company’s Board of Directors has authorized the repurchase of up to $3.1 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in August 2021. Under the Company’s stock repurchase program, the Company repurchases shares from time to time in open market transactions, and may also repurchase shares in accelerated share repurchases, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, the Company’s share price, legal requirements, restricted payment capacity under its debt instruments and other factors. The stock repurchase program may be suspended, modified or discontinued at any time without prior notice.

Item 6.    Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date:	November 2, 2021	/s/ Cathleen DeGenova
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

10.2
Second Amendment, dated September 15, 2021, to the Third Amended and Restated Cooperation Agreement, dated as of February 23, 2020, by and among Avis Budget Group, Inc., SRS Investment Management, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 15, 2021).

10.3	Amendment to the Avis Budget Group, Inc. Amended and Restated Equity and Incentive Plan dated October 26, 2021.
31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)