Form 10-K
period 2021-12-31
AVIS BUDGET GROUP, INC.
filed 2022-02-17
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,950,137,684 based on the closing price of its common stock on the NASDAQ Global Select Market.
As of February 11, 2022, the number of shares outstanding of the registrant’s common stock was 53,767,484.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be mailed to stockholders in connection with the registrant’s 2022 annual meeting of stockholders (the “Annual Proxy Statement”) are incorporated by reference into Part III hereof.

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

•a change in our fleet costs, including as a result of a change in the cost of new vehicles, resulting from inflation or otherwise, manufacturer recalls, disruption in the supply of new vehicles, shortages in semiconductors used in new vehicle production, and/or a change in the price at which we dispose of used vehicles either in the used vehicle market or under repurchase or guaranteed depreciation programs;

•the results of operations or financial condition of the manufacturers of our vehicles, which could impact their ability to perform their payment obligations under our agreements with them, including repurchase and/or guaranteed depreciation arrangements, and/or their willingness or ability to make vehicles available to us or the mobility industry as a whole on commercially reasonable terms or at all, particularly as COVID-19 related restrictions are lifted and travel demand increases;

•the significant volatility in travel demand as a result of COVID-19, including the current and any future disruptions in airline passenger traffic;

•a deterioration in economic conditions, particularly during our peak season or in key market segments;

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

•any impact on us from the actions of our third-party vendors, licensees, dealers, independent operators and independent contractors and/or disputes that may arise out of our agreements with such parties;

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

•failure to achieve our business plans, deterioration in general economic conditions of the countries in which we operate, or significant changes in the assumptions and estimates that are used in our impairment testing for goodwill or intangible assets, which could result in a significant impairment of our goodwill or intangible assets; and

•other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services.

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

PART I

ITEM 1. BUSINESS

Except as expressly indicated or unless the context otherwise requires, the “Company,” “Avis Budget,” “we,” “our” or “us” means Avis Budget Group, Inc. and its subsidiaries. “Avis,” “Budget,” “Budget Truck,” “Zipcar,” “Payless,” “Apex,” “Maggiore,” “Morini Rent,” “Turiscar,” “FranceCars” and “ACL Hire” refer to our Avis Rent A Car System, LLC, Budget Rent A Car System, Inc., Budget Truck Rental, LLC, Zipcar, Inc., Payless Car Rental, Inc., Apex Car Rentals, Avis Budget Italia S.P.A., Morini S.p.A., Turiscar Rent A Car, S.A., AAA France Cars SAS and ACL Hire Ltd. operations, respectively, and, unless the context otherwise requires, do not include the operations of our licensees, as further discussed below.

OVERVIEW

We are a leading global provider of mobility solutions through our three most recognized brands, Avis, Budget and Zipcar, together with several other brands, well recognized in their respective markets. Our brands offer a range of options, from car and truck rental to car sharing. We license the use of the Avis, Budget, Zipcar and other brands’ trademarks to licensees in areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world. We generally maintain a leading share of airport car rental revenues in North America, Europe and Australasia, and we operate a leading car sharing network, as well as one of the leading commercial truck rental businesses in the United States. We believe the range of options from our diversified brands enjoy complementary demand patterns with mid-week commercial demand balanced by weekend leisure demand.

The impact to our business from the COVID-19 pandemic subsided during 2021, as global travel demand improved. On average, our global rental fleet totaled over 590,000 vehicles in fourth quarter 2021. We completed more than 28 million vehicle rental transactions worldwide and generated total revenues of $9.3 billion during 2021. Our brands and mobility solutions have an extended global reach with nearly 10,400 rental locations throughout the world, including approximately 4,000 locations operated by our licensees.

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

Additional discussion of our reportable segments is included in the Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 21 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

OUR STRATEGY

For 2022, we expect our strategy to drive a lower cost structure over the longer-term while maximizing revenue opportunities through continued focus on cost, revenue growth and investment.

Cost Optimization

By designing new processes and implementing new systems, we seek to provide enhanced visibility and accountability for fixed and variable costs in our operations, with particular focus on a number of cost categories, including, among others, fleet.

Core Revenue Growth

By focusing on fleet acquisition, the customer experience, contract signings with corporate accounts and partnerships, we seek to increase our revenue. Our customer experience strategy is expected to focus on omni-

channel service and sales, and a personalized experience utilizing QUICKPASS, the Company’s branded customer experience, which includes, for the locations in which it is offered, an enhanced booking experience, vehicle choice, express exit and a self-service on rent experience, among other features.

Capital Investments

Investments in 2022 are expected to allow us to maximize our infrastructure to further revenue growth and cost efficiencies. Investments for 2022 are expected to include investments in our systems, operations, customer experience and electric vehicle capabilities.

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

The following graphs present the approximate composition of our revenues in 2021.
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

The table below presents the approximate number of Avis locations as of December 31, 2021.

	Avis Locations*
	Americas	International	Total
Company-operated locations	1,850	1,100	2,950
Licensee locations	450	1,800	2,250
Total Avis Locations	2,300	2,900	5,200
*     Certain locations support multiple brands.

In 2021, our Company-operated Avis locations generated total revenues of approximately $4.9 billion, of which approximately $2.2 billion was derived from commercial customers and approximately $3.3 billion was derived from customers renting at airports. The following graphs present the approximate composition of our Avis revenues in 2021.

We also license the Avis brand to independent commercial owners who operate approximately half of our locations worldwide and generally pay royalty fees to us based on a percentage of applicable revenues. In 2021, these royalty fees totaled approximately 1% of our Avis revenues.

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

•Avis Preferred, an award-winning frequent renter rewards program that offers counter-bypass at major airport locations and reward points for every dollar spent on vehicle rentals and related products. Avis QuickPass, the newest feature on the Avis mobile application, allows Avis Preferred customers to select their specific car via their mobile device upon arrival, proceed directly to the vehicle, and utilize a unique code to exit via our automated Express Exit for a completely contactless rental experience;

•the Avis Signature Series, a selection of luxury vehicles including Mercedes, Jaguars, Corvettes, and others;

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

The table below presents the approximate number of Budget locations as of December 31, 2021.

	Budget Locations*
	Americas	International	Total
Company-operated locations	1,350	850	2,200
Licensee locations	500	1,050	1,550
Total Budget Locations	1,850	1,900	3,750
*     Certain locations support multiple brands.

We also license the Budget brand to independent commercial owners who operate approximately half of our locations worldwide and generally pay royalty fees to us based on a percentage of applicable revenues. In 2021, these royalty fees totaled approximately 1% of our Budget revenues.

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

Budget Truck

Our Budget Truck rental business is one of the largest local and one-way truck and cargo van rental businesses in the United States. As of December 31, 2021, our Budget Truck fleet is comprised of approximately 20,000 vehicles that are rented through a network of approximately 465 dealer-operated and 385 Company-operated locations throughout the continental United States. These dealers are independently-owned businesses that generally operate other retail service businesses. In addition to their principal businesses, the dealers rent our light- and medium-duty trucks and commercial cargo vans to customers and are responsible for collecting payments on our behalf. The dealers receive a commission on all truck, van and ancillary equipment rentals. The Budget Truck rental business serves both the light commercial and consumer sectors. The light commercial sector consists of a wide range of businesses that rent light- to medium-duty trucks, which we define as trucks having a gross vehicle weight of less than 26,000 pounds, for a variety of commercial applications. The consumer sector consists primarily of individuals who rent trucks to move household goods on either a one-way or local basis.

In 2021, our Company-operated Budget vehicle rental operations generated total revenues of approximately $3.7 billion, of which approximately $2.9 billion was derived from leisure customers and $2.4 billion was derived from customers renting at airports. The following graphs present the approximate composition of our Budget revenues in 2021.

Zipcar is a leading car sharing network, driven by a mission to enable simple and responsible urban living. With its wide variety of self-service vehicles available by the hour or day, Zipcar offers comprehensive, convenient and flexible car sharing options in urban areas and college campuses in hundreds of cities and towns. Zipcar provides its members on-demand, self-service vehicles in reserved parking spaces located in neighborhoods, business districts, office complexes and college campuses, as an alternative to car ownership. Members can reserve vehicles online or on a mobile device, by the minute, hour or by the day, at rates that include gasoline, secondary insurance and other costs associated with vehicle ownership. We continue to offer our Zipcar Flex product in London providing for one-way rentals, including to and from Heathrow airport, which can be parked in public on-street spots in designated areas of the city.

Other Brands

Our other brands include the following:

•Payless, a leading rental car supplier serving the deep-value segment of the industry, which we license or operate in approximately 265 locations worldwide, including more than 175 locations operated by licensees and approximately 90 Company-operated locations.

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

•Morini Rent, a leading vehicle rental brand in Italy, which offers rental of cars, vans and refrigerated vehicles and which we operate in approximately 50 rental locations throughout the country.

•FranceCars, which operates one of the largest light commercial vehicle rental fleets in France in approximately 75 rental locations and leverages our existing operational processes and local customer base.

•Turiscar, a leading vehicle rental brand in Portugal, which operates primarily in the corporate market, including light commercial vehicles, at approximately 25 rental locations throughout the country.
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

Our Zipcar members may reserve cars by the minute, hour or by the day through Zipcar’s reservation system, which is accessible through the Zipcar website or through the Zipcar application on their smartphone. We also use two-way SMS texting, enabling us to proactively reach out to members during their reservation via their mobile device to manage their reservation, including reservation extension.

Marketing and Sales

We support our brands through a range of marketing channels and campaigns, including traditional media as well as Internet and email marketing, social media and mobile device applications. We market through sponsorships of major sports entities such as the PGA Tour and the New York Yankees. We also market through sponsorships of charitable organizations. We utilize a customer relationship management system that enables us to deliver more targeted and relevant offers to customers across online and offline channels and allows our customers to benefit through better and more relevant marketing, improved service delivery, including an expedited and contactless rental process, and loyalty programs that reward frequent renters with free rental days and car class upgrades.

We maintain strong links to the travel industry including marketing alliances with numerous marketing partners, such as airlines and major hotel companies. In addition, we have developed relationships that provide brand exposure and access to new customers, including deals to provide vehicles to ride-hail drivers in cities across North America.

In 2021, approximately 60% of vehicle rental transactions originating from our Company-operated Avis locations were generated by travelers who rented from Avis under contracts between Avis and their employers or through membership in an organization with which Avis has a contractual affiliation (such as AARP and Costco Wholesale). The Company offers Business Intelligence, an online portal complete with rental summary dashboards, visualizations and detailed reports that provides our corporate customers with insight into their program’s performance, giving them direct access to more data in a customer-facing portal offering useful data insights, including options to customize and schedule reports. Avis also maintains marketing relationships with other organizations such as Amazon, American Express, MasterCard International and others, through which we are able to provide their customers with incentives to rent from Avis. Generally, Avis licensees also have the option to participate in these affiliations.

Additionally, we offer “Unlimited Rewards®,” an award-winning loyalty incentive program for travel agents, and Avis and Budget programs for small businesses that offer discounted rates, central billing options and rental credits to members. We have contractual arrangements with American Express, MasterCard International and other organizations, which offer members incentives to rent.

Our Zipcar brand utilizes a diverse set of marketing and sales strategies to acquire and engage members, including digital marketing, email and in-app messaging, and social media engagement. Zipcar maintains close relationships with universities that provide access to campuses and various marketing channels to attract students who, upon graduation, may continue their relationship with us. Through our Zipcar for Business program, we also offer direct-bill accounts and employee benefit programs to companies, federal agencies and local governments that support the use of Zipcars.

LICENSING

We have licensees in approximately 175 countries throughout the world. Royalty fee revenues derived from our vehicle rental licensees in 2021 totaled $105 million, with approximately $72 million in our International segment and $33 million in our Americas segment. Licensed locations are independently operated by our licensees and range from large operations at major airport locations and territories encompassing entire countries to relatively small operations in suburban or rural locations. Our licensees generally maintain separate independently owned and operated fleets. Royalties generated from licensing provide us with a source of high-margin revenue because there are relatively limited additional costs associated with fees paid by licensees to us. In some geographies we facilitate one-way vehicle rentals between Company-operated and licensed locations, which enables us to offer an integrated network of locations to our customers.

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

Fleet Purchases

We maintain a diverse rental fleet, in which no vehicle manufacturer represented more than 21% of our 2021 fleet purchases, and we regularly adjust our fleet levels to be consistent with demand. We participate in a variety of vehicle purchase programs with major vehicle manufacturers. In 2021, we purchased vehicles from Toyota Motor Corporation, Stellantis N.V., Kia Motor Corporation, Volkswagen Group, Ford Motor Company, Nissan Motor Company and General Motors Company.

Fleet costs represented approximately 16% of our aggregate expenses in 2021. Fleet costs can vary from year to year based on the prices at which we are able to purchase and dispose of rental vehicles, the mix of risk and program vehicles, holding periods, and overall fleet mix.

In 2021, approximately 22% of our average rental fleet was comprised of the following:

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

Our agreements with automobile manufacturers typically require that we pay more for program vehicles and maintain them in our fleet for a minimum number of months and impose certain return conditions, including vehicle condition and mileage requirements. When we return program vehicles to the manufacturer, we receive the price guaranteed at the time of purchase and are therefore protected from fluctuations in the price of previously-owned vehicles in the wholesale market. In 2021, approximately 37% of the vehicles we disposed of were sold pursuant to repurchase or guaranteed depreciation programs. The future percentages of program and risk vehicles in our fleet will depend on several factors, including our expectations for future used vehicle prices, our seasonal needs and the availability and attractiveness of manufacturers’ repurchase and guaranteed depreciation programs.

Fleet Dispositions

We dispose of our risk vehicles largely through alternative disposition channels, including direct-to-consumer, online auctions, and direct-to-dealer sales, as well as through more traditional automobile auctions. Alternative disposition channels provide the opportunity to increase vehicle sales prices and reduce relevant fleet costs compared to selling vehicles at auctions. We have continued to expand the scope of our direct-to-consumer vehicle sales program, growing sales of our risk vehicles directly to consumers through our Ultimate Test Drive (UTD) online program and our 16 physical retail locations. Both our UTD program and retail locations offer customers the ability to purchase well-maintained, late-model rental vehicles from our fleet. We dispose of our program vehicles in accordance with repurchase or guaranteed depreciation programs with major vehicle manufacturers.

Fleet Utilization

In 2021, our average quarterly vehicle rental fleet size ranged from a low of approximately 412,000 vehicles in first quarter to a high of approximately 600,000 vehicles in third quarter. Average fleet utilization for 2021, which is based on the number of rental days (or portion thereof) that vehicles are rented compared to the total amount of time that vehicles are available for rent, ranged from approximately 67% in first quarter to approximately 72% in third quarter. Our average car rental fleet size and utilization are typically highest during the third quarter of each year. Our calculation of utilization may not be comparable to other companies’ calculation of similarly titled metrics.

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

In 2020, as a response to COVID-19, we launched the “Avis Safety Pledge” and “Budget Worry-Free Promise,” designed to keep our customers and employees safe through a partnership with RB, the maker of Lysol, to enhance the cleanliness and disinfection of our rental facilities and vehicles. RB is also part of a coalition we formed with Hip Hop Public Health, a national nonprofit organization that creates engaging content to drive behavioral change and supplements our employee training for consistent, responsible habits and to optimize the effectiveness of our cleaning protocols. Our facilities are also utilizing plexiglass shields along with signage and floor markings to encourage safety habits and social distancing, and we have provided our staff with masks, hand sanitizer and gloves and we make this protective equipment available to our customers.

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

The following chart presents our quarterly revenues for the years ended December 31, 2019, 2020 and 2021.

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

Our vehicle rental operations compete primarily with Enterprise Holdings, Inc., which operates the Enterprise, National and Alamo car rental brands; Hertz Global Holdings, Inc., which operates the Hertz, Dollar and Thrifty brands; Europcar Mobility Group, which operates the Europcar, Goldcar, InterRent, Buchbinder, Fox Rent A Car and Ubeeqo brands; and Sixt AG. We also compete with smaller local and regional vehicle rental companies for vehicle rental market share, and with ride-hailing companies largely for short length trips in urban areas. Our Zipcar brand also competes with various local and regional mobility companies, including mobility services sponsored by several auto manufacturers, ride-hailing and car sharing companies and other technology players in the mobility industry. Our Budget Truck operations in the United States competes with several other local, regional and nationwide truck rental companies including U-Haul International, Inc., Penske Truck Leasing Corporation, Ryder Systems, Inc. and Enterprise Truck Rental.

INSURANCE AND RISK MANAGEMENT

Our vehicle rental and corporate operations expose us to various types of claims for bodily injury, death and property damage related to the use of our vehicles and/or properties, as well as general employment-related matters stemming from our operations. In addition, we currently purchase insurance coverage to limit our exposure to legal fees and expenses resulting from cybersecurity breaches. We generally retain economic exposure for liability to third parties arising from vehicle rental and car sharing services in the United States, Canada, Puerto Rico and the U.S. Virgin Islands, in accordance with the minimum financial responsibility requirements (“MFRs”) and primacy of coverage laws of the relevant jurisdiction. In certain cases, we assume liability above applicable MFRs, up to $5 million per occurrence, other than in cases involving a negligent act on the part of the Company, for which we purchase insurance coverage for exposures beyond retained amounts from a combination of unaffiliated excess insurers.

In Europe, we insure the risk of liability to third parties arising from vehicle rental and car sharing services in accordance with local regulatory requirements primarily through insurance policies provided by unaffiliated insurers. We retain a portion of the insured risk of liability through local deductibles, and by reinsuring certain risks through our captive insurance subsidiary AEGIS Motor Insurance Limited. In Australasia, motor vehicle bodily injury insurance coverage is compulsory and provided upon vehicle registration. In addition, we provide our customers with third-party property damage insurance through an unaffiliated third-party insurer. We retain a share of property damage risk through local deductibles. AEGIS Motor Insurance Limited reinsures certain risks through an unaffiliated company, which limits its liabilities.

We offer our U.S. customers a range of optional insurance products and coverages such as supplemental liability insurance, personal accident insurance, personal effects protection, emergency sickness protection, automobile towing protection and cargo insurance, which create additional risk exposure for us. When a customer elects to purchase supplemental liability insurance or other optional insurance related products, we typically retain economic exposure to loss, since the insurance is provided by an unaffiliated insurer that is reinsuring its exposure through our captive insurance subsidiary, Constellation Reinsurance Co., Ltd. Additional personal accident insurance offered to our customers in Europe is provided by a third-party insurer, and primarily reinsured by our Avis Budget Europe International Reinsurance Limited subsidiary. We also maintain excess insurance coverage through unaffiliated carriers to help mitigate our potential exposure to large liability losses. We otherwise bear these and other risks, except to the extent that the risks are transferred through insurance or contractual arrangements.

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

ENVIRONMENTAL, SOCIAL & GOVERNANCE (“ESG”)

We recognize our role as one of the world’s leading mobility solutions providers. As a result, we are focused on supporting the transition to a low-carbon economy and employ practices designed to promote a more fair, just and equal workplace and community.

The Environment: We are committed to offering safe and low-carbon transportation solutions:

•Greenhouse Gas Emissions: As our corporate and leisure customers become increasingly aware and concerned about pollution and congestion caused by vehicles, we aim to provide sustainable transportation solutions by leveraging connected vehicle technology and introducing more fuel efficient and low emission vehicles.

•Sustainable Operations: We are driving the efficiencies needed to reduce our environmental impact and enhance the sustainability of our operations. These are mainly driven by improvements in vehicle preventive maintenance, the incorporation of green building practices and by complying with all environmental regulations.

•Carbon Offset Program: We work closely with our corporate customers to help them achieve their environmental impact reduction targets through our carbon offset program.

•Sustainable Fleet: We are actively anticipating and driving changes in mobility. Connected and autonomous vehicles are likely to become a common feature worldwide, along with an increase use of electric and shared vehicles, which is why we are building on our core experience, data intelligence and technology to develop entirely new lines of business and extend our offering and capabilities for our customers, businesses and cities. Our efforts include:

◦Car Sharing: Zipcar continually improves its car sharing technology, which includes its mobile member app, in-vehicle telematics hardware, and reservation, fleet management and community management systems. Zipcar’s technology platform is key to providing a successful self-service experience for its members and effectively managing a distributed fleet of vehicles and associated parking locations. With more than one million members worldwide, Zipcar is helping reduce traffic and congestion.

◦Connected Vehicles: Connected vehicles support our ability to reduce emissions through a steadfast focus on fleet maintenance and optimization.

◦Fleet Efficiency: We offer our customers the opportunity to choose from a wide variety of vehicles, including hybrids, electric or fuel-efficient vehicles at almost all of our locations. Our fleet consists primarily of vehicles from the current and immediately preceding model year - this ensures the highest possible standards of air emissions control.

Social: We believe that our success has its foundation in how we treat our employees. We seek to foster an environment where communication among our employees is open, honest, and respectful; performance is recognized; growth is encouraged; and accomplishments - individual and collective - are celebrated. We also seek to support the well-being and development of the people we employ and the communities in which they work.

Giving Back: We are a global company with local reach in numerous communities around the world. Whether we work individually or as a team, doing the right thing and supporting our communities helps employees feel their work is more than just a job, and makes them feel proud to be part of the Avis Budget Group family. As well as encouraging our employees to volunteer in their local communities, we are committed to supporting a variety of causes and charities that aid people in crisis situations.

Supporting Community Resilience: Over the past 70 years, we have developed strong competencies in responding to business disruptions. Whether the disruption is man-made, an extreme weather event or a global health crisis, our business continuity programs are central to how we respond in times of crisis. Our program’s focus is on preparing and protecting our people, property and infrastructure. We utilize an “all hands on deck” approach within our incident management and command structure to ensure that we respond as rapidly and effectively as possible. We have also developed longstanding partnerships with leading national disaster response agencies, which strengthen our ability to provide support to affected customers, employees and communities.

Our most recent ESG Report is available on the Company’s website. The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

OUR HUMAN CAPITAL RESOURCES AND MANAGEMENT

Our human capital objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and future or prospective employees. Our compensation program is designed to attract, retain and motivate highly qualified employees and executives.

Employees

As of December 31, 2021, we employed approximately 21,000 people worldwide, of whom approximately 5,000 were employed on a part-time basis. Of our approximately 21,000 employees, approximately 7,400 were employed in our International segment. In our Americas segment, the majority of our employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. In our International segment, we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. Many of our employees are covered by a variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions.

We strive to maintain satisfactory relationships with all of our employees, including the unions and work councils representing these employees. As of December 31, 2021, approximately 27% of our employees were covered by collective bargaining or similar agreements with various labor unions. We believe our employee relations are satisfactory. We have never experienced a large-scale work stoppage.

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

Recruitment and Development

Our talent strategy is solidly rooted in attracting and retaining a diverse workforce. We run numerous recruitment programs that aim to give back to our local communities. Our Talent Acquisition teams have strong relationships with organizations that help us reach a diverse pool of candidates including LGBTQ+ and those with disabilities. We believe that our employees possess a wealth of knowledge that could and should be shared with others. We have a wealth of established learning and talent programs that we make available to our employees, including a digital learning platform that has transformed the way we produce, manage and share learning resources.

Diversity, Inclusion and Belonging

We embrace diversity and inclusion. We value each employee around the world, whose talent, skill and personality have helped establish us as a leading global mobility provider. We believe that embracing and promoting diversity is a critical component of our success and we have committed to creating a safe, supportive and inclusive environment. As an equal-opportunity employer, we are proud to provide an inclusive workplace that embraces and celebrates demographic, cultural and lifestyle differences. We strive to have a diverse and inclusive work environment where employees feel valued for their uniqueness, recognized for their diverse talents, and where they can bring their whole selves to work. We have created employee resource groups (“ERGs”) to advocate for equality, provide opportunities for advancement, and facilitate discussion around best practices and resources to advance more targeted cultural and racial understanding and diversity. These ERGs provide a space where employees can foster connections and develop in a supportive environment. As of the end of 2021, we had three ERGs: Power of Women; Power of Veterans; and Power of Color.

Health and Safety

The health and safety of our employees is our highest priority because our people are our most valuable asset. Consistent with our operating philosophy, we are committed to safety and our core belief is that health and safety is every employee’s responsibility, not only for our employees but for our customers, vendors, and all stakeholders. We currently collect incident rates to track safety performance for our United States operations, which represents our largest employee population. Our focus is also evident in our response to the COVID-19 pandemic, including the launch of the Avis Safety Pledge and the Budget Worry-Free Promise to help provide a safe and convenient rental experience by enhancing our cleaning protocols and training on safety procedures related to the pandemic. We have also added work-from-home flexibility for employees who can work remotely; implemented temperature screening of employees at the majority of our locations in the United States; established new physical distancing procedures; provided additional personal protective equipment and cleaning supplies; modified certain work spaces with plexiglass dividers; implemented protocols to address actual and suspected COVID-19 cases and potential exposure; and required masks to be worn in all locations where allowed by local law. We will continue to provide our staff with hand sanitizer, gloves and masks and conduct daily health self-assessments before shifts where we are permitted to do so.

Well-being

We take a holistic approach to well-being. We understand that to deliver our best performance, our employees need to be healthy and happy in all areas of their lives. Our Live Well program focuses on helping our people achieve all aspects of well-being through habits and activities that promote physical, financial and emotional well-being.

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

RISKS RELATED TO THE COVID-19 PANDEMIC

COVID-19 is continuing to impact our industry, operations, strategies and financial position, and the duration of the pandemic and its implications on our business are still uncertain.

The COVID-19 pandemic has affected, and is expected to continue to affect, our business, financial condition, results of operations and/or cash flows for an extended period. Governmental authorities have taken, and continue to take, measures to address the pandemic, including restrictions on travel and other measures, such as lockdowns. The pandemic is highly fluid and rapidly evolving and we cannot anticipate with any certainty the length, scope or severity of its impact in each of the jurisdictions that we operate, including due to new variants emerging such as the Omicron variant. If the pandemic continues, there could be adverse impacts to our revenues, customer demand and expenses, the used car market, our workforce, our indebtedness and adequacy of cash flow, earnings and liquidity, consumer sentiment and discretionary spending patterns, and our overall financial condition, any of which could be material.

Due to the pandemic, we have faced, among other impacts to our business, reductions in travel volumes, impacts to staffing levels, and delays in receiving delivery of new vehicles from vehicle manufacturers, including, but not limited to, due to a global semiconductor supply shortage, as further described below. As a result of delays in receiving new vehicle deliveries, the average mileage of a portion of the vehicles in our fleet has increased, and we could face challenges meeting consumer demand and customer expectations should such delays continue.

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

We face risks related to fleet costs and availability, including as a result of disruptions in the production and delivery of new vehicles due to the lack of availability of parts and key components, such as semiconductor chips.

Fleet costs typically represent our single largest expense and can vary from year to year based on the prices that we are able to purchase and dispose of our vehicles. We purchase program vehicles, which are guaranteed a rate of depreciation through agreements with auto manufacturers, and non-program, or “risk” vehicles. In 2021, on average approximately 78% of our rental fleet was comprised of risk vehicles.

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

While we source our fleet purchases from a wide range of auto manufacturers, we are exposed to risk to the extent that any auto manufacturer significantly curtails production. Such production may be curtailed as a result of a wide range of factors, including impacts of the COVID-19 pandemic and supply chain impacts, including shortages of semiconductors, which have caused and may continue to cause certain auto manufacturers to suspend or slow production of new vehicles. We are also exposed to risk to the extent that any auto manufacturer increases the cost of vehicles, including as a result of inflation, or declines to sell vehicles to us on terms or at prices consistent with past practice. Should any of these risks occur, we may be unable to obtain a sufficient number of vehicles to operate our business without significantly increasing our fleet costs or reducing our volumes.

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

Demand for vehicle rentals is generally subject to and impacted by international, national and local economic conditions and travel demand, which can be impacted by many factors, including inflation. When travel demand or economic conditions in the United States, Europe and/or worldwide weakens, our financial condition and results of operations are often adversely impacted.

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

RISKS RELATED TO LEGAL, REGULATORY AND ESG-RELATED MATTERS

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

We face risks related to the increasing attention to ESG matters.

Increasing attention to climate change, increasing societal expectations on companies to address climate change, and potential consumer and customer use of substitutes to our products may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, reputational harm and negative impacts on our stock price and access to capital markets.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and investment community divestment initiatives may lead to negative investor sentiment toward us and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.

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

A portion of our borrowings, primarily our vehicle-backed borrowings, bears interest at variable rates that expose us to interest rate risk. If interest rates were to increase, whether due to an increase in market interest rates or an increase in our own cost of borrowing, our debt service obligations for our variable rate indebtedness would increase even though the amount of borrowings remained the same, and our results of operations could be adversely affected. As of December 31, 2021, our total outstanding debt of approximately $15.4 billion included unhedged interest rate sensitive debt of approximately $4.1 billion. During our seasonal borrowing peak in 2021, outstanding unhedged interest rate sensitive debt totaled approximately $3.9 billion.

Virtually all of our debt under vehicle programs and certain of our corporate indebtedness matures within the next five years. If we are unable to refinance maturing indebtedness at interest rates that are equivalent to or lower than the interest rates on our maturing debt, our results of operations or our financial condition may be adversely affected.

The interest rates of certain of our financing instruments are priced using a spread over LIBOR.

Certain of our debt agreements use LIBOR as a reference rate for interest rate calculations. On March 5, 2021, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it will not compel panel banks to contribute to the US Dollar LIBOR tenors after June 30, 2023. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate, which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, we cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our results of operations. If LIBOR is discontinued, we may incur additional costs related to contract renegotiation for such agreements.

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

The centralized nature of our information systems combined with the global nature of our business requires the routine flow of information about employees, customers and potential customers across national borders, particularly in the United States, the United Kingdom and Europe. In 2020, the Court of Justice of the European Union invalidated mechanisms for transferring personal information out of the EU. This decision imposes additional obligations and restrictions related to data transfers between the EU and other countries, including the U.S., and may affect our ability to serve our customers and efficiently manage our employees and operations. In addition, our failure to maintain the security of the data we hold, whether as a result of our own error or the actions of others, could harm our reputation or give rise to legal liabilities that adversely impact our financial condition or results of operations. Privacy and data protection laws and regulations restrict the ways that we process our transaction information and the Payment Card Industry imposes strict customer credit card data security standards to ensure that our customers’ credit card information is protected. Failure to meet these data security standards could result in substantial increased fees to credit card companies, other liabilities and/or loss of the right to collect credit card payments, which could adversely impact our financial condition or results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 6 Sylvan Way, Parsippany, New Jersey 07054 pursuant to a lease agreement that expires in 2023. We own a facility in Virginia Beach, Virginia, which serves as a satellite administrative facility for our car and truck rental operations. We also lease office space in Tulsa, Oklahoma, and Boston, Massachusetts, pursuant to leases expiring in 2025 and 2023, respectively. These locations primarily provide operational and administrative services or contact center operations for our Americas segment. We also lease office space in Bracknell, England, Barcelona, Spain and Budapest, Hungary, pursuant to leases expiring in 2032, 2026 and 2026, respectively, for corporate offices, contact center activities and other administrative functions, respectively, for our International segment. Other office locations throughout the world are leased for administrative, regional sales and operations activities.

We lease or have vehicle rental concessions for our brands at locations throughout the world. We own approximately 2% of the locations from which we operate and in some cases we sublease to licensees or other third parties. The remaining locations from which we operate our vehicle rental businesses are leased or operated under concession agreements with governmental authorities and private entities. Those leases and concession agreements typically require the payment of minimum rents or minimum concession fees and often also require us to pay or reimburse operating expenses, to pay additional rent, or concession fees above guaranteed minimums, based on a percentage of revenues or sales arising at the relevant premises, or to do both. See Note 3 to our Consolidated Financial Statements for information regarding lease commitments.

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
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Our common stock is currently traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CAR.” At January 31, 2022, the number of stockholders of record was 2,195.

DIVIDEND POLICY

We neither declared nor paid any cash dividends on our common stock in 2021 or 2020, and we do not currently anticipate paying cash dividends on our common stock. However, we evaluate our dividend policy on a regular basis and may pay dividends in the future, subject to compliance with the covenants in our senior credit facility, the indentures governing our senior notes and our vehicle financing programs. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will also depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($ in millions)
October 2021	2.2	$150.37	2.2	$70
November 2021	0.4	272.63	0.4	959
December 2021	—	—	—	959
	2.6	$169.74	2.6	$959

The Company’s Board of Directors has authorized the repurchase of up to approximately $4.1 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in November 2021. Under the Company’s stock repurchase program, the Company repurchases shares from time to time in open market transactions, and may also repurchase shares in accelerated share repurchases, tender offers, privately negotiated transactions or by other means. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, the Company’s share price, legal requirements, restricted payment capacity under its debt instruments and other factors. The stock repurchase program may be suspended, modified or discontinued without prior notice.

PERFORMANCE GRAPH

Set forth below are a line graph and table comparing the cumulative total stockholder return of our common stock against the cumulative total returns of peer group indices, the S&P Midcap 400 Index, and the Dow Jones US Transportation Average Index for the period of five fiscal years commencing December 31, 2016 and ending December 31, 2021. The broad equity market indices used by the Company are the S&P Midcap 400 Index, which measures the performance of mid-sized companies, and the Dow Jones US Transportation Average Index, which measures the performance of transportation companies. The graph and table depict the result of an investment on December 31, 2016 of $100 in the Company’s common stock, the S&P Midcap 400 Index and the Dow Jones US Transportation Average Index, including investment of dividends.

	As of December 31,
	2016	2017	2018	2019	2020	2021
Avis Budget Group, Inc.	$100.00	$119.63	$61.29	$87.90	$101.69	$565.35
S&P Midcap 400 Index	$100.00	$116.24	$103.36	$130.44	$148.26	$184.96
Dow Jones US Transportation Average Index	$100.00	$119.02	$104.35	$126.09	$146.92	$195.72

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
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

OVERVIEW
OUR COMPANY
We operate three of the most globally recognized brands in mobility solutions, Avis, Budget and Zipcar together with several other brands, well recognized in their respective markets. Our brands offer a range of options, from car and truck rental to car sharing in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet of over 590,000 vehicles in fourth quarter 2021. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.
Business and Trends

The positive momentum from the fourth quarter of 2020 carried throughout 2021. For the year ended December 31, 2021, we generated revenues of $9.3 billion, net income of $1.3 billion, and Adjusted EBITDA of $2.4 billion. These results were driven by increased demand for rental vehicles, improved pricing across the industry, disciplined cost removal achieved in 2020 and continued fleet management. Our per-unit fleet costs per month was $189, a 27% improvement compared to 2019. Revenue per day was $69.14, a 29% improvement compared to 2019.

The global economy and our business were significantly impacted by the COVID-19 pandemic in 2020. However, due to the continued distribution of effective vaccines, along with other protective measures, over the past year travel advisories and restrictions have eased, primarily in the Americas. There continues to be a number of encouraging developments, such as a significant increase in global travel demand, which generated an increase in demand for rental vehicles and improved pricing across the industry, suggesting a steady return to historic travel trends. We have positioned ourselves to capitalize on what we believe will be a continued surge in travel demand. As our revenues reach pre-pandemic levels, we continue to take actions to keep us on a path of profitability. We continue to look for ways to capitalize on the changes prompted by the pandemic and to expand our business in a post-COVID-19 environment. However, the full extent of the ongoing impact of this virus on our long-term operational and financial performance will depend on future developments, including those outside of our control, such as the spread of new variants of the virus and the implementation of new or continued travel restrictions and the overall economic environment. The rapidly spreading Omicron variant could cause prolonged impacts on the economy, our industry and on us, with reductions in available staffing and increasing inflation, among other impacts. We will continue to monitor these and other impacts and take action in connection with it, by leveraging our technology and reviewing cost mitigating actions, among other actions. Significant events affecting travel have historically had an impact on vehicle rental volumes, with the full extent of the impact generally determined by the length of time the event influences travel decisions. As a consequence, we cannot estimate the impact on our business, financial condition or forecast financial or operational results with reasonable certainty.

The global semiconductor shortage is impacting fleet supply, resulting in tighter fleets throughout the industry and causing us to hold cars longer compared to periods prior to the COVID-19 pandemic. We have historically navigated through significant vehicle recalls and worked with our vehicle manufacturers, and believe we have the logistics in place to effectively manage our fleet during this disruption in supply. We continue to purchase new vehicles and believe we can increase our fleet utilization efficiency to capture increased demand.

RESULTS OF OPERATIONS

A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to 2020 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to 2019 can be found under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 17, 2021, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at ir.avisbudgetgroup.com.

We measure performance principally using the following key metrics: (i) rental days, which represent the total number of days (or portion thereof) a vehicle was rented, (ii) revenue per day, which represents revenues divided by rental days, (iii) vehicle utilization, which represents rental days divided by available rental days, available rental days is defined as average rental fleet times the number of days in the period, and (iv) per-unit fleet costs, which represent vehicle depreciation, lease charges and gain or loss on vehicle sales, divided by average rental fleet. Our rental days, revenue per day and vehicle utilization metrics are all calculated based on the actual rental of the vehicle during a 24-hour period. We believe that this methodology provides management with the most relevant metrics in order to effectively manage the performance of the business. Our calculation may not be comparable to the calculation of similarly-titled metrics by other companies. We present currency exchange rate effects to provide a method of assessing how our business performed excluding the effects of foreign currency rate fluctuations. Currency exchange rate effects are calculated by translating the current-year results at the prior-period average exchange rate plus any related gains and losses on currency hedges.

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenues and “Adjusted EBITDA,” which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net, charges for unprecedented personal-injury and other legal matters, net, which includes amounts recorded in excess of $5 million related to class action lawsuits, non-operational charges related to shareholder activist activity, which include third party advisory, legal and other professional fees, gain on sale of equity method investment in China, COVID-19 charges and income taxes. Net charges for unprecedented personal-injury and other legal matters and gain on sale of equity method investment in China are recorded within operating expenses in our consolidated results of operations. Non-operational charges related to shareholder activist activity include third party advisory, legal and other professional service fees and are recorded within selling, general and administrative expenses in our consolidated results of operations. COVID-19 charges include unusual, direct and incremental costs due to the COVID-19 pandemic, such as minimum annual guaranteed rent in excess of concession fees for the period, overflow parking for idle vehicles and related shuttling costs, incremental cleaning supplies to sanitize vehicles and facilities and other charges, and losses associated with vehicles damaged in overflow parking lots, net of insurance proceeds, and are primarily recorded within operating expenses in our consolidated results of operations. We have revised our definition of Adjusted EBITDA to exclude amounts recorded in excess of $5 million related to class action lawsuits. We did not revise prior years' Adjusted EBITDA amounts because there were no other charges similar in nature to these costs. We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our operating businesses and in comparing our results from period to period. We also believe that Adjusted EBITDA is useful to investors because it allows them to assess our results of operations and financial condition on the same basis that management uses internally. Adjusted EBITDA is a non-GAAP measure and should not be considered in isolation or as a substitute for net income or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended December 31, 2021 vs. Year Ended December 31, 2020

Our consolidated results of operations comprised the following:

	Year Ended December 31,
	2021	2020	$ Change	% Change
Revenues	$9,313	$5,402	$3,911	72%

Expenses
Operating	4,255	3,322	933	28%
Vehicle depreciation and lease charges, net	1,197	1,368	(171)	(13%)
Selling, general and administrative	1,145	703	442	63%
Vehicle interest, net	313	318	(5)	(2%)
Non-vehicle related depreciation and amortization	272	286	(14)	(5%)
Interest expense related to corporate debt, net:
Interest expense	218	231	(13)	(6%)
Early extinguishment of debt	136	9	127	n/m
Restructuring and other related charges	64	118	(54)	(46%)
Transaction-related costs, net	5	3	2	67%
Total expenses	7,605	6,358	1,247	20%

Income (loss) before income taxes	1,708	(956)	2,664	n/m
Provision for (benefit from) income taxes	425	(272)	697	n/m
Net income (loss)	1,283	(684)	1,967	n/m

Less: net loss attributable to non-controlling interests	(2)	—	(2)	n/m
Net income (loss) attributable to Avis Budget Group, Inc.	$1,285	$(684)	$1,969	n/m
__________
n/m    Not meaningful.

Revenues increased $3.9 billion, or 72%, for the year ended December 31, 2021 compared to 2020, primarily due to a 35% increase in revenue per day, excluding exchange rate effects, a 27% increase in volume as the mobility industry recovers from the pandemic and an $80 million benefit from currency exchange rate movements. Total expenses increased 20% for the year ended December 31, 2021, compared to 2020, primarily due to increased demand, partially offset by cost discipline as volume returned. Our effective tax rates for the year ended December 31, 2021 and 2020 were a provision for (benefit from) of 25% and (28%), respectively. For the years ended December 31, 2021 and 2020, we reported earnings (loss) per diluted share of $19.44 and $(9.71), respectively.

Operating expenses decreased to 45.7% of revenue for the year ended December 31, 2021 compared to 61.5% in 2020, primarily due to the increased revenues and cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 12.9% of revenue for the year ended December 31, 2021 compared to 25.3% in 2020, primarily due to increased revenues and a 13% decrease per unit fleet cost, excluding exchange rate effects, driven by the continued favorable trend in residual values. Selling, general and administrative costs decreased to 12.3% of revenue for the year ended December 31, 2021 compared to 13.0% in 2020, primarily due to increased revenues and cost discipline as volume returned. Vehicle interest costs decreased to 3.4% of revenue for the year ended December 31, 2021 compared to 5.9% in 2020, primarily due to increased revenues.

Following is a more detailed discussion of the results of each of our reportable segments:

	2021		2020
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$7,557	$2,364	$3,965	$72
International	1,756	118	1,437	(202)
Corporate and Other (a)	—	(71)	—	(45)
Total Company	$9,313	$2,411	$5,402	$(175)

	Reconciliation of net income (loss) to Adjusted EBITDA
			2021	2020
Net income (loss)			$1,283	$(684)
Provision for (benefit from) income taxes			425	(272)
Income (loss) before income taxes			1,708	(956)

Add:	Non-vehicle related depreciation and amortization (b)		279	286
Interest expense related to corporate debt, net:
Interest expense			218	231
Early extinguishment of debt			136	9
Restructuring and other related charges (c)			64	118
Transaction-related costs, net (d)			5	3
Unprecedented personal-injury and other legal matters, net (e)			3	8
Non-operational charges related to shareholder activist activity (f)			—	4
COVID-19 charges, net (g)			(2)	122
Adjusted EBITDA			$2,411	$(175)
__________
(a)    Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)    Includes cloud computing costs of $7 million within operating expenses.
(c)    Other related charges include costs associated with the separation of certain of our officers.
(d)    Primarily comprised of acquisition- and integration-related expenses.
(e)    Reported within operating expenses in our consolidated results of operations.
(f)    Reported within selling, general and administrative expenses in our consolidated results of operations.
(g)    The following table presents the unusual, direct and incremental costs due to the COVID-19 pandemic:

	2021	2020
Minimum annual guaranteed rent in excess of concession fees, net	$(2)	$60
Vehicles damaged in overflow parking lots, net of insurance proceeds	(7)	14
Incremental cleaning supplies to sanitize vehicles and facilities, and over flow parking for idle vehicles	—	48
Other charges	7	—
Operating expenses	(3)	116
Vehicle depreciation and lease charges	—	1
Selling, general and administrative expenses	1	5
COVID-19 charges, net	$(2)	$122
Americas

	2021	2020	% Change
Revenues	$7,557	$3,965	91%
Adjusted EBITDA	2,364	72	n/m
__________
n/m    Not meaningful.

Revenues increased 91% for the year ended December 31, 2021 compared to 2020, primarily due to a 39% increase in volume, a 37% increase in revenue per day, excluding exchange rate effects, and a $14 million benefit from currency exchange rate movements.

Operating expenses decreased to 43.7% of revenue for the year ended December 31, 2021 compared to 58.9% 2020, primarily due to increased revenues and cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 11.3% of revenue for the year ended December 31, 2021 compared to 24.4% during 2020, primarily due to increased revenues and a 16% decrease in per-unit fleet costs, excluding exchange rate effects, driven by the continued favorable trend in residual values. Selling, general and administrative costs decreased to 10.3% of revenue for the year ended December 31, 2021 compared to 10.5% in 2020. Vehicle interest costs decreased to 3.4% of revenue for the year ended December 31, 2021 compared to 6.9% in 2020, primarily due to increased revenues.

Adjusted EBITDA was $2.3 billion higher for the year ended December 31, 2021 compared to similar period in 2020, primarily due to increased revenues, decreased per-unit fleet costs and cost discipline as volume returned.
International

	2021	2020	% Change
Revenues	$1,756	$1,437	22%
Adjusted EBITDA	118	(202)	158%

Revenues increased 22% for the year ended December 31, 2021, compared to 2020, primarily due to a 16% increase in revenue per day, excluding exchange rate effects, a 2% increase in volume as travel restrictions continued across certain International countries throughout the first half of the year and a $66 million benefit from currency exchange rate movements.

Operating expenses decreased to 53.5% of revenue for the year ended December 31, 2021 compared to 68.5% in 2020, primarily due to increased revenues and cost discipline as volume recovers. Vehicle depreciation and lease charges decreased to 19.7% of revenue for the year ended December 31, 2021 compared to 27.9% in 2020, primarily due to increased revenues and a 6% decrease in per-unit fleet costs, excluding exchange rate effects, driven by the continued favorable trend in residual values. Selling, general and administrative costs increased to 17.1% of revenue for the year ended December 31, 2021 compared to 16.5% in 2020, primarily due to prior year furloughed employees and higher current year performance accruals, partially offset by cost discipline as volume returned. Vehicle interest costs, at 3.1% of revenue, remained unchanged for the year ended December 31, 2021 compared to 2020.

Adjusted EBITDA was $320 million higher for the year ended December 31, 2021 compared to similar period in 2020, primarily due to increased revenues, while maintaining cost discipline and decreased per-unit fleet costs.

Corporate and Other

	2021	2020	% Change
Revenues	$—	$—	n/m
Adjusted EBITDA	(71)	(45)	n/m
__________
n/m    Not meaningful.

Adjusted EBITDA decreased $26 million during 2021, compared to 2020, primarily due to higher selling, general and administrative expenses related to higher current year performance accruals, which are not attributable to a particular segment.

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
FINANCIAL CONDITION

	As of December 31,
	2021	2020	Change
Total assets exclusive of assets under vehicle programs	$8,581	$8,365	$216
Total liabilities exclusive of liabilities under vehicle programs	8,933	9,053	(120)
Assets under vehicle programs	14,019	9,173	4,846
Liabilities under vehicle programs	13,876	8,640	5,236
Stockholders’ equity	(209)	(155)	(54)

The increase in assets and liabilities under vehicle programs compared to 2020 is primarily related to the increase of our vehicle rental fleet as volume returned. The decrease in stockholders’ equity compared to 2020 is primarily due to our share repurchases, partially offset by comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

In March 2021, we issued $600 million of 5.375% Senior Notes due 2029, at par. We used the proceeds, together with cash on hand, to redeem all of our outstanding 10.500% Senior Secured Notes due 2025. In March 2021, we issued $500 million of 4.750% Senior Notes due 2028. We used the proceeds, together with cash on hand, to redeem all of our outstanding 6.375% Senior Notes due 2024 and $140 million in aggregate principal amount of our 5.250% Senior Notes due in 2025. In July, we amended the credit agreement governing our senior credit facilities to remove the restrictions imposed in April 2020, to increase the revolving credit facility to $1.95 billion and to extend the maturity of the facility to 2026. In September 2021, we redeemed $235 million remaining principal amount of 5.250% Senior Notes due March 2025 with cash on hand. We have no meaningful corporate debt maturities until 2024.

During 2021, our Avis Budget Rental Car Funding subsidiary issued approximately $1.8 billion in asset-backed notes with an expected final payment date ranging from March 2024 to February 2027, and a weighted average interest rate of 2.08%. The proceeds from these borrowings were used to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States.

In December 2021, we amended our European rental fleet securitization program to extend the maturity to September 2024.

Our Board of Directors has authorized the repurchase of up to $4.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in November 2021. Our stock repurchases may occur through open market purchases, privately negotiated transactions or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restricted payment capacity under our debt instruments and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date. For the year ended December 31, 2021, we repurchased approximately 14.3 million shares of common stock at a cost of approximately $1.4 billion under the program. As of December 31, 2021, approximately $959 million of authorization remained available to repurchase common stock under the program.

Cash Flows
Year Ended December 31, 2021 vs. Year Ended December 31, 2020
The following table summarizes our cash flows:

	Year Ended December 31,
	2021	2020	Change
Cash provided by (used in):
Operating activities	$3,491	$691	$2,800
Investing activities	(6,306)	3,177	(9,483)
Financing activities	2,687	(4,045)	6,732
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(11)	42	(53)
Net change in cash and cash equivalents, program and restricted cash	(139)	(135)	(4)
Cash and cash equivalents, program and restricted cash, beginning of period	765	900	(135)
Cash and cash equivalents, program and restricted cash, end of period	$626	$765	$(139)

The increase in cash provided by operating activities during 2021 compared with 2020 is primarily due to the increase in our net income.

The increase in cash used in investing activities during 2021 compared with 2020 is primarily due to an increase in investment in vehicles and a decrease in proceeds received on the disposition vehicles.

The increase in cash provided by financing activities during 2021 compared with 2020 is primarily due to a decrease in payments on vehicle borrowings.
We anticipate that our non-vehicle property and equipment additions will be approximately $200 million in 2022.
Debt and Financing Arrangements
At December 31, 2021, we had approximately $15.4 billion of indebtedness (including corporate indebtedness of approximately $4.0 billion and debt under vehicle programs of approximately $11.4 billion). For detailed information regarding our debt and borrowing arrangements, see Notes 1, 13 and 14 to our Consolidated Financial Statements.

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
During 2020, our liquidity position was impacted by COVID-19 as a result of significant volume declines. However, during 2021, travel advisories and restrictions were eased, which led to a significant increase in global travel demand, resulting in increased demand for rental vehicles and improved pricing across the industry. However, the full extent of the ongoing impact of this virus on our long-term operational performance and liquidity will depend on future developments, including those outside of our control, such as the spread of new variants of the virus, which may be resistant to currently approved vaccines and the implementation of new or continued travel restrictions.
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
As of December 31, 2021, we had access to $0.5 billion of available cash and cash equivalents and available borrowings under our revolving credit facility of approximately $0.2 billion, providing us with access to an approximate $0.7 billion of total liquidity. See Note 1 to our Consolidated Financial Statements for detailed information on liquidity and management’s plans.
Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the consolidated first lien leverage ratio requirement and other covenants associated with our senior credit facilities and other borrowings. As of December 31, 2021, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors”.

CONTRACTUAL OBLIGATIONS

For contractual obligations for material cash requirements from known contractual and other obligations as part of a liquidity and capital resources discussion, see Notes 3, 13, 14 and 15 to our Consolidated Financial Statements.
ACCOUNTING POLICIES
Critical Accounting Estimates
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
Our goodwill and other indefinite-lived intangible assets are allocated among our reporting units. During 2021, 2020 and 2019, there was no impairment of goodwill and other intangible assets, see Note 7 to our Consolidated Financial Statements. For our Europe, Middle East and Africa (“EMEA”) reporting unit, the percentage by which the estimated fair value exceeded the carrying value as of October 1, 2021 was 10% and the amount of goodwill allocated to our reporting unit was $488 million. We will continue to closely monitor actual results versus our expectations as well as any significant changes in events or conditions, including the impact of COVID-19 on our business and the travel industry, and the resulting impact to our assumptions about future estimated cash flows, the discount rate and market multiples. In the future, failure to achieve our business plans, a deterioration of the general economic conditions of the countries in which we operate, or significant changes in the assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets (such as the discount rate) could result in significantly different estimates of fair value that could trigger an impairment of the goodwill of our reporting units or intangible assets.

Vehicles. We present vehicles at cost, net of accumulated depreciation, on the Consolidated Balance Sheets. We record the initial cost of the vehicle, net of incentives and allowances from manufacturers. We acquire our rental vehicles either through repurchase and guaranteed depreciation programs with certain automobile manufacturers or outside of such programs. For rental vehicles purchased under such programs, we depreciate the vehicles such that the net book value on the date of sale or return to the manufacturers is intended to equal the contractual guaranteed residual values. For risk vehicles acquired outside of manufacturer repurchase and guaranteed depreciation programs, we depreciate based on the vehicles’ estimated residual market values at their expected dates of disposition. The estimation of residual values requires us to make assumptions regarding the age and mileage of the vehicle at the time of disposal, as well as expected used vehicle market conditions.We regularly evaluate estimated residual values and adjusts depreciation rates as appropriate. Differences between actual residual values and those estimated result in a gain or loss on disposal and are recorded as part of vehicle depreciation and lease charges, net, at the time of sale. See Note 2 to our Consolidated Financial Statements. For a discussion of risk factors and assumptions relative to our vehicle valuations, refer to Item 1A “Risk Factors”, included under Part 1 - “Business Section” of this Annual Report on Form 10-K.
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
Public Liability, Property Damage and Other Insurance Liabilities. Insurance liabilities on our Consolidated Balance Sheets include supplemental liability insurance, personal effects protection insurance, public liability, property damage and personal accident insurance claims for which we are self-insured. We estimate the required liability of such claims on an undiscounted basis utilizing an actuarial method that is based upon various assumptions which include, but are not limited to, our historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents for which we are ultimately liable and changes in the cost per incident. See Note 2 to our Consolidated Financial Statements.
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
Our total market risk is influenced by a wide variety of factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses discussed below. These “shock tests” are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. For additional information regarding our borrowings and financial instruments, see Notes 13, 14 and 20 to our Consolidated Financial Statements.
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
We assess our market risk based on changes in currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, cash flows and fair values based on a hypothetical 10% appreciation or depreciation in the value of the underlying currencies being hedged, against the U.S. dollar at December 31, 2021. With all other variables held constant, a hypothetical 10% change (increase or decrease) in currency exchange rates would not have a material impact on our 2021 earnings. Because unrealized gains or losses related to foreign currency forward and swap contracts are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these foreign currency contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.
Interest Rate Risk Management
Our primary interest rate exposure at December 31, 2021 was interest rate fluctuation in the U.S. due to its impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate interest rate fluctuation will remain a primary market risk exposure for the foreseeable future.
We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate exposures and derivatives as of December 31, 2021, we estimate that a 10% change in interest rates would not have a material impact on our 2021 earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.
Commodity Risk Management
We have commodity price exposure related to fluctuations in the price of gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a hypothetical 10% change in the price of gasoline would not have a material impact on our earnings as of December 31, 2021.

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

(b)    Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2021, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their attestation report is included below.

(c)    Changes in Internal Control Over Financial Reporting. During the fiscal quarter to which this report relates, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Avis Budget Group, Inc.
Parsippany, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Avis Budget Group, Inc. and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021 of the Company and our report dated February 17, 2022 expressed an unqualified opinion on those consolidated financial statements.

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
February 17, 2022

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 15(A)(1). FINANCIAL STATEMENTS

See Consolidated Financial Statements and Consolidated Financial Statements Index commencing on page F-1 hereof.

ITEM 15(A)(2). FINANCIAL STATEMENT SCHEDULES

See Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019 commencing on page G-1 hereof.

ITEM 15(A)(3). EXHIBITS

See Exhibit Index commencing on page H-1 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIS BUDGET GROUP, INC.

By:	/s/ CATHLEEN DEGENOVA
Cathleen DeGenova
Vice President and Chief Accounting Officer
Date:	February 17, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH A. FERRARO	President and Chief Executive Officer	February 17, 2022
(Joseph A. Ferraro)

/s/ BRIAN CHOI	Executive Vice President and Chief Financial Officer	February 17, 2022
(Brian Choi)

/s/ CATHLEEN DEGENOVA	Vice President and Chief Accounting Officer	February 17, 2022
(Cathleen DeGenova)

/s/ BERNARDO HEES	Executive Chairman of the Board of Directors	February 17, 2022
(Bernardo Hees)

/s/ JAGDEEP PAHWA	Vice Chairman of the Board of Directors	February 17, 2022
(Jagdeep Pahwa)

/s/ ANU HARIHARAN	Director	February 17, 2022
(Anu Hariharan)

/s/ LYNN KROMINGA	Director	February 17, 2022
(Lynn Krominga)

/s/ GLENN LURIE	Director	February 17, 2022
(Glenn Lurie)

/s/ KARTHIK SARMA	Director	February 17, 2022
(Karthik Sarma)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Avis Budget Group, Inc.
Parsippany, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avis Budget Group, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Given the volume of public liability and property damage claims in the United States and the subjectivity of estimating the related self-insurance reserves for reported claims not yet paid and claims incurred but not yet reported due to uncertain exposure and projected loss development, performing audit procedures to evaluate whether these self-insurance reserves were appropriately recorded as of December 31, 2021 required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

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

Goodwill - Europe, Middle East and Africa (“EMEA”) Reporting Unit - Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the carrying value of each reporting unit to its fair value using the present value of expected future cash flows. When determining fair value, the Company utilizes various assumptions, including, but not limited to, the discount rate and management’s projections of future cash flows, which include forecasts of future revenue and adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”). A change in these underlying assumptions will cause a change in the results of the impairment test and, as such, could cause the fair value to be less than the respective carrying amount. For the Company’s Europe, Middle East and Africa (“EMEA”) reporting unit, the percentage by which the estimated fair value exceeded the carrying value as of the annual impairment testing date was 10% and the amount of goodwill allocated to this reporting unit was $488 million. Significant changes in events or conditions, including further impacts of the COVID-19 pandemic on the Company’s business and the travel industry, may impact the Company’s assumptions about future estimated cash flows and the discount rate.

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

–Forecasted information included in analyst and industry reports for the Company and certain of its peer companies.

•We evaluated the reasonableness of management’s assumptions related to the severity of business disruption associated with the COVID-19 pandemic on the EMEA reporting unit and timing of economic recovery by:

–Comparing management’s analysis of the expected business disruption from the COVID-19 pandemic on the EMEA reporting unit to the business impacts previously observed.

–Comparing management’s analysis of the timing of economic recovery to external economic recovery and industry forecasts to evaluate contradictory evidence related to management’s assumptions regarding the expected impact of the COVID-19 business disruption and timing of recovery.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 17, 2022

We have served as the Company’s auditor since 1997.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2021	2020	2019

Revenues	$9,313	$5,402	$9,172

Expenses
Operating	4,255	3,322	4,698
Vehicle depreciation and lease charges, net	1,197	1,368	2,063
Selling, general and administrative	1,145	703	1,237
Vehicle interest, net	313	318	344
Non-vehicle related depreciation and amortization	272	286	263
Interest expense related to corporate debt, net:
Interest expense	218	231	178
Early extinguishment of debt	136	9	12
Restructuring and other related charges	64	118	80
Transaction-related costs, net	5	3	10
Total expenses	7,605	6,358	8,885

Income (loss) before income taxes	1,708	(956)	287
Provision for (benefit from) income taxes	425	(272)	(15)

Net income (loss)	1,283	(684)	302
Less: net loss attributable to non-controlling interests	(2)	—	—
Net income (loss) attributable to Avis Budget Group, Inc.	$1,285	$(684)	$302

Earnings (loss) per share
Basic	$19.79	$(9.71)	$4.01
Diluted	$19.44	$(9.71)	$3.98
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2021	2020	2019

Net income (loss)	$1,283	$(684)	$302
Less: net loss attributable to non-controlling interests	(2)	—	—
Net income (loss) attributable to Avis Budget Group, Inc.	1,285	(684)	302

Other comprehensive income (loss), net of tax
Currency translation adjustments:
Currency translation adjustments, net of tax of $(20), $23 and $(6), respectively	(35)	$33	$12
Reclassification of currency translation adjustments to earnings	11	(2)	—
Cash flow hedges:
Net unrealized holding gains (losses), net of tax of $(6), $14, and $7, respectively	18	(39)	(20)
Reclassification of cash flow hedges to earnings, net of tax of $(5), $(3), and $1, respectively	14	8	(3)
Minimum pension liability adjustment:
Pension and post-retirement benefits, net of tax of $(13), $12, and $6, respectively	39	(36)	(20)
Reclassification of pension and post-retirement benefits to earnings, net of tax of $(2), $(3), and $(2), respectively	7	6	6
	54	(30)	(25)
Total comprehensive income (loss) attributable to Avis Budget Group, Inc.	$1,339	$(714)	$277
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$534	$692
Receivables (net of allowance for doubtful accounts of $84 and $60, respectively)	775	647
Other current assets	538	456
Total current assets	1,847	1,795

Property and equipment, net	537	657
Operating lease right-of-use assets	2,368	2,560
Deferred income taxes	1,615	1,198
Goodwill	1,108	1,137
Other intangibles, net	724	774
Other non-current assets	382	244
Total assets exclusive of assets under vehicle programs	8,581	8,365

Assets under vehicle programs:
Program cash	89	72
Vehicles, net	12,866	8,153
Receivables from vehicle manufacturers and other	222	281
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	842	667
	14,019	9,173
Total assets	$22,600	$17,538

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$2,389	$2,034
Short-term debt and current portion of long-term debt	19	19
Total current liabilities	2,408	2,053

Long-term debt	3,990	4,191
Long-term operating lease liabilities	1,910	2,078
Other non-current liabilities	625	731
Total liabilities exclusive of liabilities under vehicle programs	8,933	9,053

Liabilities under vehicle programs:
Debt	2,542	1,777
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	8,848	5,080
Deferred income taxes	2,242	1,383
Other	244	400
	13,876	8,640

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 250 shares; issued 137 shares, respectively	1	1
Additional paid-in capital	6,676	6,668
Accumulated deficit	(185)	(1,470)
Accumulated other comprehensive loss	(133)	(187)
Treasury stock, at cost 81 and 67 shares, respectively	(6,579)	(5,167)
Stockholders’ equity attributable to Avis Budget Group, Inc.	(220)	(155)
Non-controlling interests	11	—
Total stockholders’ equity	(209)	(155)
Total liabilities and stockholders’ equity	$22,600	$17,538
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$1,283	$(684)	$302
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Vehicle depreciation	1,402	1,330	1,890
Amortization of right-of-use assets	806	945	989
(Gain) loss on sale of vehicles, net	(361)	(157)	(82)
Non-vehicle related depreciation and amortization	272	286	263
Deferred income taxes	378	(317)	(103)
Stock-based compensation	30	9	22
Amortization of debt financing fees	33	33	31
Early extinguishment of debt costs	136	9	12
Net change in assets and liabilities:
Receivables	(143)	115	10
Income taxes	(28)	1	(5)
Accounts payable and other current liabilities	414	(181)	84
Operating lease liabilities	(801)	(936)	(981)
Other, net	70	238	154
Net cash provided by operating activities	3,491	691	2,586

Investing activities
Property and equipment additions	(108)	(94)	(250)
Proceeds received on asset sales	3	6	11
Net assets acquired (net of cash acquired)	(46)	(69)	(77)
Other, net	(3)	—	81
Net cash used in investing activities exclusive of vehicle programs	(154)	(157)	(235)

Vehicle programs:
Investment in vehicles	(10,054)	(5,401)	(12,887)
Proceeds received on disposition of vehicles	4,077	8,753	10,460
Investment in debt securities of Avis Budget Rental Car Funding (AESOP)—related party	(367)	(286)	(251)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP)—related party	192	268	161
	(6,152)	3,334	(2,517)
Net cash provided by (used in) investing activities	(6,306)	3,177	(2,752)

Financing activities
Proceeds from long-term borrowings	1,100	991	402
Payments on long-term borrowings	(1,354)	(308)	(509)
Net change in short-term borrowings	1	—	(1)
Debt financing fees	(24)	(26)	(7)
Proceeds from issuance of common stock	—	15	—
Repurchases of common stock	(1,460)	(119)	(67)
Contributions from non-controlling interests	38	—	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(1,699)	553	(182)

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Year Ended December 31,
	2021	2020	2019
Vehicle programs:
Proceeds from borrowings	14,467	13,558	19,869
Payments on borrowings	(10,056)	(18,138)	(19,346)
Debt financing fees	(25)	(18)	(23)
	4,386	(4,598)	500
Net cash provided by (used in) financing activities	2,687	(4,045)	318

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(11)	42	13

Net (decrease) increase in cash and cash equivalents, program and restricted cash	(139)	(135)	165
Cash and cash equivalents, program and restricted cash, beginning of period	765	900	735
Cash and cash equivalents, program and restricted cash, end of period	$626	$765	$900

Supplemental disclosure
Interest payments	$509	$503	$509
Income tax payments, net	$75	$44	$93
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2019	137.1	$1	$6,771	$(1,091)	$(133)	(61.5)	$(5,134)	$414	$—	$414

Cumulative effect of accounting change				4	1			5		5

Comprehensive income:
Net income	—	—	—	302	—	—	—		—	302
Other comprehensive loss	—	—	—	—	(25)	—	—			(25)

Total comprehensive income (loss)				302	(25)			277	—	277

Net activity related to restricted stock units	—	—	(24)	—	—	0.4	46	22		22
Exercise of stock options	—	—	(5)	—	—	0.1	5	—		—
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	1	—		—
Repurchase of common stock	—	—	—	—	—	(2.2)	(62)	(62)		(62)

Balance at December 31, 2019	137.1	$1	$6,741	$(785)	$(157)	(63.2)	$(5,144)	$656	$—	$656

Cumulative effect of accounting change			—	(1)	—			(1)		(1)

Comprehensive income:
Net loss	—	—	—	(684)	—	—	—		—	(684)
Other comprehensive loss	—	—	—	—	(30)	—	—			(30)

Total comprehensive loss				(684)	(30)			(714)	—	(714)

Non-controlling interests	—	—	(2)	—	—	—	—	(2)		(2)
Net activity related to restricted stock units	—	—	(50)	—	—	0.5	54	4		4
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	1	—		—
Issuance of common stock	—	—	(20)	—	—	0.4	35	15	—	15
Repurchase of common stock	—	—	—	—	—	(5.0)	(113)	(113)		(113)

Balance at December 31, 2020	137.1	$1	$6,668	$(1,470)	$(187)	(67.3)	$(5,167)	$(155)	$—	$(155)

Comprehensive income:
Net income (loss)	—	—	—	1,285	—	—	—		(2)	1,283
Other comprehensive income	—	—	—	—	54	—	—			54

Total comprehensive income (loss)				1,285	54			1,339	(2)	1,337

Contributions from non-controlling interests	—	—	25	—	—	—	—	25	13	38
Net activity related to restricted stock units	—	—	(17)	—	—	0.4	31	14	—	14
Repurchase of common stock	—	—	—	—	—	(14.3)	(1,443)	(1,443)	—	(1,443)

Balance at December 31, 2021	137.1	$1	$6,676	$(185)	$(133)	(81.2)	$(6,579)	$(220)	$11	$(209)
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

1.Basis of Presentation
Avis Budget Group, Inc. provides mobility solutions to businesses and consumers worldwide. The accompanying Consolidated Financial Statements include the accounts and transactions of Avis Budget Group, Inc. and its subsidiaries, as well as entities in which Avis Budget Group, Inc. directly or indirectly has a controlling financial interest (collectively, “we”, “our”, “us”, or the “Company”).
We operate the following reportable business segments:

•Americas—consisting primarily of (i) vehicle rental operations in North America, South America, Central America and the Caribbean, (ii) car sharing operations in certain of these markets, and (iii) licensees in the areas in which we do not operate directly.

•International—consisting primarily of (i) vehicle rental operations in Europe, the Middle East, Africa, Asia and Australasia, (ii) car sharing operations in certain of these markets, and (iii) licensees in the areas in which we do not operate directly.

We have completed the business acquisitions discussed in Note 6 to these Consolidated Financial Statements. The operating results of the acquired businesses are included in the accompanying Consolidated Financial Statements from the dates of acquisition.
We present separately the financial data of our vehicle programs. These programs are distinct from our other activities since the assets under vehicle programs are generally funded through the issuance of debt that is collateralized by such assets. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of our vehicle programs. We believe it is appropriate to segregate the financial data of our vehicle programs because, ultimately, the source of repayment of such debt is the realization of such assets.
Liquidity and Management’s Plans

The COVID-19 pandemic, which rapidly spread across the globe in 2020, resulted in an economic slowdown and significant disruptions in travel that had a negative impact on our business, specifically a significant decline in vehicle rental volumes. During the year ended December 31, 2021, global travel restrictions were eased, leading to an increase in travel demand and an improvement in general economic conditions. We believe the full extent of the ongoing impact of this virus on our long-term operational performance and liquidity will depend on future developments, including those outside of our control, such as the spread of new variants of the virus which may be resistant to currently approved vaccines and the implementation of new or continued travel restrictions.

In April 2020, we entered into an amendment (the “Amendment”) to our senior credit facilities, consisting of an approximately $1.2 billion term loan maturing in 2027 and a $1.8 billion revolving credit facility maturing in 2023, which remain in place after the Amendment. The Amendment provided for relief from a quarterly-tested leverage covenant contained in the credit agreement governing the senior credit facilities until June 30, 2021, during which time additional restrictions and requirements were also imposed. We subsequently further amended the credit agreement in February 2021 to permit refinancing of certain existing indebtedness and in July 2021 to remove the restrictions imposed in April 2020, increase the revolving credit facility to $1.95 billion and extend the maturity of the facility to 2026. As a result, we have no meaningful corporate debt maturities until 2024.

2.Summary of Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of our and all entities in which we have a direct or indirect controlling financial interest and variable interest entities for which we have determined we are the primary beneficiary. We consolidate joint venture activities when we have more than a 50% controlling interest and record non-controlling interests within stockholders’ equity and the statement of comprehensive income equal to the percentage of ownership interest retained in such entities by the respective non-controlling party. Intercompany transactions have been eliminated in consolidation.
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
Revenue Recognition

We derive revenues primarily by providing vehicle rentals and other related products and mobility services to commercial and leisure customers, as well as through licensing of our rental brands. Other related products and mobility services include sales of collision and loss damage waivers under which a customer is relieved from financial responsibility arising from vehicle damage incurred during the rental; products and services for driving convenience such as fuel service options, roadside safety net, electronic toll collection, tablet rentals, access to satellite radio, portable navigation units and child safety seat rentals; and rentals of other supplemental items including automobile towing equipment and other moving accessories and supplies. We also receive payment from customers for certain operating expenses that we incur, including airport concession fees that are paid by us in exchange for the right to operate at airports and other locations, as well as vehicle licensing fees. In addition, we collect membership fees in connection with our car sharing business.

We combine all lease and non-lease components of our vehicle rental contracts for which the timing and pattern of transfer are the same and the lease component meets the classification of an operating lease. Vehicle rentals and other related products and mobility services are recognized evenly over the period of rental, which is on average approximately five days. (See Note 3–Leases).

Licensing revenues principally consist of royalties paid by our licensees and are recorded as the licensees’ revenues are earned (over the rental period). We renew license agreements in the normal course of business and occasionally terminate, purchase or sell license agreements. In connection with ongoing fees that we receive from our licensees pursuant to license agreements, we are required to provide certain services, such as training, marketing and the operation of reservation systems.

We exclude from the measurement of our transaction price any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer. As a result, revenue is recorded net of such taxes collected. Revenues and expenses associated with gasoline, airport concessions and vehicle licensing are recorded on a gross basis within revenues and operating expenses. Membership fees related to our car sharing business are generally nonrefundable, are deferred and recognized ratably over the period of membership.

Revenues are recognized under Leases (Topic 842) with the exception of royalty fee revenue derived from our licensees and revenue related to our customer loyalty program, which were approximately $127 million, $159 million and $144 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table presents our revenues disaggregated by geography:

	Year Ended December 31,
	2021	2020	2019
Americas	$7,557	$3,965	$6,352
Europe, Middle East and Africa	1,400	1,127	2,222
Asia and Australasia	356	310	598
Total revenues	$9,313	$5,402	$9,172

The following table presents our revenues disaggregated by brand:

	Year Ended December 31,
	2021	2020	2019
Avis	$4,894	$2,961	$5,250
Budget	3,715	1,908	3,179
Other	704	533	743
Total revenues	$9,313	$5,402	$9,172
________
Other includes Zipcar and other operating brands.

Deferred Revenue

We record deferred revenues when cash payments are received in advance of satisfying our performance obligations, including amounts that are refundable. In addition, certain customers earn loyalty points on rentals, for which we defer a portion of our rental revenues generally equivalent to the estimated retail value of points expected to be redeemed. We estimate points that will never be redeemed based upon actual redemption and expiration patterns. Currently loyalty points expire after 12 months of member inactivity. Future changes to expiration assumptions or expiration policy, or to program rules, may result in changes to deferred revenue as well as recognized revenues from the program.

The following table presents changes in deferred revenue associated with our customer loyalty program:

	Year Ended December 31,
	2021	2020
Balance, January 1	$34	$59
Revenue deferred	49	26
Revenue recognized	(33)	(51)
Balance, December 31	$50	$34
_______
At December 31, 2021 and 2020, $33 million and $17 million was included in accounts payable and other current liabilities, respectively, and $17 million and $17 million, respectively, in other non-current liabilities. Non-current amounts are expected to be recognized as revenue within two to three years.
Currency Translation
Assets and liabilities of foreign operations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the prevailing monthly average rate of exchange. The related translation adjustments are reflected in accumulated other comprehensive income (loss) in the stockholders’ equity section of the Consolidated Balance Sheets and in the Consolidated Statements of Comprehensive Income (See Note 16 - Stockholders’ Equity). We have designated our euro-denominated Notes as a hedge of our investment in euro-denominated foreign operations and, accordingly, record the effective portion of gains or losses on this net investment hedge in accumulated other comprehensive income (loss) as part of currency translation adjustments.
Cash and Cash Equivalents, Program Cash and Restricted Cash
We consider highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Program cash primarily represents amounts specifically designated to purchase assets under vehicle programs and/or to repay the related debt, as such we consider it a restricted cash equivalent. The following table provides a detail of cash and cash equivalents, program and restricted cash reported within the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows:

	As of December 31,
	2021	2020
Cash and cash equivalents	$534	$692
Program cash	89	72
Restricted cash (a)	3	1
Total cash and cash equivalents, program and restricted cash	$626	$765
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
We capitalize the costs of software developed for internal use when the preliminary project stage is completed and management (i) commits to funding the project and (ii) believes it is probable that the project will be completed and the software will be used to perform the function intended. The software developed or obtained for internal use is amortized on a straight-line basis commencing when such software is ready for its intended use. The net carrying value of software developed or obtained for internal use was $188 million and $265 million as of December 31, 2021 and 2020, respectively.
Goodwill and Other Intangible Assets

Goodwill represents the excess, if any, of the fair value of the consideration transferred by the acquirer and the fair value of any non-controlling interest remaining in the acquiree, if any, over the fair values of the identifiable net assets acquired. We do not amortize goodwill, but assess it for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amounts of their respective reporting units exceed their fair values. We perform our annual impairment assessment in the fourth quarter of each year at the reporting unit level. We assess goodwill for such impairment by comparing the carrying value of each reporting unit to its fair value using the present value of expected future cash flows. When appropriate, comparative market multiples and other factors are used to corroborate the discounted cash flow results.

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
Impairment of Long-Lived Assets
We are required to assess long-lived assets for impairment whenever circumstances indicate impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the undiscounted expected future cash flows to be generated from such assets. Property and equipment is evaluated separately at the lowest level of identifiable cash flows. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value.
Vehicles
Vehicles are stated at cost, net of accumulated depreciation. The initial cost of the vehicles is recorded net of incentives and allowances from manufacturers. We acquire a portion of our rental vehicles pursuant to repurchase and guaranteed depreciation programs established by automobile manufacturers. Under these programs, the manufacturers agree to repurchase vehicles at a specified price and date, or guarantee the depreciation rate for a specified period of time, subject to certain eligibility criteria (such as car condition and mileage requirements). We depreciate vehicles such that the net book value on the date of return to the manufacturers is intended to equal the contractual guaranteed residual values, thereby minimizing any gain or loss.
Rental vehicles acquired outside of manufacturer repurchase and guaranteed depreciation programs are depreciated based upon their estimated residual values at their expected dates of disposition, after giving effect to anticipated conditions in the used car market. Any adjustments to depreciation are made prospectively.
The estimation of residual values requires us to make assumptions regarding the age and mileage of the car at the time of disposal, as well as expected used vehicle auction market conditions. We regularly evaluate estimated residual values and adjust depreciation rates as appropriate. Differences between actual residual values and those estimated result in a gain or loss on disposal and are recorded as part of vehicle depreciation at the time of sale. Vehicle-related interest expense amounts are net of vehicle-related interest income of $1 million, $12 million and $15 million for 2021, 2020 and 2019, respectively.
Advertising Expenses
Advertising costs are generally expensed in the period incurred and are recorded within selling, general and administrative expense in our Consolidated Statements of Operations. During 2021, 2020 and 2019, advertising costs were approximately $81 million, $54 million and $121 million, respectively.
Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. As a result of the provisions of the Tax Cuts and Jobs Act, we account for Global Intangible Low-Taxed Income (“GILTI”) as a component of current period income tax expense in the year incurred.
We record net deferred tax assets to the extent we believe that it is more likely than not that these assets will be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. In the event we were to determine that we would be able to realize the deferred income tax assets in the future in excess of their net recorded amount, we would adjust the valuation allowance, which would reduce the provision for income taxes.
Fair Value Measurements
We measure the fair value of assets and liabilities and discloses the source for such fair value measurements. Financial assets and liabilities are classified as follows: Level 1, which refers to assets and liabilities valued using quoted prices from active markets for identical assets or liabilities; Level 2, which refers to assets and liabilities for which significant other observable market inputs are readily available; and Level 3, which are valued based on significant unobservable inputs.
The fair value of our financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market (Level 1 inputs). In some cases where quoted market prices are not available, prices are derived by considering the yield of the benchmark security that was issued to initially price the instruments and adjusting this rate by the credit spread that market participants would demand for the instruments as of the measurement date (Level 2 inputs). In situations where long-term borrowings are part of a conduit facility backed by short-term floating rate debt, we have determined that its carrying value approximates the fair value of this debt (Level 2 inputs). The carrying amounts of cash and cash equivalents, available-for-sale securities, accounts receivable, program cash and accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.
Our derivative assets and liabilities consist principally of currency exchange contracts, interest rate swaps, interest rate caps and commodity contracts, and are carried at fair value based on significant observable inputs (Level 2 inputs). Derivatives entered into by us are typically executed over-the-counter and are valued using internal valuation techniques, as no quoted market prices exist for such instruments. The valuation technique and inputs depend on the type of derivative and the nature of the underlying exposure. We principally use discounted cash flows to value these instruments. These models take into account a variety of factors including, where applicable, maturity, currency exchange rates, our interest rate yield curves and counterparties, credit curves, counterparty creditworthiness and commodity prices. These factors are applied on a consistent basis and are based upon observable inputs where available.
Derivative Instruments
Derivative instruments are used as part of our overall strategy to manage exposure to market risks associated with fluctuations in currency exchange rates, interest rates and gasoline costs. As a matter of policy, derivatives are not used for trading or speculative purposes.
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
Self-Insurance Reserves
The Consolidated Balance Sheets include $383 million and $396 million of liabilities associated with retained risks of liability to third parties as of December 31, 2021 and 2020, respectively. Such liabilities relate primarily to public liability and third-party property damage claims, as well as claims arising from the sale of ancillary insurance products including, but not limited to, supplemental liability, personal effects protection and personal accident insurance. These obligations represent an estimate for both reported claims not yet paid and claims incurred but not yet reported. The estimated reserve requirements for such claims are recorded on an undiscounted basis utilizing actuarial methodologies and various assumptions which include, but are not limited to, our historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents for which we are ultimately liable and changes in the cost per incident. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.
The Consolidated Balance Sheets also include liabilities of approximately $48 million and $53 million as of December 31, 2021 and 2020, respectively, related to workers’ compensation, health and welfare and other employee benefit programs. The liabilities represent an estimate for both reported claims not yet paid and claims incurred but not yet reported, utilizing actuarial methodologies similar to those described above.

These amounts are included within accounts payable and other current liabilities and other non-current liabilities.
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the vesting period. Our policy is to record compensation expense for stock options, and restricted stock units that are time- and performance-based, for the portion of the award that vests. Compensation expense related to market-based restricted stock units is recognized provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. We estimate the fair value of restricted stock units using the market price of our common stock on the date of grant. We estimate the fair value of stock-based and cash unit awards containing a market condition using a Monte Carlo simulation model. Key inputs and assumptions used in the Monte Carlo simulation model include the stock price of the award on the grant date, the expected term, the risk-free interest rate over the expected term, the expected annual dividend yield and the expected stock price volatility. The expected volatility is based on a combination of the historical and implied volatility of our publicly traded, near-the-money stock options, and the valuation period is based on the vesting period of the awards. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant and, since we do not currently pay or plan to pay a dividend on our common stock, the expected dividend yield was zero.
Business Combinations
We use the acquisition method of accounting for business combinations, which requires that the assets acquired and liabilities assumed be recorded at their respective fair values at the date of acquisition. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized if fair value can be reasonably estimated at the acquisition date. The excess, if any, of (i) the fair value of the consideration transferred by the acquirer and the fair value of any non-controlling interest remaining in the acquiree, over (ii) the fair values of the identifiable net assets acquired is recorded as goodwill. Gains and losses on the re-acquisition of license agreements are recorded in the Consolidated Statements of Operations within transaction-related costs, net, upon completion of the respective acquisition. Costs incurred to effect a business combination are expensed as incurred, except for the cost to issue debt related to the acquisition.
We record contingent consideration resulting from a business combination at its fair value on the acquisition date. The fair value of the contingent consideration is generally estimated by utilizing a Monte Carlo simulation technique, based on a range of possible future results (Level 3). Any changes in contingent consideration are recorded in transaction-related costs, net.
Transaction-related Costs, net
Transaction-related costs, net are classified separately in the Consolidated Statements of Operations. These costs are comprised of expenses primarily related to acquisition-related activities such as due-diligence and other advisory costs, expenses related to the integration of the acquiree’s operations with our comparable expenses, including the implementation of best practices and process improvements, non-cash gains and losses related to re-acquired rights, expenses related to pre-acquisition contingencies and contingent consideration related to acquisitions.
Investments
We account for investments with controlling interest between 20% and 50% using the equity method of accounting and record our proportional share of net income or loss within operating expenses in the Consolidated Statements of Operations. We assess equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. Any difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge if the loss in value is deemed other than temporary. As of December 31, 2021 and 2020, we had investments with a carrying value of $72 million and $63 million, respectively, recorded within other non-current assets on the Consolidated Balance Sheets.
Aggregate realized gains and losses on equity investments and dividend income are recorded within operating expenses on the Consolidated Statements of Operations. During 2021, 2020 and 2019, the

amounts realized from the sale of equity investments and dividend income was $10 million, $5 million and $10 million, respectively.
Divestitures
We classify long-lived assets and liabilities to be disposed of as held for sale in the period in which they are available for immediate sale in their present condition and the sale is probable and expected to be completed within one year. We initially measure assets and liabilities held for sale at the lower of their carrying value or fair value less costs to sell and assesses their fair value each reporting period until disposed. When the divestiture represents a strategic shift that has, or will have, a major effect on our operations and financial results, the disposal is presented as a discontinued operation.
In May 2021, we completed the sale of our operation in Argentina to Urbiz S.A. for $4 million. As part of the sale, Urbiz S.A. agreed to pay the purchase price, plus interest, over two years for the right to operate the Avis and Budget brands. During the year ended December 31, 2021, we recorded a loss of $14 million, net of the impact of foreign currency adjustments, within restructuring and other related charges. In addition, we paid severance to terminated employees of $2 million.
In December 2021, we entered into a stock purchase agreement with Spuigroep B.V. to sell our operations in the Netherlands. Upon completion of the sale, Spuigroep B.V. will pay approximately $24 million. At December 31, 2021, we had assets held for sale of $31 million recorded within non-current assets and liabilities held for sale of $9 million recorded within non-current liabilities. The Netherlands operations are reported within our International reporting segment.
Nonmarketable Equity Securities
We classify investments without readily determinable fair values that are not accounted for under the equity method as nonmarketable equity securities. The accounting guidance requires nonmarketable equity securities to be recorded at cost and adjusted to fair value at each reporting period. We apply the measurement alternative, which allows these investments to be recorded at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. Any changes in value are recorded within operating expenses. As of December 2020, we had investments in nonmarketable equity securities recorded within other non-current assets with a carrying value of $8 million. We realized a $12 million gain from the sale of a nonmarketable equity security during the year ended December 31, 2019. There were no material adjustments made to the carrying amounts of nonmarketable equity securities during the years ended December 31, 2021 and 2020. As of December 31, 2021, the securities are marketable equity securities with a fair value of $7 million, which are recorded within other non-current assets.

Adoption of New Accounting Pronouncements

Simplifying the Accounting for Income Taxes

On January 1, 2021, as the result of a new accounting pronouncement, we adopted Accounting Standard Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions and improving the application of existing guidance. The adoption of this accounting pronouncement did not have a material impact on our Consolidated Financial Statements.

Compensation—Retirement Benefits—Defined Benefit Plans

On January 1, 2021, as the result of a new accounting pronouncement, we adopted ASU 2018-14, “Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans,” which adds, removes, and clarifies disclosure requirements related to defined benefit pension and other postretirement plans. These changes are part of the Financial Accounting Standards Board (“FASB”) disclosure framework project, which the Board launched in 2014 to improve the effectiveness of disclosures in notes to financial statements. The adoption of this accounting pronouncement did not have a material impact on our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the FASB issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which amends Topic 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. ASU 2021-08 becomes effective for us on January 1, 2023. Early adoption is permitted on a retrospective or prospective basis. The adoption of this accounting pronouncement is not expected to have a material impact on our Consolidated Financial Statements.

Reference Rate Reform

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848),” which amends ASU 2020-04 and clarifies the scope and guidance of Topic 848 to allow derivatives impacted by the reference rate reform to qualify for certain optional expedients and exceptions for contract modifications and hedge accounting. The guidance is optional and is effective for a limited period of time through December 31, 2022. As of December 31, 2021, this guidance had no impact on our Consolidated Financial Statements and we will continue to evaluate this guidance.

3.    Leases

Lessor

The following table presents our lease revenues disaggregated by geography:

	Year Ended December 31,
	2021	2020	2019
Americas	$7,501	$3,864	$6,303
Europe, Middle East and Africa	1,343	1,080	2,141
Asia and Australasia	342	299	584
Total lease revenues	$9,186	$5,243	$9,028

The following table presents our lease revenues disaggregated by brand:

	Year Ended December 31,
	2021	2020	2019
Avis	$4,828	$2,851	$5,163
Budget	3,674	1,878	3,129
Other	684	514	736
Total lease revenues	$9,186	$5,243	$9,028
________
Other includes Zipcar and other operating brands.

Lessee

We have operating and finance leases for rental locations, corporate offices, vehicle rental fleet and equipment. Many of our operating leases for rental locations contain concession agreements with various airport authorities that allow us to conduct our vehicle rental operations on site. In general, concession fees for airport locations are based on a percentage of total commissionable revenue as defined by each airport authority, some of which are subject to minimum annual guaranteed amounts. Concession fees other than minimum annual guaranteed amounts are not included in the measurement of operating lease ROU assets and operating lease liabilities, and are recorded as variable lease expense as incurred. Our operating leases for rental locations often also require us to pay or reimburse operating expenses.

We lease a portion of our vehicles under operating leases. As of December 31, 2021 and 2020, we have guaranteed up to $102 million and $202 million, respectively, of residual values for these vehicles at the end of their respective lease terms. We believe that, based on current market conditions, the net proceeds from the sale of these vehicles at the end of their lease terms will equal or exceed their net book values and therefore have not recorded a liability related to guaranteed residual values.

The components of lease expense are as follows:

	Year Ended December 31,
	2021	2020	2019
Property leases (a)
Operating lease expense	$561	$575	$722
Variable lease expense	433	152	274
Sublease income	(6)	(6)	(8)
Total property lease expense	$988	$721	$988

Vehicle leases
Finance lease expense:
Amortization of ROU assets (b)	$37	$33	$42
Interest on lease liabilities (c)	4	3	4
Operating lease expense (b)	156	195	255
Total vehicle lease expense	$197	$231	$301
__________
(a)    Primarily included in operating expenses and includes $(2) million and $60 million of minimum annual guaranteed rent in excess of concession fees as defined in our rental concession agreement for the year ended December 31, 2021 and 2020, respectively.
(b)    Included in vehicle depreciation and lease charges, net.
(c)    Included in vehicle interest, net.

Supplemental balance sheet information related to leases is as follows:

	As of December 31,
	2021	2020
Property leases
Operating lease ROU assets	$2,368	$2,560

Short-term operating lease liabilities (a)	$496	$514
Long-term operating lease liabilities	1,910	2,078
Operating lease liabilities	$2,406	$2,592

Weighted average remaining lease term	8.8 years	8.4 years
Weighted average discount rate	3.84%	3.86%

Vehicle leases
Finance
Finance lease ROU assets, gross	$353	$304
Accumulated amortization	(72)	(42)
Finance lease ROU assets, net (b)	$281	$262

Short-term vehicle finance lease liabilities	$126	$86
Long-term vehicle finance lease liabilities	116	140
Vehicle finance lease liabilities (c)	$242	$226

Weighted average remaining lease term	2.2 years	1.8 years
Weighted average discount rate	1.97%	1.99%

Operating
Vehicle operating lease ROU assets (d)	$63	$113

Short-term vehicle operating lease liabilities	$50	$82
Long-term vehicle operating lease liabilities	14	31
Vehicle operating lease liabilities (e)	$64	$113

Weighted average remaining lease term	1.3 years	1.5 years
Weighted average discount rate	2.66%	2.90%
_________
(a)    Included in Accounts payable and other current liabilities.
(b)    Included in Vehicles, net within Assets under vehicle programs.
(c)    Included in Debt within Liabilities under vehicle programs.
(d)    Included in Receivables from vehicle manufacturers and other within Assets under vehicle programs.
(e)    Included in Other within Liabilities under vehicle programs.

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2021	2020	2019
Cash payments for lease liabilities within operating activities:
Property operating leases	$639	$740	$733
Vehicle operating leases	162	196	248
Vehicle finance leases	4	3	4
Cash payments for lease liabilities within financing activities:
Vehicle finance leases	193	294	266
Non-cash activities - increase (decrease) in ROU assets in exchange for lease liabilities:
Property operating leases (a)	484	666	531
Vehicle operating leases (a)	115	111	262
Vehicle finance leases	223	257	304
_________
(a)    For the year ended December 31, 2019, ROU assets obtained in exchange for lease liabilities since initial recognition.

Maturities of lease liabilities as of December 31, 2021 are as follows:

	Property Operating Leases	Vehicle Finance Leases	Vehicle Operating Leases
Within 1 year	$577	$126	$51
Between 1 and 2 years	466	5	13
Between 2 and 3 years	335	95	1
Between 3 and 4 years	255	16	—
Between 4 and 5 years	202	—	—
Thereafter	1,056	—	—
Total lease payments	2,891	242	65
Less: Imputed interest	(485)	—	(1)
Total	$2,406	$242	$64

4.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Year Ended December 31,
	2021	2020	2019
Net income (loss) attributable to Avis Budget Group, Inc. for basic and diluted EPS	$1,285	$(684)	$302

Basic weighted average shares outstanding	64.9	70.5	75.2
Options and non-vested stock	1.2	—	0.5
Diluted weighted average shares outstanding	66.1	70.5	75.7

Earnings (loss) per share:
Basic	$19.79	$(9.71)	$4.01
Diluted	$19.44	$(9.71)	$3.98

The following table summarizes our outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS (shares in millions):

	As of December 31,
	2021	2020	2019
Non-vested stock (a)	—	1.2	0.5
__________
(a)The weighted average grant date fair value for anti-dilutive non-vested stock for 2020 and 2019 was $26.20 and $39.48, respectively.

5.    Restructuring and Other Related Charges

Restructuring

During the first quarter of 2021, we initiated a global restructuring plan to focus on cost discipline by reviewing headcounts, facilities and contractor agreements. We are transforming our business as it prepares to exit the COVID-19 crisis by controlling fixed costs and matching variable costs to demand (“T21”). As of December 31, 2021, we formally communicated the termination of employment to approximately 460 employees, as part of this process, and terminated approximately 455 of these employees. We expect further restructuring expense of approximately $5 million related to this initiative in first quarter 2022.

During first quarter 2020, we initiated a global restructuring plan to reduce operating costs, such as headcount and facilities, due to declining reservations and revenue resulting from the COVID-19 outbreak (“2020 Optimization Plan”). We expect no further restructuring expense related to this initiative.

During third quarter 2019, we initiated a restructuring plan to exit our operations in Brazil by closing rental facilities, disposing of assets and terminating personnel (“Brazil”). We expect no further restructuring expense related to this initiative.

During first quarter 2019, we initiated a restructuring plan to drive global efficiency by improving processes and consolidating functions, and to create new objectives and strategies for our truck rental operations in the U.S. by reducing headcount, large vehicles and rental locations (“T19”). This initiative is complete.

During first quarter 2018, we initiated a strategic restructuring plan to improve processes and reduce headcount in response to our new workforce planning technology that allows more effective management of staff levels (“Workforce planning”). The costs associated with this initiative primarily represent severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in cash. This initiative is complete.

The following tables summarize the change to our restructuring-related liabilities and identifies the amounts recorded within our reporting segments for restructuring charges and corresponding payments and utilizations:

	Personnel Related	Facility Related	Other (a)	Total
Balance at January 1, 2019	$1	$—	$1	$2
Restructuring expense:
T19	24	—	31	55
Brazil	1	1	5	7
Restructuring payment/utilization:
T19	(21)	—	(30)	(51)
Brazil	(1)	—	(5)	(6)
Workforce planning	(1)	—	—	(1)
Balance as of December 31, 2019	3	1	2	6
Restructuring expense:
2020 Optimization	73	3	3	79
Brazil	1	1	(2)	—
T19	—	—	14	14
Restructuring payment/utilization:
2020 Optimization	(68)	(2)	(1)	(71)
Brazil	—	(1)	2	1
T19	(5)	—	(15)	(20)
Balance as of December 31, 2020	4	2	3	9
Restructuring expense:
T21	26	4	2	32
T19	—	—	(2)	(2)
Restructuring payment/utilization:
T21	(17)	(4)	(4)	(25)
2020 Optimization	(5)	—	—	(5)
T19	(1)	—	2	1
Balance as of December 31, 2021	$7	$2	$1	$10
__________
(a)Includes expenses primarily related to the disposition of vehicles.

	Americas	International	Total
Balance at January 1, 2019	$—	$2	$2
Restructuring expense:
T19	39	16	55
Brazil	7	—	7
Restructuring payment/utilization:
T19	(38)	(13)	(51)
Brazil	(6)	—	(6)
Workforce planning	—	(1)	(1)
Balance as of December 31, 2019	2	4	6
Restructuring expense:
2020 Optimization Plan	31	48	79
T19	14	—	14
Restructuring payment/utilization:
2020 Optimization Plan	(29)	(42)	(71)
Brazil	1	—	1
T19	(16)	(4)	(20)
Balance as of December 31, 2020	3	6	9
Restructuring expense:
T21	5	27	32
T19	(2)	—	(2)
Restructuring payment/utilization:
T21	(4)	(21)	(25)
2020 Optimization Plan	(2)	(3)	(5)
T19	2	(1)	1
Balance as of December 31, 2021	$2	$8	$10

Other Related Charges

Limited Voluntary Opportunity Plans (“LVOP”)

During the second quarter of 2021, our operations in our International segment offered a voluntary termination program to certain employees in field operations and general and administrative functions for a limited time. These employees, if qualified, elected resignation from employment in return for enhanced severance benefits to be settled in cash. During the year ended December 31, 2021, we recorded other related charges of approximately $17 million in connection with the LVOP. As of December 31, 2021, approximately 130 employees elected to participate in the plan and the majority of the participants have been terminated.

During 2020, we offered a voluntary termination program to certain employees in field operations, shared services, and general and administrative functions for a limited time. These employees, if qualified, elected resignation from employment in return for enhanced severance benefits to be settled in cash. During the year ended December 31, 2020, we recorded other related charges of approximately $18 million in connection with the LVOP.

Officer Separation Costs

In August 2020, we announced the resignation of John F. North, III as our Chief Financial Officer. Following his post-resignation transition to an advisory position, Mr. North continued to serve as a consultant through January 1, 2021. In connection with Mr. North’s departure, we recorded other related charges of approximately $5 million, inclusive of accelerated stock-based compensation expense for the year ended

December 31, 2020.

In March 2020, we announced the departure of Michael K. Tucker as Executive Vice President, General Counsel effective March 27, 2020. In connection with Mr. Tucker’s separation, we recorded other related charges of approximately $2 million for the year ended December 31, 2020.

In May 2019, we announced the resignation of Larry D. De Shon as our President and Chief Executive Officer. Mr. De Shon continued to serve in his role until a successor had been named and was employed by us through December 31, 2019. In connection with Mr. De Shon’s departure, we recorded other related charges of approximately $1 million for consulting fees and $14 million, inclusive of accelerated stock-based compensation expense, for the years ended December 31, 2020 and 2019, respectively.

In March 2019, we announced the resignation of Mark J. Servodidio as our President, International effective June 14, 2019. In connection with Mr. Servodidio’s departure, we recorded other related charges of approximately $4 million, inclusive of accelerated stock-based compensation expense.

6.    Acquisitions

Avis and Budget Licensees

2021

During 2021, we completed the acquisitions of various licensees in Europe and North America, for approximately $23 million, plus $22 million for acquired fleet. These investments were in-line with our strategy to re-acquire licensees when advantageous to expand our footprint of Company-operated locations. The acquired fleet was financed under our existing financing arrangements. In connection with these acquisitions, approximately $28 million was recorded to other intangibles related to franchise agreements. The license agreements are being amortized over a weighted average useful life of approximately one year. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

2020

During 2020, we completed the acquisitions of various licensees in North America and Europe, for approximately $28 million, plus $22 million for acquired fleet. These investments were in-line with our strategy to re-acquire licensees when advantageous to expand our footprint of Company-operated locations. The acquired fleet was financed under our existing financing arrangements. In connection with these acquisitions, approximately $28 million was recorded in other intangibles related to license agreements. The license agreements are being amortized over a weighted average useful life of approximately two years. Differences between the preliminary allocation of purchase price and the final allocation were not material for Avis and Budget Licensees.

2019

During 2019, we completed the acquisitions of various licensees, primarily in North America, for approximately $55 million, plus $27 million for acquired fleet, of which $74 million was paid in 2019 and the remaining purchase price was primarily paid in 2020. These investments were in-line with our strategy to re-acquire licensees when advantageous to expand our footprint of Company-operated locations. The acquired fleet was financed under our existing financing arrangements. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to our Americas reportable segment. In connection with these acquisitions, approximately $21 million was recorded in goodwill, other intangibles of $24 million related to license agreements and $7 million related to customer relationships. The license agreements and customer relationships are being amortized over a weighted average useful life of approximately three years. The goodwill is expected to be deductible for tax purposes. Differences between the preliminary allocation of purchase price and the final allocation were not material for Avis and Budget Licensees.

7.    Intangible Assets
Intangible assets consisted of:

	As of December 31, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements (a)	$298	$193	$105	$280	$151	$129
Customer relationships (b)	257	204	53	268	196	72
Other (c)	51	36	15	54	33	21
	$606	$433	$173	$602	$380	$222

Unamortized Intangible Assets
Goodwill	$1,108			$1,137
Trademarks	$551			$552
_________
(a)Primarily amortized over a period ranging from 0 to 40 years with a weighted average life of 16 years.
(b)Primarily amortized over a period ranging from 3 to 20 years with a weighted average life of 12 years.
(c)Primarily amortized over a period ranging from 2 to 10 years with a weighted average life of 9 years.

Amortization expense relating to all intangible assets was as follows:

	Year Ended December 31,
	2021	2020	2019
License agreements	$47	$37	$28
Customer relationships	14	23	25
Other	6	5	6
Total	$67	$65	$59
Based on our amortizable intangible assets at December 31, 2021, we expect related amortization expense of approximately $47 million for 2022, $28 million for 2023, $23 million for 2024, $16 million for 2025 and $15 million for 2026 excluding effects of currency exchange rates.
The carrying amounts of goodwill and related changes are as follows:

	Americas	International	Total Company

Goodwill as of January 1, 2020	$2,141	$1,078	$3,219
Accumulated impairment losses as of January 1, 2020	(1,587)	(531)	(2,118)
Goodwill as of January 1, 2020	554	547	1,101
Currency translation adjustments and other	(1)	37	36
Goodwill as of December 31, 2020	553	584	1,137
Currency translation adjustments and other	—	(29)	(29)
Goodwill as of December 31, 2021	$553	$555	$1,108

8.    Vehicle Rental Activities
The components of vehicles, net within assets under vehicle programs are as follows:

	As of December 31,
	2021	2020
Rental vehicles	$14,612	$9,210
Less: Accumulated depreciation	(1,911)	(1,337)
	12,701	7,873
Vehicles held for sale	165	280
Vehicles, net	$12,866	$8,153
The components of vehicle depreciation and lease charges, net are summarized below:

	Year Ended December 31,
	2021	2020	2019
Depreciation expense	$1,402	$1,330	$1,890
Lease charges	156	195	255
(Gain) loss on sale of vehicles, net	(361)	(157)	(82)
Vehicle depreciation and lease charges, net	$1,197	$1,368	$2,063

At December 31, 2021, 2020 and 2019, we had payables related to vehicle purchases included in liabilities under vehicle programs - other of $142 million, $232 million and $418 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $134 million, $162 million and $576 million, respectively.

9.    Income Taxes

The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$—	$(5)	$(3)
State	35	21	41
Foreign	12	29	50
Current income tax provision	47	45	88

Deferred
Federal	309	(104)	41
State	78	(90)	(37)
Foreign	(9)	(123)	(107)
Deferred income tax provision (benefit)	378	(317)	(103)
Provision for (benefit from) income taxes	$425	$(272)	$(15)
Pretax income (loss) for domestic and foreign operations consists of the following:

	Year Ended December 31,
	2021	2020	2019
United States	$1,529	$(590)	$125
Foreign	179	(366)	162
Pretax income (loss)	$1,708	$(956)	$287

Deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2021	2020
Deferred income tax assets:
Net tax loss carryforwards	$1,480	$1,146
Long-term operating lease liabilities	625	657
Accrued liabilities and deferred revenue	272	237
Tax credits	11	17
Depreciation and amortization	19	3
Provision for doubtful accounts	18	8
Other	100	110
Valuation allowance (a)	(167)	(204)
Deferred income tax assets	2,358	1,974

Deferred income tax liabilities:
Operating lease right-of-use assets	614	649
Depreciation and amortization	102	105
Prepaid expenses	23	8
Other	4	14
Deferred income tax liabilities	743	776
Deferred income tax assets, net	$1,615	$1,198
__________
(a)    The valuation allowance of $167 million at December 31, 2021 relates to tax loss carryforwards and certain deferred tax assets of $163 million and $4 million, respectively. The valuation allowance will be reduced when and if we determine it is more likely than not that the related deferred income tax assets will be realized. The valuation allowance of $204 million at December 31, 2020 relates to tax loss carryforwards and certain deferred tax assets of $195 million and $9 million, respectively. The valuation allowance will be reduced when and if we determine it is more likely than not that the related deferred income tax assets will be realized. The decrease in valuation allowance as compared to the year ended December 31, 2020 relates to the expiration of certain federal net operating loss carryforwards for which the deferred income tax asset was not more likely than not to be realized. As of December 31, 2021, the net operating loss deferred tax asset and corresponding valuation allowance were reduced.

Deferred income tax assets and liabilities related to vehicle programs are comprised of the following:

	As of December 31,
	2021	2020
Deferred income tax assets:
Depreciation and amortization	$80	$62
Other	19	27
Deferred income tax assets	99	89

Deferred income tax liabilities:
Depreciation and amortization	2,321	1,445
Other	20	27
Deferred income tax liabilities	2,341	1,472
Deferred income tax liabilities under vehicle programs, net	$2,242	$1,383
At December 31, 2021, we had U.S. federal net operating loss carryforwards of approximately $5.1 billion. The majority of the net operating loss carryforwards have an indefinite utilization period pursuant to the Tax Act and a significant remaining portion expires by 2031. Such net operating loss carryforwards are primarily related to accelerated depreciation of our U.S. vehicles. Currently, we do not record valuation allowances on the majority of our U.S. federal tax loss carryforwards as there are adequate deferred tax liabilities that could be realized within the carryforward period. At December 31, 2021, we had foreign net operating loss carryforwards of approximately $1.2 billion, the majority of which has an indefinite utilization period.
At December 31, 2021, we had undistributed earnings of certain foreign subsidiaries of approximately $1.0 billion that we have indefinitely reinvested, and on which we have not recognized deferred taxes. Estimating the amount of potential tax is not practicable because of the complexity and variety of assumptions necessary to compute the tax.
The reconciliation between the U.S. federal income tax statutory rate and our effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory rate	21.0%	21.0%	21.0%
Adjustments to reconcile to the effective rate:
State and local income taxes, net of federal tax benefits	5.5	4.8	(1.7)
Changes in valuation allowances	(0.6)	—	(26.9)
Taxes on foreign operations at rates different than U.S. federal statutory rates	(2.0)	3.1	3.4
Stock-based compensation	(0.3)	(0.1)	—
Other non-deductible (non-taxable) items	0.6	(0.4)	(1.4)
Other	0.7	—	0.4
	24.9%	28.4%	(5.2)%

The following is a tabular reconciliation of the gross amount of unrecognized tax benefits for the year:

	2021	2020	2019
Balance, January 1	$57	$54	$61
Additions for tax positions related to current year	4	4	6
Additions for tax positions for prior years	3	—	—
Reductions for tax positions for prior years	(3)	(1)	(8)
Settlements	—	(3)	(4)
Statute of limitations	—	—	(1)
Foreign currency translation	(3)	3	—
Balance, December 31	$58	$57	$54
We do not anticipate that total unrecognized tax benefits will change significantly in 2022.
We are subject to taxation in the United States and various foreign jurisdictions. As of December 31, 2021, the 2007 through 2020 tax years generally remain subject to examination by the federal tax authorities. The 2012 through 2020 tax years generally remain subject to examination by various state tax authorities. In significant foreign jurisdictions, the 2012 through 2020 tax years generally remain subject to examination by their respective tax authorities.
Substantially all of the gross amount of the unrecognized tax benefits at December 31, 2021, 2020 and 2019, if recognized, would affect our provision for, or benefit from, income taxes. As of December 31, 2021, our unrecognized tax benefits were offset by tax loss carryforwards and other deferred tax assets in the amount of $33 million.

The following table presents unrecognized tax benefits:

	As of December 31,
	2021	2020
Unrecognized tax benefit in non-current income taxes payable (a)	$30	$24
Accrued interest payable on potential tax liabilities (b)	29	29
__________
(a)Pursuant to the agreements governing the disposition of certain subsidiaries in 2006, we are entitled to indemnification for certain predisposition tax contingencies. As of December 31, 2021 and 2020, $13 million, respectively, of unrecognized tax benefits are related to tax contingencies for which we believe it is entitled to indemnification.
(b)We recognize potential interest related to unrecognized tax benefits within interest expense related to corporate debt, net on the accompanying Consolidated Statements of Operations. Penalties incurred during the years ended December 31, 2021, 2020 and 2019, were not significant and were recognized as a component of the provision for income taxes.

10.    Other Current Assets
Other current assets consisted of:

	As of December 31,
	2021	2020
Sales and use taxes	$238	$147
Prepaid expenses	205	161
Other	95	148
Other current assets	$538	$456

11.    Property and Equipment, net
Property and equipment, net consisted of:

	As of December 31,
	2021	2020
Land	$50	$49
Buildings and leasehold improvements	525	592
Capitalized software	932	918
Furniture, fixtures and equipment	426	417
Projects in process	84	60
Buses and support vehicles	80	86
	2,097	2,122
Less: Accumulated depreciation and amortization	(1,560)	(1,465)
Property and equipment, net	$537	$657
Depreciation and amortization expense relating to property and equipment during 2021, 2020 and 2019 was $205 million, $218 million and $204 million, respectively (including $105 million, $113 million and $109 million, respectively, of amortization expense relating to capitalized software). At December 31, 2021, we had payables related to property and equipment included in accounts payable and other current liabilities and in other non-current liabilities of $20 million and $2 million, respectively. At December 31, 2020, we had payables related to property and equipment included in accounts payable and other current liabilities and in other non-current liabilities of $10 million and $3 million, respectively.

12.    Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consisted of:

	As of December 31,
	2021	2020
Short-term operating lease liabilities	$496	$514
Accounts payable	407	394
Accrued sales and use taxes	313	215
Accrued advertising and marketing	218	122
Accrued payroll and related	193	117
Deferred lease revenues – current	185	70
Public liability and property damage insurance liabilities – current	159	162
Other	418	440
Accounts payable and other current liabilities	$2,389	$2,034

13.    Long-term Corporate Debt and Borrowing Arrangements
Long-term debt and other borrowing arrangements consisted of:

	Maturity Date	As of December 31,
		2021	2020
6.375% Senior Notes	April 2024	$—	$350
4.125% euro-denominated Senior Notes	November 2024	341	366
5.250% Senior Notes	March 2025	—	375
4.500% euro-denominated Senior Notes	May 2025	284	305
10.500% Senior Secured Notes	May 2025	—	487
4.750% euro-denominated Senior Notes	January 2026	398	428
5.750% Senior Notes	July 2027	728	724
4.750% Senior Notes	April 2028	500	—
5.375% Senior Notes	March 2029	600	—
Floating Rate Term Loan (a)	August 2027	1,187	1,199
Other (b)		19	24
Deferred financing fees		(48)	(48)
Total		4,009	4,210
Less: Short-term debt and current portion of long-term debt		19	19
Long-term debt		$3,990	$4,191
_________
(a)The floating rate term loan is part of our senior revolving credit facility, which is secured by pledges of capital stock of certain our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property.
(b)Primarily includes finance leases which are secured by liens on the related assets.
Term Loan
Floating Rate Term Loan due 2027. In February 2020, we amended our Floating Rate Term Loan and extended its maturity term to 2027. We increased the outstanding borrowing principal amount of the Floating Rate Term Loan to $1.2 billion and on April 1, 2020 used the additional loan amount to redeem $100 million of our outstanding 5.500% Senior Notes due 2023. As of December 31, 2021, the loan bears interest at one-month LIBOR plus 1.75%, for an aggregate rate of 1.86%; however, we entered into an interest rate swap to hedge $700 million of our interest rate exposure related to the floating rate term loan at an aggregate rate of 4.75%.
Senior Notes

6.375% Senior Notes due 2024. In March 2016, we issued $350 million of 6.375% Senior Notes due 2024 at par, with interest payable semi-annually. We have the right to redeem these notes in whole or in part at any time on or after April 1, 2019 at specified redemption prices plus accrued interest. In May 2016, we used the net proceeds from the offering to redeem $300 million principal amount of our previous 4.875% Senior Notes and for general corporate purposes.

4.125% euro-denominated Senior Notes due 2024. In September 2016, we issued €300 million of 4.125% euro-denominated Senior Notes due 2024 at par, with interest payable semi-annually. We have the right to redeem these notes in whole or in part at any time on or after November 15, 2019 at specified redemption prices plus accrued interest. In October 2016, we used the net proceeds from the offering primarily to redeem €275 million of our outstanding 6% euro-denominated Senior Notes due 2021.

5.250% Senior Notes due 2025. In March 2015, we issued $375 million of 5.250% Senior Notes due 2025 at par, with interest payable semi-annually. We have the right to redeem these notes in whole or in part at any time on or after March 15, 2020 at specified redemption prices plus accrued interest. In April 2015, we used net proceeds from the offering to redeem the remaining $223 million principal amount of our 9.750% Senior Notes and to partially fund the acquisition of Maggiore. In September 2021, we redeemed our 5.250% Senior Notes due March 2025 with an aggregate outstanding balance of $235 million for $239 million plus accrued interest.

4.500% euro-denominated Senior Notes due 2025. In March 2017, we issued €250 million of 4.500% euro-denominated Senior Notes due 2025, at par, with interest payable semi-annually. We have the right to redeem these notes in whole or in part on or after May 15, 2020 at specified redemption prices plus accrued interest. In April 2017, we used the net proceeds from the offering to redeem our outstanding €175 million principal amount of 6.000% euro-denominated Senior Notes due 2021 for €180 million plus accrued interest. In June 2017, we used the remaining proceeds to redeem a portion of our Floating Rate Senior Notes due 2017.

4.750% euro-denominated Senior Notes due 2026. In October 2018, we issued €350 million of 4.750% euro-denominated Senior Notes due 2026, at par, with interest payable semi-annually. We have the right to redeem these notes in whole or in part on or after September 30, 2021 at specified redemption prices plus accrued interest. In October 2018, we used the net proceeds from the offering to redeem our 5.125% Senior Notes due June 2022 for $410 million plus accrued interest.

5.750% Senior Notes due 2027. In July 2019, we issued $400 million of 5.750% Senior Notes due July 2027, at par, with interest payable semi-annually. We used the net proceeds from the offering to redeem $400 million principal amount of our 5.500% Senior Notes due April 2023. In August 2020, we issued $350 million of additional 5.750% Senior Notes due July 2027, at 92% of face value, under the indenture governing our existing 5.750% Senior Notes. We used the proceeds from this offering to redeem the outstanding $100 million in aggregate principal amount of our 5.500% Senior Notes due 2023, with the remainder being used for general corporate purposes.

10.500% Senior Secured Notes due 2025. In May 2020, we issued $500 million of 10.500% Senior Secured Notes due May 2025, at 97% of face value, with interest payable semi-annually. We have the right to redeem these notes in whole or in part prior to May 15, 2022 at a redemption price equal to 100% of principal amount plus accrued interest and a make-whole premium. We have the right to redeem these notes in whole or in part on or after May 15, 2022 at specified redemption prices plus accrued interest. The notes are guaranteed on a senior unsecured basis by us and on a senior secured basis by certain of our subsidiaries. We used the proceeds from this offering for general corporate purposes.

4.750% Senior Notes due 2028. In March 2021, we issued $500 million of 4.750% Senior Notes due April 2028, at par, with interest paid semiannually. We have the right to redeem these notes in whole or in part at any time on or after April 1, 2024 at specified redemption prices plus accrued interest. Net proceeds, together with cash on hand, were used to redeem all of the outstanding 6.375% Senior Notes due 2024 for $356 million plus accrued interest and a portion of our outstanding 5.250% Senior Notes due 2025 for $142 million plus accrued interest.

5.375% Senior Notes due 2029. In March 2021, we issued $600 million of 5.375% Senior Notes due March 2029, at par, with interest paid semiannually. We have the right to redeem these notes in whole or in part at any time on or after March 1, 2024 at specified redemption prices plus accrued interest. Net proceeds, together with cash on hand, were used to redeem all of the outstanding 10.500% Senior Secured Notes due 2025 for $599 million plus accrued interest.

In connection with the debt amendments and repayments for the years ended December 31, 2021, 2020 and 2019, we recorded $136 million, $9 million and $12 million in early extinguishment of debt costs, respectively.

The 5.750% Senior Notes, the 4.750% Senior Notes and the 5.375% Senior Notes are senior unsecured obligations of our Avis Budget Car Rental, LLC (“ABCR”) subsidiary, are guaranteed by us and certain of our domestic subsidiaries and rank equally in right of payment with all of our existing and future senior unsecured indebtedness.

The 4.125% euro-denominated Senior Notes, 4.500% euro-denominated Senior Notes and 4.750% euro-denominated Senior Notes are unsecured obligations of our Avis Budget Finance plc subsidiary, are guaranteed on a senior basis by us and certain of our domestic subsidiaries and rank equally with all of our existing senior unsecured debt.
Debt Maturities
The following table provides contractual maturities of our corporate debt at December 31, 2021:

Year	Amount
2022	$19
2023	18
2024	357
2025	299
2026	410
Thereafter	2,954
$4,057
Committed Credit Facilities And Available Funding Arrangements
At December 31, 2021, the committed corporate credit facilities available to us and/or our subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2026 (a)	$1,950	$—	$1,727	$223
__________
(a)The senior revolving credit facility bears interest at one-month LIBOR plus 175 basis points and is part of our senior credit facilities, which include the floating rate term loan and the senior revolving credit facility, and which are secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property.

In July 2021, we amended the credit agreement to increase the revolving credit facility to $1.95 billion and extend the maturity of the facility to 2026.

Debt Covenants

The agreements governing our indebtedness contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries, the incurrence of additional indebtedness and/or liens by us and certain of our subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. Our senior credit facility also contains a maximum leverage ratio requirement. As of December 31, 2021, we were in compliance with the financial covenants governing our indebtedness.

14.    Debt under Vehicle Programs and Borrowing Arrangements
Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of December 31,
	2021	2020
Americas – Debt due to Avis Budget Rental Car Funding (a)	$8,889	$5,116
Americas – Debt borrowings (a)	612	509
International – Debt borrowings (a)	1,757	1,115
International – Finance leases	177	162
Other	3	—
Deferred financing fees (b)	(48)	(45)
Total	$11,390	$6,857
__________
(a)Increase reflects additional borrowings principally to fund increases in our global rental fleet.
(b)Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of December 31, 2021 and 2020 were $41 million and $36 million, respectively.

Americas

Debt due to Avis Budget Rental Car Funding. Avis Budget Rental Car Funding, an unconsolidated bankruptcy remote qualifying special purpose limited liability company, issues privately placed notes to investors as well as to banks and bank-sponsored conduit entities. Avis Budget Rental Car Funding uses the proceeds from its note issuances to make loans to our wholly-owned subsidiary, AESOP Leasing LP (“AESOP Leasing”), on a continuing basis. AESOP Leasing is required to use the proceeds of such loans to acquire or finance the acquisition of vehicles used in our rental car operations. By issuing debt through the Avis Budget Rental Car Funding program, we pay a lower rate of interest than if we had issued debt directly to third parties. Avis Budget Rental Car Funding is not consolidated, as we are not the “primary beneficiary” of Avis Budget Rental Car Funding. We determined that we are not the primary beneficiary because we do not have the obligation to absorb the potential losses or receive the benefits of Avis Budget Rental Car Funding’s activities since our only significant source of variability in the earnings, losses or cash flows of Avis Budget Rental Car Funding is exposure to our own creditworthiness, due to our loan from Avis Budget Rental Car Funding. Because Avis Budget Rental Car Funding is not consolidated, AESOP Leasing’s loan obligations to Avis Budget Rental Car Funding are reflected as related party debt on our Consolidated Balance Sheets. We also have an asset within Assets under vehicle programs on our Consolidated Balance Sheets which represents securities issued to us by Avis Budget Rental Car Funding. AESOP Leasing is consolidated, as we are the “primary beneficiary” of AESOP Leasing; as a result, the vehicles purchased by AESOP Leasing remain on our Consolidated Balance Sheets. We determined we are the primary beneficiary of AESOP Leasing, as we have the ability to direct its activities, an obligation to absorb a majority of its expected losses and the right to receive the benefits of AESOP Leasing’s activities. AESOP Leasing’s vehicles and related assets, which as of December 31, 2021, approximate $10.5 billion and some of which are subject to manufacturer repurchase and guaranteed depreciation agreements, collateralize the debt issued by Avis Budget Rental Car Funding. The assets and liabilities of AESOP Leasing are presented on our Consolidated Balance Sheets within Assets under vehicle programs and Liabilities under vehicle programs, respectively. The assets of AESOP Leasing, included within assets under vehicle programs (excluding the investment in Avis Budget Rental Car Funding (AESOP) LLC—related party) are restricted. Such assets may be used only to repay the respective AESOP Leasing liabilities, included within Liabilities under vehicle programs, and to purchase new vehicles, although if certain collateral coverage requirements are met, AESOP Leasing may pay dividends from excess cash. The creditors of AESOP Leasing and Avis Budget Rental Car Funding have no recourse to our general credit. We periodically provide Avis Budget Rental Car Funding with non-contractually required support, in the form of equity and loans, to serve as additional collateral for the debt issued by Avis Budget Rental Car Funding.
The business activities of Avis Budget Rental Car Funding are limited primarily to issuing indebtedness and using the proceeds thereof to make loans to AESOP Leasing for the purpose of acquiring or financing the acquisition of vehicles to be leased to our rental car subsidiaries and pledging its assets to secure the indebtedness. Because Avis Budget Rental Car Funding is not consolidated by us, its results of operations and cash flows are not reflected within our financial statements.
In January 2020 and August 2020, AESOP issued approximately $700 million in asset-backed notes with an expected final payment date of August 2025 and issued approximately $650 million in asset-backed notes with an expected final payment date of February 2026, respectively. In May 2021, AESOP issued $800 million of asset-backed notes with an expected final payment date of August 2026. In June 2021, AESOP issued $96 million, $105 million and $103 million of asset-backed notes with expected final payment dates of March 2024, September 2024 and August 2025, respectively. In November 2021, AESOP issued $650 million of asset-backed notes with an expected final payment date of February 2027. We used the proceeds from these borrowings to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. Borrowings under the Avis Budget Rental Car Funding program primarily represent fixed rate notes and had a weighted average interest rate of 2.66% and 3.17% as of December 31, 2021 and 2020 respectively.
Debt borrowings.We finance the acquisition of vehicles used in our Canadian rental operations through a consolidated, bankruptcy remote special-purpose entity, which issues privately placed notes to investors and bank-sponsored conduits. We finance the acquisition of fleet for our truck rental operations in the United States through a combination of debt facilities and leases. These debt borrowings represent a mix of fixed and floating rate debt and had a weighted average interest rate of 2.64% and 2.98% as of December 31, 2021 and 2020 respectively.

International
Debt borrowings. In 2013, we entered into a three-year, €500 million European rental fleet securitization program, which is used to finance fleet purchases for certain of our European operations. Since 2013, we increased its capacity to €1.7 billion, and extended the securitization maturity to 2024. We finance the acquisition of vehicles used in our International rental car operations through this and other consolidated, bankruptcy remote special-purpose entities, which issue privately placed notes to banks and bank-sponsored conduits. The International borrowings primarily represent floating rate notes and had a weighted average interest rate of 1.66% and 2.17% as of December 31, 2021 and 2020, respectively.

Finance leases. We obtain a portion of our International vehicles under finance lease arrangements. For the years ended December 31, 2021 and 2020, the weighted average interest rate on these borrowings was 1.25% and 1.16% respectively. All finance leases are on a fixed repayment basis and interest rates are fixed at the contract date.
Debt Maturities
The following table provides the contractual maturities of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2021:

Debt under Vehicle Programs (a)
2022 (b)	$2,025
2023 (c)	2,890
2024 (d)	3,004
2025	1,666
2026	1,530
Thereafter	323
$11,438
__________
(a)    Vehicle-backed debt primarily represents asset-backed securities.
(b)    Includes $0.7 billion of bank and bank-sponsored facilities.
(c)    Includes $1.7 billion of bank and bank-sponsored facilities.
(d)    Includes $1.3 billion of bank and bank-sponsored facilities.

Committed Credit Facilities And Available Funding Arrangements
The following table presents available funding under our debt arrangements related to our vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2021:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas – Debt due to Avis Budget Rental Car Funding	$10,343	$8,889	$1,454
Americas – Debt borrowings	825	612	213
International – Debt borrowings	2,627	1,757	870
International – Finance leases	206	177	29
Other	3	3	—
Total	$14,004	$11,438	$2,566
__________
(a)Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)The outstanding debt is collateralized by vehicles and related assets of $10.4 billion for Americas - Debt due to Avis Budget Rental Car Funding; $0.9 billion for Americas - Debt borrowings; $2.1 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants
The agreements under our vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions, and in some cases also require compliance with certain financial requirements. As of December 31, 2021, we are not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under our vehicle-backed funding programs.

15.    Commitments and Contingencies
Contingencies

In 2006, we completed the spin-offs of our Realogy and Wyndham subsidiaries. We do not believe that the impact of any resolution of pre-existing contingent liabilities in connection with the spin-offs should result in a material liability to us in relation to our consolidated financial position or liquidity, as Realogy and Wyndham each have agreed to assume responsibility for these liabilities. We are also named in litigation that is primarily related to the businesses of our former subsidiaries, including Realogy and Wyndham. We are entitled to indemnification from such entities for any liability resulting from such litigation.

In February 2017, following state court trials in Georgia, we were found liable for damages in two cases brought by plaintiffs who were injured in a vehicle accident allegedly caused by an employee of our independent contractor who was acting outside of the scope of employment. In fourth quarter 2019, we appealed both verdicts resulting in a reversal of the opinions rendered. The Georgia Supreme Court granted the plaintiffs’ application to review the appellate court’s reversal of the judgments entered at the trial court. The Georgia Supreme Court heard oral arguments in December 2020, and on May 3, 2021 issued a decision affirming the appellate court’s judgements. Following the issuance of this decision, plaintiffs filed motions for reconsideration, which were denied in June 2021. We have reversed a previously recognized liability related to these cases, net of recoverable insurance proceeds, of approximately $12 million within operating expenses.

In November 2011, Jose Mendez v. Avis Budget Group Inc., et al. was filed in U.S. District Court for the District of New Jersey. The plaintiff seeks to represent a purported nationwide class and two sub-classes of certain renters of vehicles from our Avis and Budget subsidiaries from April 2007 through December 2015. The plaintiff seeks damages in connection with claims relating to our electronic toll service, including that administrative fees and toll charges were not properly disclosed to customers and/or were excessive. Plaintiff’s motion for class certification was approved by the Court in November 2017. The parties are currently engaged in settlement discussions. We have been named as a defendant in other purported consumer class action law suits, including a class action filed against us in Florida seeking damages in connection with a breach of contract claim and two purported class action suits filed against us in New Jersey, one related to fines and fees charged to car renters by us for violations incurred during the course of their rental and another related to ancillary charges at our Payless subsidiary. In the Florida lawsuit, a motion for preliminary approval of a proposed settlement has been filed with the Court.

We are currently involved, and in the future may be involved, in claims and/or legal proceedings, including class actions, and governmental inquiries that are incidental to our vehicle rental and car sharing operations, including, among others, contract and licensee disputes, competition matters, employment and wage-and-hour claims, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable resolutions could occur. We estimate that the potential exposure resulting from adverse outcomes of current legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $35 million in excess of amounts accrued as of December 31, 2021. We do not believe that the impact should result in a material liability to us in relation to our consolidated financial condition or results of operations.
Commitments to Purchase Vehicles
We maintain agreements with vehicle manufacturers under which we have agreed to purchase approximately $5.9 billion of vehicles from manufacturers over the next 12 months, a $2.8 billion decrease compared to December 31, 2020, financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.
Other Purchase Commitments
In the normal course of business, we make various commitments to purchase other goods or services from specific suppliers, including those related to marketing, advertising, computer services and capital expenditures. As of December 31, 2021, we had approximately $149 million of purchase obligations, which extend through 2026.
Concentrations
Concentrations of credit risk at December 31, 2021, include (i) risks related to our repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, including Ford, Fiat Chrysler and General Motors, and primarily with respect to receivables for program cars that have been disposed, but for which we have not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $26 million and $15 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.
Asset Retirement Obligations
We maintain a liability for asset retirement obligations. An asset retirement obligation is a legal obligation to perform certain activities in connection with the retirement, disposal or abandonment of assets. Our asset retirement obligations, which are measured at discounted fair values, are primarily related to the removal of underground gasoline storage tanks at our rental facilities. The liability accrued for asset retirement obligations was $28 million and $30 million at December 31, 2021 and 2020, respectively.
Standard Guarantees/Indemnifications
In the ordinary course of business, we enter into numerous agreements that contain standard guarantees and indemnities whereby we agree to indemnify another party, among other things, for performance under contracts and any breaches of representations and warranties thereunder. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets, businesses or activities, (ii) leases of real estate, (iii) licensing of trademarks, (iv) access to credit facilities and use of derivatives and (v) issuances of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) licensees under licensing agreements, (iv) financial institutions in credit facility arrangements and derivative contracts and (v) underwriters and placement agents in debt or equity security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many may survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that we could be required to make under these guarantees, nor are we able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications provided to landlords against third-party claims for the use of real estate property leased by us, we maintains insurance coverage that mitigates our potential exposure.

16.    Stockholders’ Equity
Cash Dividend Payments
During 2021, 2020 and 2019, we did not declare or pay any cash dividends. Our ability to pay dividends to holders of our common stock is limited by our senior credit facility, the indentures governing our senior notes and our vehicle financing programs.
Share Repurchases
Our Board of Directors has authorized the repurchase of up to approximately $4.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in November 2021. During 2021, 2020 and 2019, we repurchased approximately 21.5 million shares of common stock at a cost of approximately $1.6 billion under the program. As of December 31, 2021, approximately $959 million of authorization remained available to repurchase common stock under this plan.

In June 2019, as part of our share repurchase program, we entered into a structured repurchase agreement involving the use of capped call options for the purchase of our common stock. We paid a fixed sum upon the execution of the agreement in exchange for the right to receive either a pre-determined amount of cash or stock. We paid net premiums of $16 million to enter into this agreement, which was recorded as a reduction of additional paid in capital. In September 2019, the capped call options expired and all outstanding options settled for 0.6 million shares.

Share Issuances

On February 10, 2020, we announced we had appointed a new Chairman of the Board of Directors and in connection with this appointment, the new Chairman purchased an aggregate $15 million of unregistered shares of our common stock at a price per share equal to the closing price of our common stock on February 7, 2020. We issued the common stock from treasury shares.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustments (a)	Net Unrealized Gains (Losses) on Cash Flow Hedges (b)	Minimum Pension Liability Adjustment (c)	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2018	$(3)	$2	$(132)	$(133)
Cumulative effect of accounting change	—	1	—	1
Balance, January 1, 2019	(3)	3	(132)	(132)
Other comprehensive income (loss) before reclassifications	12	(20)	(20)	(28)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3)	6	3
Net current-period other comprehensive income (loss)	12	(23)	(14)	(25)
Balance, December 31, 2019	9	(20)	(146)	(157)
Other comprehensive income (loss) before reclassifications	33	(39)	(36)	(42)
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	8	6	12
Net current-period other comprehensive income (loss)	31	(31)	(30)	(30)
Balance, December 31, 2020	40	(51)	(176)	(187)
Other comprehensive income (loss) before reclassifications	(35)	18	39	22
Amounts reclassified from accumulated other comprehensive income (loss)	11	14	7	32
Net current-period other comprehensive income (loss)	(24)	32	46	54
Balance, December 31, 2021	$16	$(19)	$(130)	$(133)
 __________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries (see Note 9-Income Taxes for impacts of the Tax Act) and include a $70 million gain, net of tax, related to our hedge of our investment in euro-denominated foreign operations (See Note 20-Financial Instruments).
(a)For the years ended December 31, 2021 and 2020, the amount reclassified from accumulated other comprehensive income (loss) into restructuring and other related charges.
(b)For the years ended December 31, 2021, 2020 and 2019, the amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $17 million ($12 million, net of tax), $9 million ($6 million, net of tax) and $4 million ($3 million, net of tax), respectively. For the year ended December 31, 2021 and 2020, the amounts reclassified from accumulated other comprehensive income (loss) into vehicle interest expense were $2 million ($2 million, net of tax) and $2 million ($2 million, net of tax).
(c)For the years ended December 31, 2021, 2020 and 2019, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $9 million ($7 million, net of tax), $9 million ($6 million, net of tax) and $8 million ($6 million, net of tax), respectively.

17.    Related Party Transactions

In August 2021, SRS Mobility Ventures, LLC acquired a 33 1/3% Class A Membership Interest in one of our subsidiaries at fair value of $37.5 million. SRS Mobility Ventures, LLC is an affiliate of our largest shareholder, SRS Investment Management, LLC.

18.    Stock-Based Compensation

Our Amended and Restated Equity and Incentive Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock- or cash-based awards to employees, directors and other individuals who perform services for us and our subsidiaries. The maximum number of shares reserved for grant of awards under the plan is 22.5 million, with approximately 4.3 million shares available as of December 31, 2021. We typically settle stock-based awards with treasury shares.
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
In June 2020, we granted market-based RSUs that vest based on absolute stock price attainment. The grant date fair value of this award is estimated using a Monte Carlo simulation model. The weighted average assumptions used in the model are outlined in the table below. During the years ended December 31, 2021 and 2019, we did not issue any stock unit awards containing a market condition.

Expected volatility of stock price	91%
Risk-free interest rate	0.18%
Valuation period	3 years
Dividend yield	—%

Annual activity related to stock units consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2021	1,070	$27.47
Granted (a)	245	65.23
Vested (b)	(590)	29.16
Forfeited	(54)	31.82
Outstanding and expected to vest at December 31, 2021 (c)	671	$39.39	0.9	$139
Performance-based and market-based RSUs
Outstanding at January 1, 2021	988	$32.41
Granted (a)	236	62.27
Vested (b)	—	—
Forfeited	(338)	45.39
Outstanding at December 31, 2021	886	$35.40	1.3	$184
Outstanding and expected to vest at December 31, 2021 (c)	886	$35.40	1.3	$184
__________
(a)Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors, which are discussed separately below. The weighted-average fair value of time-based RSUs, and performance-based and market-based RSUs granted in 2020 was $23.14 and $21.06, respectively, and the weighted-average fair value of time-based RSUs and performance-based RSUs granted in 2019 was $34.14 and $34.56, respectively.
(b)The total fair value of RSUs vested during 2021, 2020 and 2019 was $17 million, $19 million and $18 million, respectively.
(c)Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $31 million and will be recognized over a weighted average vesting period of 1.1 years.

Non-employee Directors Deferred Compensation Plan
We grant stock awards on an annual basis to non-employee directors representing between 50% and 100% of a director’s annual compensation and such awards could be deferred under the Non-employee Directors Deferred Compensation Plan. During 2021, 2020 and 2019, we granted 8,800, 34,000 and 40,000 awards, respectively, to non-employee directors.

Stock-Compensation Expense
During 2021, 2020 and 2019, we recorded stock-based compensation expense of $30 million ($21 million, net of tax), $9 million ($7 million, net of tax) and $22 million ($17 million, net of tax), respectively.

19.    Employee Benefit Plans
Defined Contribution Savings Plans
We sponsor several defined contribution savings plans in the United States and certain foreign subsidiaries that provide certain of our eligible employees an opportunity to accumulate funds for retirement. We match portions of the contributions of participating employees on the basis specified by the plans. Our contributions to these plans were $22 million, $23 million and $32 million during 2021, 2020 and 2019, respectively.
Defined Benefit Pension Plans
We sponsor defined benefit pension plans in the United States and in certain foreign subsidiaries with some plans offering participation in the plans at the employees’ option. Under these plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation. However, the majority of the plans are closed to new employees and participants are no longer accruing benefits.
The funded status of the defined benefit pension plans is recognized on the Consolidated Balance Sheets and the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost, are recognized as a component of accumulated other comprehensive loss, net of tax.
The components of net periodic (benefit) cost consisted of the following:

	Year Ended December 31,
	2021	2020	2019
Service cost (a)	$6	$5	$5
Interest cost (b)	12	17	21
Expected return on plan assets (b)	(35)	(31)	(30)
Amortization of unrecognized amounts (b)	9	9	7
Net periodic (benefit) cost	$(8)	$—	$3
__________
(a)For the year ended December 31, 2021, $4 million and $2 million were included in operating expenses and selling, general and administrative expenses, respectively. For the year ended December 31, 2020 and 2019, $4 million and $1 million were included in operating expenses and selling, general and administrative expenses, in each period.
(b)Included in selling, general and administrative expenses.

We use a measurement date of December 31 for our pension plans. The funded status of the pension plans were as follows:

	As of December 31,
Change in Benefit Obligation	2021	2020
Benefit obligation at end of prior year	$926	$821
Service cost	6	5
Interest cost	12	17
Actuarial (gain) loss	(17)	84
Plan amendments	(3)	—
Currency translation adjustment	(12)	26
Net benefits paid	(31)	(27)
Benefit obligation at end of current year	$881	$926

Change in Plan Assets
Fair value of assets at end of prior year	$722	$649
Actual return on plan assets	71	71
Employer contributions	16	14
Currency translation adjustment	(5)	14
Net benefits paid	(32)	(26)
Fair value of assets at end of current year	$772	$722
Amounts recognized in the statement of financial position consist of the following:

	As of December 31,
Funded Status	2021	2020
Classification of net balance sheet assets (liabilities):
Non-current assets	$50	$7
Current liabilities	(5)	(4)
Non-current liabilities	(154)	(207)
Net funded status	$(109)	$(204)
The following assumptions were used to determine pension obligations and pension costs for the principal plans in which our employees participated:

	For the Year Ended December 31,
U.S. Pension Benefit Plans	2021	2020	2019
Discount rate:
Net periodic benefit cost	2.25%	3.10%	4.15%
Benefit obligation	2.67%	2.25%	3.10%
Long-term rate of return on plan assets	6.75%	7.00%	7.00%

Non-U.S. Pension Benefit Plans
Discount rate:
Net periodic benefit cost	1.40%	1.95%	2.75%
Benefit obligation	1.83%	1.40%	1.95%
Long-term rate of return on plan assets	3.71%	3.80%	4.50%
To select discount rates for our defined benefit pension plans, we use a modeling process that involves matching the expected cash outflows of such plans, to yield curves constructed from portfolios of AA-rated fixed-income debt instruments. We use the average yields of the hypothetical portfolios as a discount rate benchmark.
Our expected rate of return on plan assets of 6.75% and 3.71% for the U.S. plans and non-U.S. plans, respectively, used to determine pension obligations and pension costs, are long-term rates based on historic plan asset returns in individual jurisdictions, over varying long-term periods combined with current market expectations and broad asset mix considerations.
As of December 31, 2021 and 2020, plans with projected benefit obligations in excess of plan assets had projected benefit obligations of $453 million and $518 million, respectively, and plan assets of $297 million and $307 million, respectively. As of December 31, 2021 and 2020, plans with accumulated benefit obligations in excess of plan assets had accumulated benefit obligations of $453 million and $509 million, respectively, and plan assets of $303 million and $307 million, respectively. The accumulated benefit obligation for all plans was $872 million and $916 million as of December 31, 2021 and 2020, respectively. We expect to contribute approximately $1 million to the U.S. plans and $4 million to the non-U.S. plans in 2022.
Our defined benefit pension plans’ assets are invested primarily in mutual funds and may change in value due to various risks, such as interest rate and credit risk and overall market volatility. Due to the level of risk associated with investment securities, it is reasonably possible that changes in the values of the pension plans’ investment securities will occur in the near term and that such changes would materially affect the amounts reported in our financial statements.
The defined benefit pension plans’ investment goals and objectives are managed by us or Company-appointed and member-appointed trustees with consultation from independent investment advisors. While the objectives may vary slightly by country and jurisdiction, collectively we seek to produce returns on pension plan investments, which are based on levels of liquidity and investment risk that we believe are prudent and reasonable, given prevailing capital market conditions. The pension plans’ assets are managed in the long-term interests of the participants and the beneficiaries of the plans. A suitable strategic asset allocation benchmark is determined for each plan to maintain a diversified portfolio, taking into account government requirements, if any, regarding unnecessary investment risk and protection of pension plans’ assets. We believe that diversification of the pension plans’ assets is an important investment strategy to provide reasonable assurance that no single security or class of securities will have a disproportionate impact on the pension plans. As such, we allocate assets among traditional equity, fixed income (government issued securities, corporate bonds and short-term cash investments) and other investment strategies.
The equity component’s purpose is to provide a total return that will help preserve the purchasing power of the assets. The pension plans hold various mutual funds that invest in equity securities and are diversified among funds that invest in large cap, small cap, growth, value and international stocks as well as funds that are intended to “track” an index, such as the S&P 500. The equity investments in the portfolios will represent a greater assumption of market volatility and risk as well as provide higher anticipated total return over the long term. The equity component is expected to approximate 35%-55% of the plans’ assets.
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
The purpose of the alternative investment component is to provide diversification and risk reduction through less correlated investment strategies with the goal of enhanced returns and downside protection. Alternative strategies will not be used if they are designed solely to enhance return and/or employ significant leverage. Diversification of asset categories, investment styles and managers is central to managing investment risk. The alternative investment component is expected to approximate 5%-15% of the plans’ assets.

The following table presents the defined benefit pension plans’ assets measured at fair value:

	As of December 31, 2021
Asset Class	Level 1	Level 2	Level 3	Total
Cash equivalents and short-term investments	$14	$48	$—	$62
U.S. equities	115	45	—	160
Non-U.S. equities	56	89	—	145
Government bonds	6	11	—	17
Corporate bonds	134	51	—	185
Other assets	5	152	46	203
Total assets	$330	$396	$46	$772
__________
During 2021, we purchased and classified $46 million of investments as Level 3.

	As of December 31, 2020
Asset Class	Level 1	Level 2	Total
Cash equivalents and short-term investments	$19	$50	$69
U.S. equities	113	56	169
Non-U.S. equities	64	103	167
Government bonds	5	1	6
Corporate bonds	105	32	137
Other assets	1	173	174
Total assets	$307	$415	$722
We estimate that future benefit payments from plan assets will be $31 million, $31 million, $32 million, $33 million, $35 million and $188 million for 2022, 2023, 2024, 2025, 2026 and 2027 to 2031, respectively.
Multiemployer Plans
We contribute to a number of multiemployer plans under the terms of collective-bargaining agreements that cover a portion of our employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects: (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; (iii) if we elect to stop participating in a multiemployer plan, we may be required to contribute to such plan an amount based on the under-funded status of the plan; and (iv) we have no involvement in the management of the multiemployer plans’ investments. For the years ended December 31, 2021 and 2020, we contributed a total of $7 million in each of the periods and for the year ended December 31, 2019 we contributed a total of $9 million to multiemployer plans.

20.    Financial Instruments
Risk Management
Currency Risk. We use currency exchange contracts to manage our exposure to changes in currency exchange rates associated with our non-U.S.-dollar denominated receivables and forecasted royalties, forecasted earnings of non-U.S. subsidiaries and forecasted non-U.S.-dollar denominated acquisitions. We primarily hedge a portion of our current-year currency exposure to the Australian, Canadian and New Zealand dollars, the euro and the British pound sterling. The majority of forward contracts do not qualify for hedge accounting treatment. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they economically hedge. Forward contracts used to hedge forecasted third-party receipts and disbursements up to 12 months are designated and do qualify as cash flow hedges. We have designated our euro-denominated notes as a hedge of our investment in euro-denominated foreign operations.

The estimated net amount of existing gains or losses we expect to reclassify from accumulated other comprehensive income (loss) to earnings for cash flow and net investment hedges over the next 12 months is not material.
Interest Rate Risk. We use various hedging strategies including interest rate swaps and interest rate caps to create an appropriate mix of fixed and floating rate assets and liabilities. We estimate that $18 million of losses currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.
Commodity Risk. We periodically enter into derivative commodity contracts to manage our exposure to changes in the price of gasoline. These instruments were designated as freestanding derivatives and the changes in fair value are recorded in our consolidated results of operations.
Credit Risk and Exposure. We are exposed to counterparty credit risks in the event of nonperformance by counterparties to various agreements and sales transactions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties and by requiring collateral in certain instances in which financing is provided. We mitigate counterparty credit risk associated with our derivative contracts by monitoring the amount for which we are at risk with each counterparty, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing our risk among multiple counterparties.
There were no significant concentrations of credit risk with any individual counterparty or groups of counterparties at December 31, 2021 or 2020, other than (i) risks related to our repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, and primarily with respect to receivables for program cars that were disposed but for which we have not yet received payment from the manufacturers (see Note 2-Summary of Significant Accounting Policies), (ii) receivables from Realogy and Wyndham related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition and (iii) risks related to leases which have been assumed by Realogy but of which we are a guarantor. Concentrations of credit risk associated with trade receivables are considered minimal due to our diverse customer base. We do not normally require collateral or other security to support credit sales.
Fair Value
Derivative instruments and hedging activities
As described above, derivative assets and liabilities consist principally of currency exchange contracts, interest rate swaps, interest rate caps and commodity contracts. We held derivative instruments with absolute notional values as follows:

	As of December 31,
	2021	2020
Foreign exchange contracts	$1,655	$1,386
Interest rate caps (a)	11,900	8,871
Interest rate swaps	1,450	1,950
__________
(a)Represents $7.2 billion of interest rate caps sold, partially offset by approximately $4.7 billion of interest rate caps purchased at December 31, 2021 and $6.0 billion of interest rate caps sold, partially offset by approximately $2.9 billion of interest rate caps purchased at December 31, 2020. These amounts exclude $3.0 billion and $3.1 billion of interest rate caps purchased by our Avis Budget Rental Car Funding subsidiary at December 31, 2021 and 2020, respectively.

Fair values (Level 2) of derivative instruments are as follows:

	As of December 31, 2021		As of December 31, 2020
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$2	$27	$—	$69
Derivatives not designated as hedging instruments
Foreign exchange contracts (c)	7	10	3	11
Interest rate caps (b)	11	15	—	—
Total	$20	$52	$3	$80
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, as it is not consolidated by us; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income (loss), as discussed in Note 16-Stockholders’ Equity.
(a)Included in other non-current assets or other non-current liabilities.
(b)Included in assets under vehicle programs or liabilities under vehicle programs.
(c)Included in other current assets or other current liabilities.

The effects of derivatives recognized in our Consolidated Financial Statements are as follows:

	Year Ended December 31,
	2021	2020	2019
Financial instruments designated as hedging instruments (a)
Interest rate swaps (b)	$32	$(31)	$(23)
Euro-denominated notes (c)	56	(67)	17
Financial instruments not designated as hedging instruments (d)
Foreign exchange contracts (e)	(3)	(5)	(7)
Interest rate caps (f)	(1)	—	(1)
Commodity contracts (g)	—	(6)	3
Total	$84	$(109)	$(11)
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
(e)For the year ended December 31, 2021, included a $2 million loss in interest expense and a $1 million loss included in operating expenses. For the year ended December 31, 2020, included an $3 million loss included in interest expense and a $2 million loss included in operating expenses. For the year ended December 31, 2019, included a $11 million loss in interest expense and a $4 million gain included in operating expenses.
(f)Primarily included in vehicle interest, net.
(g)Included in operating expenses.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

	As of December 31, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$19	$18	$19	$18
Long-term debt	3,990	4,153	4,191	4,337

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$8,848	$9,009	$5,080	$5,317
Vehicle-backed debt	2,528	2,559	1,775	1,796
Interest rate swaps and interest rate caps (a)	14	14	2	2
___________
(a)Derivatives in liability position.

21.    Segment Information

Our chief operating decision maker assesses performance and allocates resources based upon the separate financial information from our operating segments. In identifying our reportable segments, we consider the nature of services provided, the geographical areas in which the segments operated and other relevant factors. We aggregate certain of our operating segments into our reportable segments.
Management evaluates the operating results of each of our reportable segments based upon revenues and “Adjusted EBITDA,” which we define as income (loss) from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net, charges for unprecedented personal-injury and other legal matters, net, which includes amounts recorded in excess of $5 million related to class action lawsuits, non-operational charges related to shareholder activist activity, gain on sale of equity method investment in China, COVID-19 charges and income taxes. Net charges for unprecedented personal-injury and other legal matters and gain on sale of equity method investment in China are recorded within operating expenses in our Consolidated Statement of Comprehensive Income. Non-operational charges related to shareholder activist activity include third party advisory, legal and other professional service fees and are recorded within selling, general and administrative expenses in our Consolidated Statement of Comprehensive Income. COVID-19 charges include unusual, direct and incremental costs due to the COVID-19 pandemic, such as minimum annual guaranteed rent in excess of concession fees for the period, overflow parking for idle vehicles and related shuttling costs, incremental cleaning supplies to sanitize vehicles and facilities and other charges, and losses associated with vehicles damaged in overflow parking lots, net of insurance proceeds, and are primarily recorded within operating expenses in our Consolidated Statement of Comprehensive Income. We have revised our definition of Adjusted EBITDA to exclude amounts recorded in excess of $5 million related to class action lawsuits. We have not revised prior years' Adjusted EBITDA amounts because there were no other charges similar in nature to these. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended December 31, 2021

	Americas	International	Corporate and Other (a)	Total
Revenues	$7,557	$1,756	$—	$9,313
Vehicle depreciation and lease charges, net	851	346	—	1,197
Vehicle interest, net	258	55	—	313
Adjusted EBITDA	2,364	118	(71)	2,411
Non-vehicle depreciation and amortization	178	84	10	272
Assets exclusive of assets under vehicle programs	5,746	2,716	119	8,581
Assets under vehicle programs	11,437	2,582	—	14,019
Capital expenditures (excluding vehicles)	74	26	8	108
__________
(a)Primarily represents unallocated corporate expenses and receivables from our former subsidiaries.
Year Ended December 31, 2020

	Americas	International	Corporate and Other (a)	Total
Revenues	$3,965	$1,437	$—	$5,402
Vehicle depreciation and lease charges, net	968	400	—	1,368
Vehicle interest, net	274	44	—	318
Adjusted EBITDA	72	(202)	(45)	(175)
Non-vehicle depreciation and amortization	185	91	10	286
Assets exclusive of assets under vehicle programs	5,510	2,754	101	8,365
Assets under vehicle programs	7,155	2,018	—	9,173
Capital expenditures (excluding vehicles)	65	29	—	94
__________
(a)Primarily represents unallocated corporate expenses and receivables from our former subsidiaries.

Year Ended December 31, 2019

	Americas	International	Corporate and Other (a)	Total
Revenues	$6,352	$2,820	$—	$9,172
Vehicle depreciation and lease charges, net	1,462	601	—	2,063
Vehicle interest, net	284	60	—	344
Adjusted EBITDA	652	203	(67)	788
Non-vehicle depreciation and amortization	161	94	8	263
Assets exclusive of assets under vehicle programs	6,226	2,995	90	9,311
Assets under vehicle programs	10,508	3,307	—	13,815
Capital expenditures (excluding vehicles)	162	62	26	250
__________
(a)Primarily represents unallocated corporate expenses and receivables from our former subsidiaries.

Provided below is a reconciliation of Adjusted EBITDA to income (loss) before income taxes.

	For the Year Ended December 31,
	2021	2020	2019
Adjusted EBITDA	$2,411	$(175)	$788
Less:
Non-vehicle related depreciation and amortization (a)	279	286	263
Interest expense related to corporate debt, net
Interest expense	218	231	178
Early extinguishment of debt	136	9	12
COVID-19 charges (b)	(2)	122	—
Restructuring and other related charges	64	118	80
Unprecedented personal-injury and other legal matters, net (c)	3	8	—
Non-operational charges related to shareholder activist activity (d)	—	4	2
Transaction-related costs, net	5	3	10
Gain on sale of equity method investment in China (c)	—	—	(44)
Income (loss) before income taxes	$1,708	$(956)	$287
__________
(a)    Includes amortization of intangible assets recognized in purchase accounting of $66 million in 2021, $66 million in 2020 and $56 million in 2019. Includes operating expenses in our Consolidated Statement of Operations related to cloud computing costs of $7 million in 2021.
(b)    The following table presents the unusual, direct and incremental costs due to the COVID-19 pandemic:

	2021	2020
Minimum annual guaranteed rent in excess of concession fees, net	$(2)	$60
Vehicles damaged in overflow parking lots, net of insurance proceeds	(7)	14
Incremental cleaning supplies to sanitize vehicles and facilities, and over flow parking for idle vehicles	—	48
Other charges	7	—
Operating expenses	$(3)	$116
Vehicle depreciation and lease charges	—	1
Selling, general and administrative expenses	1	5
COVID-19 charges, net	$(2)	$122
(c)    Reported within operating expenses in our Consolidated Statements of Operations.
(d)    Reported within selling, general and administrative expenses in our Consolidated Statements of Operations.

The geographic segment information provided below is classified based on the geographic location of our subsidiaries.

	United States	All Other Countries	Total
2021
Revenues	$7,254	$2,059	$9,313
Assets exclusive of assets under vehicle programs	5,575	3,006	8,581
Assets under vehicle programs	10,915	3,104	14,019
Net long-lived assets	1,328	1,041	2,369

2020
Revenues	$3,758	$1,644	$5,402
Assets exclusive of assets under vehicle programs	5,262	3,103	8,365
Assets under vehicle programs	6,797	2,376	9,173
Net long-lived assets	1,421	1,147	2,568

2019
Revenues	$5,867	$3,305	$9,172
Assets exclusive of assets under vehicle programs	5,830	3,481	9,311
Assets under vehicle programs	9,824	3,991	13,815
Net long-lived assets	1,536	1,155	2,691

22.    Subsequent Event

From January 1, 2022 through February 10, 2022, we repurchased approximately 2.1 million shares of our common stock at a cost of approximately $400 million under our Stock Repurchase Program.

*****

Schedule II – Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period	Expense (Benefit)	Other Adjustments(a)	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31,
2021	$60	$107	$(2)	$(81)	$84
2020	52	73	3	(68)	60
2019	39	41	—	(28)	52

Tax Valuation Allowance:
Year Ended December 31,
2021	$207	$(35)	$(3)	$—	$169
2020	214	(1)	(6)	—	207
2019	311	(95)	(2)	—	214
__________
(a)Other Adjustments relate to currency translation adjustments.

F-1

EXHIBIT NO.	DESCRIPTION
2.1
Separation and Distribution Agreement by and among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 1, 2006).

2.2
Letter Agreement dated August 17, 2006 related to the Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation*, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, dated August 8, 2007).

3.1	Amended and Restated Certificate of Incorporation of Avis Budget Group, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 5, 2006).
3.2	Amended and Restated Bylaws of Avis Budget Group, Inc., dated August 10, 2020 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 13, 2020).
4.1
Indenture dated as of September 26, 2016 among Avis Budget Finance plc, as Issuer, the Guarantors from time to time parties hereto and Deutsche Bank Trust Company Americas as Trustee, Deutsche Bank AG, London Branch as Paying Agent and Deutsche Bank Luxembourg S.A., as Registrar, governing the 4.125% Senior Notes due 2024 (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, dated November 3, 2016).

4.2
Indenture dated as of March 8, 2017 among Avis Budget Finance, plc, as Issuer, the Guarantors from time to time parties hereto, Deutsche Bank Trust Company Americas, as Trustee, Deutsche Bank AG, London Branch, as Paying Agent and Deutsche Bank Luxembourg S.A., as Registrar, governing the 4.50% Senior Notes due 2025 (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, dated May 4, 2017).

4.3
Indenture dated as of October 4, 2018 among Avis Budget Finance, plc, as Issuer, the Guarantors from time to time parties thereto, Deutsche Bank Trust Company Americas, as Trustee, Deutsche Bank AG, London Branch, as Paying Agent and Deutsche Bank Luxembourg S.A., as Registrar, governing the 4.75% Senior Notes due 2026 (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 dated November 6, 2018).

4.4
Indenture dated as of July 3, 2019 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and Deutsche Bank Trust Company Americas, as Trustee, governing the 5.75% Senior Notes due 2027 (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 dated August 6, 2019).

4.5
First Supplement Indenture, dated as of August 6, 2020, to the indenture dated as of July 3, 2019 by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 7, 2020).

4.6
Indenture, dated as of March 1, 2021, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 5.375% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 1, 2021).

4.7
Indenture, dated as of March 23, 2021, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 4.75% Senior Notes due 2028 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 23, 2021).

4.8	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
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

10.3
Agreement between Patrick Rankin and Avis Budget Services Limited, dated August 15, 2019 (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, dated February 20, 2020). †

10.4
Agreement between Avis Budget Group, Inc. and Edward Linnen, dated April 20, 2015 (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, dated February 20, 2020). †

10.5	Offer Letter, dated August 12, 2020, between Brian Choi and Avis Budget Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 13, 2020). †
10.6	Offer Letter, dated February 4, 2021, between Veresh Sita and Avis Budget Group, Inc. †
10.7
Avis Budget Group, Inc. Executive Severance Pay Plan for Grade A and B Employees and Summary Plan Description (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 14, 2020). †

G-1

10.8
Third Amended and Restated Cooperation Agreement, dated as of February 23, 2020, by and among Avis Budget Group, Inc., SRS Investment Management, LLC and certain of its affiliates (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 23, 2020).

10.9
Amendment, dated August 12, 2020, to Third Amended and Restated Cooperation Agreement, dated as of February 23, 2020, by and among Avis Budget Group, Inc., SRS Investment Management, LLC and certain of its affiliates (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 13, 2020).

10.10
Second Amendment, dated September 15, 2021, to the Third Amended and Restated Cooperation Agreement, dated as of February 23, 2020, by and among Avis Budget Group, Inc., SRS Investment Management, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 15, 2021.) †

10.11	Avis Budget Group, Inc. Amended and Restated Equity and Incentive Plan (Incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A, dated March 26, 2019).†
10.12
Amendment to the Avis Budget Group, Inc. Amended and Restated Equity and Incentive Plan dated October 26, 2021 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated November 2, 2021).†

10.13
Form of Award Agreement - Restricted Stock Units. (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 dated February 21, 2019).†

10.14
Form of Award Agreement - Performance Based Restricted Stock Units. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 dated February 21, 2019).†

10.15
Form of Non-Employee Director Award Agreement - Restricted Stock Units. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 dated February 21, 2019).†

10.16
Form of Avis Budget Group, Inc. Severance Agreement. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 dated February 21, 2019).†

10.17
Avis Budget Group, Inc. Non-Employee Directors Deferred Compensation Plan, amended and restated as of January 1, 2019. (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 dated February 21, 2019).†

10.18
Avis Budget Group, Inc. Deferred Compensation Plan, amended and restated as of November 1, 2008 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, dated February 26, 2009).†

10.19
Avis Budget Group, Inc. Savings Restoration Plan, amended and restated as of November 1, 2008 (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, dated February 26, 2009).†

10.20	Avis Rent A Car System, LLC Pension Plan. (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 dated February 21, 2019).†
10.21	Cendant Corporation* Officer Personal Financial Services Policy (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 26, 2005).
10.22
Tax Sharing Agreement among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 1, 2006).

10.23
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

10.25
Supplemental Indenture No. 1, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.26
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

10.27
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

10.29
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

10.30
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

10.31
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

10.33
First Amendment, dated as of December 23, 2005, among AESOP Leasing L.P., as Borrower, and Cendant Rental Car Funding (AESOP) LLC***, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.29(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

10.34
Second Amendment, dated as of the May 9, 2007, among AESOP Leasing L.P., as Borrower, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.35
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

10.37
First Amendment, dated December 23, 2005, among AESOP Leasing L.P., as Lessor, and Cendant Car Rental Group, Inc.**, as Lessee and as Administrator, to the Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 20, 2006).

10.38
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

10.41
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

10.42
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

10.43
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

10.44
AESOP I Operating Sublease Agreement dated as of March 26, 2013 between Zipcar, Inc., as Sublessee and Avis Budget Car Rental, LLC, as Sublessor (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 dated May 8, 2013).

10.45
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

10.46
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

10.47
Second Amended and Restated Series 2015-3 Supplement, dated as of June 18, 2021, between Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the Funding Agents and APA Banks named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2015-3 Agent (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 23, 2021).

10.48
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

10.49
Series 2017-1 Supplement, dated as of March 15, 2017, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2017-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2017).

10.50
Series 2017-2 Supplement, dated as of December 13, 2017, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2017-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2017).

10.51
Series 2018-1 Supplement, dated as of April 30, 2018, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2018-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 4, 2018).

10.52
Amended and Restated Series 2018-2 Supplement, dated as of June 18, 2021, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2018-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2021).

10.53
Series 2019-1 Supplement, dated as of February 13, 2019, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2019-1 Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 20, 2019).

10.54
Amended and Restated Series 2019-2 Supplement, dated as of June 18, 2021 between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2019-2 Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 23, 2021).

10.55
Series 2019-3 Supplement, dated as of August 27, 2019, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2019-3 Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2019).

10.56
Amended and Restated Series 2020-1 Supplement, dated as of June 18, 2021, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2020-1 Agent. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 23, 2021).

10.57
Series 2020-2 Supplement, dated as of August 12, 2020, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2020-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 14, 2020).

10.58
Series 2021-1 Supplement dated as of May 18, 2021, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2021-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 21, 2021).

10.59
Series 2021-2 Supplement, dated as of November 17, 2021, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2021-2 Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 19, 2021).

10.60
Sixth Amended and Restated Credit Agreement, dated as of July 9, 2021, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, Avis Budget Group, Inc., the subsidiary borrowers from time to time party thereto, the financial institutions from time to time party thereto JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 13, 2021).

21	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted as Inline XBRL and contained in Exhibit 101.
____________________

*	Cendant Corporation is now known as Avis Budget Group, Inc.
**	Cendant Car Rental Group, LLC (formerly known as Cendant Car Rental Group, Inc.) is now known as Avis Budget Car Rental, LLC.
***	Cendant Rental Car Funding (AESOP) LLC, formerly known as AESOP Funding II L.L.C, is now known as Avis Budget Rental Car Funding (AESOP) LLC.
****	Avis Rent A Car System, Inc. is now known as Avis Rent A Car System, LLC.
†	Denotes management contract or compensatory plan.
††	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.

H-5