Form 10-Q
period 2022-03-31
AVIS BUDGET GROUP, INC.
filed 2022-05-03
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the issuer’s common stock was 48,287,272 shares as of April 29, 2022.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any such forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, projected plans and objectives. These statements may be identified by the fact that they do not relate to historical or current facts and may use words such as “believes,” “expects,” “anticipates,” “will,” “should,” “could,” “may,” “would,” “intends,” “projects,” “estimates,” “plans,” and similar words, expressions or phrases. The following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the Coronavirus (“COVID-19”) pandemic, the continued restrictions that have been placed on travel in many countries and the resulting adverse impact on the global economy, and the potential effects on the global economy and markets as a result of the ongoing military conflict between Russia and Ukraine. These factors include, but are not limited to:

•COVID-19 and its resulting impact on the global economy, which has had, and is expected to continue to have, a significant impact on our operations, including unprecedented volatility in demand levels, as well as its current, and uncertain future impact including, but not limited to, its effect on the ability or desire of people to travel, including due to travel restrictions, and other restrictions and orders, which may continue to impact our results, operations, outlooks, plans, goals, growth, cash flows, liquidity, and stock price;

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

•an occurrence or threat of terrorism, the current and any future pandemic diseases, natural disasters, military conflict, including the ongoing military conflict between Russia and Ukraine, or civil unrest in the locations in which we operate, and the potential effects of sanctions on the world economy and markets and/or international trade;

•any substantial changes in the cost or supply of fuel, vehicle parts, energy, labor or other resources on which we depend to operate our business, including as a result of COVID-19, the ongoing military conflict between Russia and Ukraine, and any embargos on oil sales imposed on or by the Russian government;

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

•risks related to protecting the integrity of, and preventing unauthorized access to, our information technology systems or those of our third-party vendors, licensees, dealers, independent operators and independent contractors, and protecting the confidential information of our employees and customers against security breaches, including physical or cybersecurity breaches, attacks, or other disruptions, compliance with privacy and data protection regulation, and the effects of any potential increase in cyberattacks on the world economy and markets and/or international trade;

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

•significant changes in the assumptions and estimates that are used in our impairment testing for goodwill or intangible assets, which could result in a significant impairment of our goodwill or intangible assets; and

•other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services.

We operate in a continuously changing business environment and new risk factors emerge from time to time. New risk factors, factors beyond our control, or changes in the impact of identified risk factors may cause actual results to differ materially from those set forth in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility if future results are materially different from those forecast or anticipated. Other factors and assumptions not identified above, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results

of Operations,” in Item 2 and “Risk Factors” in Item 1A in this quarterly report and in similarly titled sections set forth in Item 7 and in Item 1A and in other portions of our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2022 (the “2021 Form 10-K”), may cause actual results to differ materially from those projected in any forward-looking statements.

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$2,432	$1,372

Expenses
Operating	1,147	832
Vehicle depreciation and lease charges, net	111	254
Selling, general and administrative	283	182
Vehicle interest, net	77	75
Non-vehicle related depreciation and amortization	58	68
Interest expense related to corporate debt, net:
Interest expense	53	61
Early extinguishment of debt	—	129
Restructuring and other related charges	8	20
Transaction-related costs, net	—	1
Total expenses	1,737	1,622

Income (loss) before income taxes	695	(250)
Provision for (benefit from) income taxes	168	(80)
Net income (loss)	527	(170)
Less: net loss attributable to non-controlling interests	(2)	—
Net income (loss) attributable to Avis Budget Group, Inc.	$529	$(170)

Comprehensive income (loss) attributable to Avis Budget Group, Inc.	$568	$(146)

Earnings (loss) per share
Basic	$9.96	$(2.43)
Diluted	$9.71	$(2.43)

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$550	$534
Receivables, net	779	775
Other current assets	439	538
Total current assets	1,768	1,847

Property and equipment, net	531	537
Operating lease right-of-use assets	2,417	2,368
Deferred income taxes	1,540	1,615
Goodwill	1,096	1,108
Other intangibles, net	706	724
Other non-current assets	379	382
Total assets exclusive of assets under vehicle programs	8,437	8,581

Assets under vehicle programs:
Program cash	85	89
Vehicles, net	13,987	12,866
Receivables from vehicle manufacturers and other	182	222
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	882	842
	15,136	14,019
Total Assets	$23,573	$22,600

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other current liabilities	$2,675	$2,389
Short-term debt and current portion of long-term debt	27	19
Total current liabilities	2,702	2,408

Long-term debt	4,678	3,990
Long-term operating lease liabilities	1,918	1,910
Other non-current liabilities	585	625
Total liabilities exclusive of liabilities under vehicle programs	9,883	8,933

Liabilities under vehicle programs:
Debt	2,356	2,542
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	9,743	8,848
Deferred income taxes	2,323	2,242
Other	251	244
	14,673	13,876
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; nonene issued and outstanding, respectively	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, respectively	1	1
Additional paid-in capital	6,646	6,676
Retained earnings (accumulated deficit)	344	(185)
Accumulated other comprehensive loss	(94)	(133)
Treasury stock, at cost— 87 and 81 shares, respectively	(7,889)	(6,579)
Stockholders’ equity attributable to Avis Budget Group, Inc.	(992)	(220)
Non-controlling interests	9	11
Total stockholders’ equity	(983)	(209)
Total Liabilities and Stockholders’ Equity	$23,573	$22,600

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income (loss)	$527	$(170)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Vehicle depreciation	381	259
Amortization of right-of-use assets	194	236
(Gain) loss on sale of vehicles, net	(303)	(49)
Non-vehicle related depreciation and amortization	58	68
Stock-based compensation	6	4
Amortization of debt financing fees	8	8
Early extinguishment of debt costs	—	129
Net change in assets and liabilities:
Receivables	9	24
Income taxes and deferred income taxes	158	(80)
Accounts payable and other current liabilities	303	181
Operating lease liabilities	(195)	(234)
Other, net	2	(40)
Net cash provided by operating activities	1,148	336

Investing activities
Property and equipment additions	(37)	(12)
Proceeds received on asset sales	1	2
Net assets acquired (net of cash acquired)	(1)	(4)
Other, net	23	—
Net cash used in investing activities exclusive of vehicle programs	(14)	(14)

Vehicle programs:
Investment in vehicles	(2,727)	(3,032)
Proceeds received on disposition of vehicles	1,616	1,679
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(84)	(24)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	44	25
	(1,151)	(1,352)
Net cash used in investing activities	(1,165)	(1,366)

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Financing activities
Proceeds from long-term borrowings	729	1,100
Payments on long-term borrowings	(5)	(1,101)
Repurchases of common stock	(1,299)	(19)
Debt financing fees	(6)	(12)
Net cash used in financing activities exclusive of vehicle programs	(581)	(32)

Vehicle programs:
Proceeds from borrowings	4,016	3,481
Payments on borrowings	(3,403)	(2,535)
Debt financing fees	(2)	—
	611	946
Net cash provided by financing activities	30	914

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(2)	(10)

Net increase (decrease) in cash and cash equivalents, program and restricted cash	11	(126)
Cash and cash equivalents, program and restricted cash, beginning of period	626	765
Cash and cash equivalents, program and restricted cash, end of period	$637	$639
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	137.1	$1	$6,676	$(185)	$(133)	(81.2)	$(6,579)	$(220)	$11	$(209)

Comprehensive income (loss):
Net income (loss)	—	—	—	529	—	—	—	529	(2)	527
Other comprehensive income	—	—	—	—	39	—	—	39	—	39
Total comprehensive income (loss)				529	39			568	(2)	566

Net activity related to restricted stock units	—	—	(30)	—	—	0.2	(3)	(33)	—	(33)
Repurchase of common stock	—	—	—	—	—	(6.4)	(1,307)	(1,307)	—	(1,307)
Balance at March 31, 2022	137.1	$1	$6,646	$344	$(94)	(87.4)	$(7,889)	$(992)	$9	$(983)

Balance at December 31, 2020	137.1	$1	$6,668	$(1,470)	$(187)	(67.3)	$(5,167)	$(155)	$—	$(155)

Comprehensive income (loss):
Net loss	—	—	—	(170)	—	—	—	(170)	—	(170)
Other comprehensive income	—	—	—	—	24	—	—	24	—	24
Total comprehensive income (loss)				(170)	24			(146)	—	(146)

Net activity related to restricted stock units	—	—	(26)	—	—	0.2	21	(5)	—	(5)
Repurchases of common stock	—	—	—	—	—	(0.1)	(10)	(10)	—	(10)
Balance at March 31, 2021	137.1	$1	$6,642	$(1,640)	$(163)	(67.2)	$(5,156)	$(316)	$—	$(316)
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Unless otherwise noted, all dollar amounts in tables are in millions, except per share amounts)

1.    Basis of Presentation

Avis Budget Group, Inc. provides mobility solutions to businesses and consumers worldwide. The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of Avis Budget Group, Inc. and its subsidiaries, as well as entities in which Avis Budget Group, Inc. directly or indirectly has a controlling financial interest (collectively, “we”, “our”, “us”, or the “Company”), and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial reporting.

We operate the following reportable business segments:

•Americas—consisting primarily of (i) vehicle rental operations in North America, South America, Central America and the Caribbean, (ii) car sharing operations in certain of these markets, and (iii) licensees in certain areas in which we do not operate directly.
•International—consisting primarily of (i) vehicle rental operations in Europe, the Middle East, Africa, Asia and Australasia, (ii) car sharing operations in certain of these markets, and (iii) licensees in certain areas in which we do not operate directly.

The operating results of acquired businesses are included in the accompanying Consolidated Condensed Financial Statements from the dates of acquisition. Differences between the preliminary allocation of purchase price and the final allocation for our 2021 acquisitions of various licensees were not material. We consolidate joint venture activities when we have more than 50% controlling interests and record non-controlling interests within stockholders’ equity and the statement of comprehensive income equal to the percentage of ownership interest retained in such entities by the respective non-controlling party.

In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with our 2021 Annual Report on Form 10-K (the “2021 Form 10-K”).

Summary of Significant Accounting Policies

Our significant accounting policies are fully described in Note 2, “Summary of Significant Accounting Policies,” in our 2021 Form 10-K.

Cash and cash equivalents, Program cash and Restricted cash. The following table provides a detail of cash and cash equivalents, program and restricted cash reported within the Consolidated Condensed Balance Sheets to the amounts shown in the Consolidated Condensed Statements of Cash Flows.

	As of March 31,
	2022	2021
Cash and cash equivalents	$550	$576
Program cash	85	61
Restricted cash (a)	2	2
Total cash and cash equivalents, program and restricted cash	$637	$639
________
(a)Included within other current assets.

Vehicle Programs. We present separately the financial data of our vehicle programs. These programs are distinct from our other activities since the assets under vehicle programs are generally funded through the issuance of debt that is collateralized by such assets. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of our vehicle programs. We believe it is appropriate to segregate the financial data of our vehicle programs because, ultimately, the source of repayment of such debt is the realization of such assets.

Transaction-related costs, net. Transaction-related costs, net are classified separately in the Consolidated Condensed Statements of Comprehensive Income. These costs are comprised of expenses primarily related to acquisition-related activities such as due diligence and other advisory costs, expenses related to the integration of the acquiree’s operations with those of our operations, including the implementation of best practices and process improvements, non-cash gains and losses related to re-acquired rights, expenses related to pre-acquisition contingencies and contingent consideration related to acquisitions.

Currency Transactions. We record the gain or loss on foreign currency transactions on certain intercompany loans and the gain or loss on intercompany loan hedges within interest expense related to corporate debt, net.

Divestitures. In February 2022, we completed the sale of our operations in the United States Virgin Islands for $13 million, for the right to operate the Avis brand. During the three months ended March 31, 2022, we recorded a gain of $2 million within restructuring and other related charges.

In March 2022, we completed the sale of our operations in the Netherlands for $15 million, subject to working capital adjustments, for the right to operate the Avis and Budget brands. During the three months ended March 31, 2022, we recorded a loss of $7 million, net of impact of foreign currency adjustments, within restructuring and other related charges.

Investments. As of March 31, 2022 and December 31, 2021, we had equity method investments with a carrying value of $71 million and $72 million, respectively, which are recorded within other non-current assets. Earnings from our equity method investments are reported within operating expenses. For the three months ended March 31, 2022 and 2021, we recorded an immaterial amount related to our equity method investments, in each period.

Revenues. Revenues are recognized under “Leases (Topic 842),” with the exception of royalty fee revenue derived from our licensees and revenue related to our customer loyalty program, which were approximately $34 million and $40 million during the three months ended March 31, 2022 and 2021, respectively.

The following table presents our revenues disaggregated by geography:

	Three Months Ended March 31,
	2022	2021
Americas	$2,000	$1,080
Europe, Middle East and Africa	324	203
Asia and Australasia	108	89
Total revenues	$2,432	$1,372

The following table presents our revenues disaggregated by brand:

	Three Months Ended March 31,
	2022	2021
Avis	$1,281	$717
Budget	982	524
Other	169	131
Total revenues	$2,432	$1,372
________
Other includes Zipcar and other operating brands.

Recently Issued Accounting Pronouncements

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which amends Topic 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. ASU 2021-08 becomes effective for us on January 1, 2023. Early adoption is permitted on a retrospective or prospective basis. The adoption of this accounting pronouncement is not expected to have a material impact on our Consolidated Condensed Financial Statements.

Reference Rate Reform

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848),” which amends ASU 2020-04 and clarifies the scope and guidance of Topic 848 to allow derivatives impacted by the reference rate reform to qualify for certain optional expedients and exceptions for contract modifications and hedge accounting. The guidance is optional and is effective for a limited period of time through December 31, 2022. As of March 31, 2022, this guidance had no impact on our Consolidated Condensed Financial Statements and we will continue to evaluate this guidance.

2.    Leases
Lessor

The following table presents our lease revenues disaggregated by geography:

	Three Months Ended March 31,
	2022	2021
Americas	$1,985	$1,054
Europe, Middle East and Africa	309	192
Asia and Australasia	104	86
Total lease revenues	$2,398	$1,332

The following table presents our lease revenues disaggregated by brand:

	Three Months Ended March 31,
	2022	2021
Avis	$1,261	$690
Budget	972	516
Other	165	126
Total lease revenues	$2,398	$1,332
_______
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

The components of lease expense are as follows:

	Three Months Ended March 31,
	2022	2021
Property leases (a)
Operating lease expense	$161	$139
Variable lease expense	102	54
Total property lease expense	$263	$193
__________
(a)    Primarily within operating expense and includes $(7) million and $19 million for the three months ended March 31, 2022 and 2021, respectively, of minimum annual guaranteed rent in excess of concession fees, net, as defined in our rental concession agreements.

Supplemental balance sheet information related to leases is as follows:

	As of March 31, 2022	As of December 31, 2021
Property leases
Operating lease ROU assets	$2,417	$2,368

Short-term operating lease liabilities (a)	$536	$496
Long-term operating lease liabilities	1,918	1,910
Operating lease liabilities	$2,454	$2,406

Weighted average remaining lease term	8.6 years	8.8 years
Weighted average discount rate	3.81%	3.84%
_________
(a)    Included in Accounts payable and other current liabilities.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2022	2021
Cash payments for lease liabilities within operating activities:
Property operating leases	$164	$202
Non-cash activities - increase (decrease) in ROU assets in exchange for lease liabilities:
Property operating leases	$213	$169

3.     Restructuring and Other Related Charges

Restructuring

During the first quarter of 2021, we initiated a global restructuring plan to focus on cost discipline by reviewing headcounts, facilities and contractor agreements. We are transforming our business as we prepare to exit the COVID-19 crisis by controlling fixed costs and matching variable costs to demand (“T21”). During the quarter ended March 31, 2022, we formally communicated the termination of employment to approximately 45 employees, as part of this process, and terminated approximately 40 of these employees. We expect no further restructuring expense to be incurred in 2022 under this program.

The following tables summarize the changes to our restructuring-related liabilities and identifies the amounts recorded within our reporting segments for restructuring charges and corresponding payments and utilizations:

		Americas	International	Total
Balance as of January 1, 2022		$2	$8	$10
Restructuring expense:
T21		1	2	3
Restructuring payment/utilization:
T21		(1)	(6)	(7)
Balance as of March 31, 2022		$2	$4	$6

	Personnel	Facility Related	Other (a)	Total
Balance as of January 1, 2022	$7	$2	$1	$10
Restructuring expense:
T21	3	—	—	3
Restructuring payment/utilization:
T21	(6)	(1)	—	(7)
Balance as of March 31, 2022	$4	$1	$1	$6
_________
(a)Includes expenses primarily related to the disposition of vehicles.

4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to Avis Budget Group, Inc. for basic and diluted EPS	$529	$(170)

Basic weighted average shares outstanding	53.1	69.9
Non-vested stock (a)	1.4	—
Diluted weighted average shares outstanding	54.5	69.9

Earnings (loss) per share:
Basic	$9.96	$(2.43)
Diluted	$9.71	$(2.43)
__________
(a)For the three months ended March 31, 2022 and 2021, 0.1 million and 1.1 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

5.    Other Current Assets

Other current assets consisted of:

	As of March 31, 2022	As of December 31, 2021
Prepaid expenses	$246	$205
Sales and use taxes	106	238
Other	87	95
Other current assets	$439	$538

6.    Intangible Assets

Intangible assets consisted of:

	As of March 31, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$295	$203	$92	$298	$193	$105
Customer relationships	253	204	49	257	204	53
Other	49	36	13	51	36	15
Total	$597	$443	$154	$606	$433	$173
Unamortized Intangible Assets
Goodwill	$1,096			$1,108
Trademarks	$552			$551

For the three months ended March 31, 2022 and 2021, amortization expense related to amortizable intangible assets was approximately $16 million and $18 million, respectively. Based on our amortizable intangible assets at March 31, 2022, we expect amortization expense of approximately $30 million for the remainder of 2022, $27 million for 2023, $23 million for 2024, $16 million for 2025, $15 million for 2026 and $12 million for 2027, excluding effects of currency exchange rates.

7.    Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	March 31,	December 31,
	2022	2021
Rental vehicles	$15,768	$14,612
Less: Accumulated depreciation	(1,955)	(1,911)
	13,813	12,701
Vehicles held for sale	174	165
Vehicles, net	$13,987	$12,866

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended March 31,
	2022	2021
Depreciation expense	$381	$259
Lease charges	33	44
(Gain) loss on sale of vehicles, net	(303)	(49)
Vehicle depreciation and lease charges, net	$111	$254

At March 31, 2022 and 2021, we had payables related to vehicle purchases included in liabilities under vehicle programs - other of $150 million and $344 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $64 million and $195 million, respectively.

8.    Income Taxes

Our effective tax rate for the three months ended March 31, 2022 and 2021 were provision and (benefit) of 24.2% and (32.0)%, respectively. Such rates differed from the Federal Statutory rate of 21.0% primarily due to foreign taxes on our International operations and state taxes.

9.    Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	March 31,	December 31,
	2022	2021
Short-term operating lease liabilities	$536	$496
Accounts payable	513	407
Deferred lease revenues - current	322	185
Accrued advertising and marketing	248	218
Accrued sales and use taxes	225	313
Accrued payroll and related	175	193
Public liability and property damage insurance liabilities - current	160	159
Other	496	418
Accounts payable and other current liabilities	$2,675	$2,389

10.    Long-term Corporate Debt and Borrowing Arrangements

Long-term corporate debt and borrowing arrangements consisted of:

		As of	As of
	Maturity Date	March 31,	December 31,
		2022	2021
4.125% euro-denominated Senior Notes	November 2024	$332	$341
4.500% euro-denominated Senior Notes	May 2025	277	284
4.750% euro-denominated Senior Notes	January 2026	387	398
5.750% Senior Notes	July 2027	729	728
4.750% Senior Notes	April 2028	500	500
5.375% Senior Notes	March 2029	600	600
Floating Rate Term Loan (a)	August 2027	1,184	1,187
Floating Rate Term Loan	March 2029	729	—
Other (b)		20	19
Deferred financing fees		(53)	(48)
Total		4,705	4,009
Less: Short-term debt and current portion of long-term debt		27	19
Long-term debt		$4,678	$3,990
__________
(a)The floating rate term loan is part of our senior revolving credit facility, which is secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property. As of March 31, 2022, the floating rate term loan due 2027 bears interest at one-month LIBOR plus 175 basis points, for an aggregate rate of 2.21%. We have entered into a swap to hedge $700 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 4.75%.
(b)Primarily includes finance leases which are secured by liens on the related assets.

In March 2022, we entered into a $750 million Floating Rate Term Loan due March 2029, at a price of 97% of the aggregate principal amount, with interest paid monthly, which is part of our senior credit facilities. The Floating Rate Term Loan due March 2029 bears interest at one-month Secured Overnight Financing Rate (“SOFR”) plus 350 basis points for an aggregate rate of 4.00%.

Committed Credit Facilities and Available Funding Arrangements

As of March 31, 2022, the committed corporate credit facilities available to us and/or our subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2026 (a)	$1,950	$—	$1,596	$354
__________
(a)The senior revolving credit facility bears interest at one-month LIBOR plus 175 basis points and is part of our senior credit facilities, which include the floating rate term loan and the senior revolving credit facility, and which are secured by pledges of capital stock of certain of our subsidiaries, liens on substantially all of our intellectual property and certain other real and personal property.

Debt Covenants

The agreements governing our indebtedness contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries, the incurrence of additional indebtedness by us and certain of our subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. Our senior credit facility also contains a maximum leverage ratio requirement. As of March 31, 2022, we were in compliance with the financial covenants governing our indebtedness.

11.    Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	March 31,	December 31,
	2022	2021
Americas - Debt due to Avis Budget Rental Car Funding	$9,779	$8,889
Americas - Debt borrowings	615	612
International - Debt borrowings	1,573	1,757
International - Finance leases	156	177
Other	19	3
Deferred financing fees (a)	(43)	(48)
Total	$12,099	$11,390
__________
(a)Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of March 31, 2022 and December 31, 2021 were $36 million and $41 million, respectively.

Debt Maturities

The following table provides the contractual maturities of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at March 31, 2022:

Debt under Vehicle Programs (a)
Within 1 year (b)	$2,145
Between 1 and 2 years (c)	1,413
Between 2 and 3 years (d)	5,545
Between 3 and 4 years	1,532
Between 4 and 5 years	1,507
Total	$12,142
__________
(a)    Vehicle-backed debt primarily represents asset-backed securities.
(b)    Includes $0.8 billion of bank and bank-sponsored facilities.
(c)    Includes $0.2 billion of bank and bank-sponsored facilities.
(d)    Includes $3.8 billion of bank and bank-sponsored facilities.

Committed Credit Facilities and Available Funding Arrangements

As of March 31, 2022, available funding under our vehicle programs, including related party debt due to Avis Budget Rental Car Funding, consisted of:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding	$10,103	$9,779	$324
Americas - Debt borrowings	985	615	370
International - Debt borrowings	2,590	1,573	1,017
International - Finance leases	192	156	36
Other	19	19	—
Total	$13,889	$12,142	$1,747
__________
(a)    Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)    The outstanding debt is collateralized by vehicles and related assets of $11.5 billion for Americas - Debt due to Avis Budget Rental Car Funding; $0.9 billion for Americas - Debt borrowings; $2.0 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants

The agreements under our vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of March 31, 2022, we are not aware of any instances of non-compliance with any of the financial covenants contained in the debt agreements under our vehicle-backed funding programs.

12.    Commitments and Contingencies

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

We are currently involved, and in the future may be involved, in claims and/or legal proceedings, including class actions, and governmental inquiries that are incidental to our vehicle rental and car sharing operations, including, among others, contract and licensee disputes, competition matters, employment and wage-and-hour claims, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable resolutions could occur. We estimate that the potential exposure resulting from adverse outcomes of current legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $35 million in excess of amounts accrued as of March 31, 2022. We do not believe that the impact should result in a material liability to us in relation to our consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

We maintain agreements with vehicle manufacturers under which we have agreed to purchase approximately $5.1 billion of vehicles from manufacturers over the next 12 months, a $0.8 billion decrease compared to December 31, 2021, financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations

Concentrations of credit risk as of March 31, 2022 include (i) risks related to our repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, primarily with respect to receivables for program cars that have been disposed but for which we have not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $26 million and $16 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

13.    Stockholders’ Equity

Share Repurchases

Our Board of Directors has authorized the repurchase of up to $5.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded most recently in March 2022 (the “Stock Repurchase Program”). During the three months ended March 31, 2022, we repurchased approximately 6.4 million shares of common stock at a cost of approximately $1.3 billion under the program. As of March 31, 2022, approximately $652 million of authorization remains available to repurchase common stock under the program.

Total Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income (loss).

The components of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$527	$(170)
Less: net loss attributable to non-controlling interests	(2)	—
Net income (loss) attributable to Avis Budget Group, Inc.	529	(170)
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $(3) and $(12), respectively)	7	(14)
Net unrealized gain (loss) on cash flow hedges (net of tax of $(11) and $3, respectively)	30	35
Minimum pension liability adjustment (net of tax of $0 and $0, respectively)	2	3
	39	24
Comprehensive income (loss) attributable to Avis Budget Group, Inc.	$568	$(146)
__________
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(a)	Minimum Pension Liability Adjustment(b)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2022	$16	$(19)	$(130)	$(133)
Other comprehensive income (loss) before reclassifications	7	26	—	33
Amounts reclassified from accumulated other comprehensive income (loss)	—	4	2	6
Net current-period other comprehensive income (loss)	7	30	2	39
Balance, March 31, 2022	$23	$11	$(128)	$(94)

Balance, January 1, 2021	$40	$(51)	$(176)	$(187)
Other comprehensive income (loss) before reclassifications	(14)	32	1	19
Amounts reclassified from accumulated other comprehensive income (loss)	—	3	2	5
Net current-period other comprehensive income (loss)	(14)	35	3	24
Balance, March 31, 2021	$26	$(16)	$(173)	$(163)
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include $90 million gain, net of tax, as of March 31, 2022 related to our hedge of our investment in euro-denominated foreign operations (see Note 16–Financial Instruments).
(a)For the three months ended March 31, 2022 and 2021, the amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $5 million ($4 million, net of tax) and $1 million ($0 million, net of tax), respectively. For the three months ended March 31, 2021, the amount reclassified from accumulated other comprehensive income (loss) into vehicle interest expense was $4 million ($3 million, net of tax).
(b)For the three months ended March 31, 2022 and 2021, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $3 million ($2 million, net of tax) and $3 million ($2 million, net of tax), respectively.

14.    Related Party Transactions

In 2021, SRS Mobility Ventures, LLC acquired a 33 1/3% Class A Membership Interest in one of our subsidiaries at fair value of $37.5 million. SRS Mobility Ventures, LLC is an affiliate of our largest shareholder, SRS Investment Management, LLC.

15.    Stock-Based Compensation

We recorded stock-based compensation expense of $6 million and $4 million ($4 million and $3 million, net of tax) during the three months ended March 31, 2022 and 2021, respectively.

In 2020, we granted market-based restricted stock units (“RSUs”) that vest based on absolute stock price attainment. The grant date fair value of this award is estimated using a Monte Carlo simulation model.

The weighted average assumptions used in the model are as follows:

Expected volatility of stock price	91%
Risk-free interest rate	0.18%
Valuation period	3 years
Dividend yield	—%

The activity related to RSUs consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2022	671	$39.39
Granted (a)	67	194.74
Vested (b)	(260)	34.00
Forfeited	(6)	36.03
Outstanding and expected to vest at March 31, 2022 (c)	472	$64.49	1.1	$124
Performance-based and market-based RSUs
Outstanding at January 1, 2022	886	$35.40
Granted (a)	96	194.74
Vested (b)	(163)	34.82
Forfeited	(15)	32.42
Outstanding at March 31, 2022	804	$54.58	1.5	$212
Outstanding and expected to vest at March 31, 2022 (c)	796	$53.17	1.5	$210
__________
(a)Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs and performance-based RSUs granted during the three months ended March 31, 2021 was $63.12 and $62.27, respectively.
(b)The total fair value of RSUs vested during the three months ended March 31, 2022 and 2021 was $15 million and $11 million, respectively.
(c)Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $55 million and will be recognized over a weighted average vesting period of 1.4 years.

16.    Financial Instruments

Derivative Instruments and Hedging Activities

Currency Risk. We use currency exchange contracts to manage our exposure to changes in currency exchange rates associated with certain of our non-U.S.-dollar denominated receivables and forecasted royalties, forecasted earnings of non-U.S. subsidiaries and forecasted non-U.S.-dollar denominated acquisitions. We primarily hedge a portion of our current-year currency exposure to the Australian, Canadian and New Zealand dollars, the euro and the British pound sterling. The majority of forward contracts do not qualify for hedge accounting treatment. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they economically hedge. Forward contracts used to hedge forecasted third-party receipts and disbursements up to 12 months are designated and do qualify as cash flow hedges. We have designated our euro-denominated notes as a hedge of our investment in euro-denominated foreign operations.

The estimated net amount of existing gains or losses we expect to reclassify from accumulated other comprehensive income (loss) to earnings for cash flow and net investment hedges over the next 12 months is not material.
Interest Rate Risk. We use various hedging strategies including interest rate swaps and interest rate caps to create what we deem an appropriate mix of fixed and floating rate assets and liabilities. We use interest rate swaps and interest rate caps to manage the risk related to our floating rate corporate debt and our floating rate vehicle-backed debt. We record the changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. We record the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, currently in earnings and are presented in the same line of the income statement expected for the hedged item. We estimate that approximately $9 million of losses currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.

Commodity Risk. We periodically enter into derivative commodity contracts to manage our exposure to changes in the price of gasoline. These instruments were designated as freestanding derivatives and the changes in fair value are recorded in earnings and are presented in the same line of the income statement expected for the hedged item.

We held derivative instruments with absolute notional values as follows:

As of March 31, 2022
Foreign exchange contracts	$1,914
Interest rate caps (a)	11,724
Interest rate swaps	1,450
__________
(a)Represents $7.1 billion of interest rate caps sold, partially offset by approximately $4.6 billion of interest rate caps purchased. These amounts exclude $3.0 billion of interest rate caps purchased by our Avis Budget Rental Car Funding subsidiary as it is not consolidated by us.

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of March 31, 2022		As of December 31, 2021
	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	$24	$9	$2	$27

Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	5	7	7	10
Interest rate caps (c)	30	48	11	15
Total	$59	$64	$20	$52
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
(c)Included in assets under vehicle programs or liabilities under vehicle programs.

The effects of derivatives recognized in our Consolidated Condensed Financial Statements were as follows:

	Three Months Ended March 31,
	2022	2021
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$30	$35
Euro-denominated notes (c)	20	33
Derivatives not designated as hedging instruments (d)
Foreign exchange contracts (e)	12	(8)
Interest rate caps (f)	2	(1)
Total	$64	$59
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
(e)For the three months ended March 31, 2022, included a $12 million gain in interest expense. For the three months ended

March 31, 2021, included a $7 million loss in interest expense and a $1 million loss in operating expense.
(f)Included primarily in vehicle interest, net.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments were as follows:

	As of March 31, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$27	$26	$19	$18
Long-term debt	4,678	4,701	3,990	4,153

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$9,743	$9,610	$8,848	$9,009
Vehicle-backed debt	2,308	2,313	2,528	2,559
Interest rate swaps and interest rate caps (a)	48	48	14	14
__________
(a)    Derivatives in a liability position.

17.    Segment Information

Our chief operating decision-maker assesses performance and allocates resources based upon the separate financial information from each of our operating segments. In identifying our reportable segments, we considered the nature of services provided, the geographical areas in which the segments operated and other relevant factors. We aggregate certain of our operating segments into our reportable segments.

Management evaluates the operating results of each of its reportable segments based upon revenues and “Adjusted EBITDA,” which we define as income (loss) from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net, charges for unprecedented personal-injury and other legal matters, net, which includes amounts recorded in excess of $5 million related to class action lawsuits, non-operational charges related to shareholder activist activity, which include third party advisory, legal and other professional service fees, COVID-19 charges and income taxes. COVID-19 charges include unusual, direct and incremental costs due to the COVID-19 pandemic such as minimum annual guaranteed rent in excess of concession fees for the period, overflow parking for idle vehicles and related shuttling costs, incremental cleaning supplies to sanitize vehicles and facilities, and losses associated with vehicles damaged in overflow parking lots, net of insurance proceeds. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

		Three Months Ended March 31,
		2022		2021
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$2,000	$810	$1,080	$108
	International	432	23	292	(50)
	Corporate and Other (a)	—	(23)	—	(11)
Total Company		$2,432	$810	$1,372	$47

Reconciliation of Adjusted EBITDA to income (loss) before income taxes:
			2022		2021
	Adjusted EBITDA		$810		$47
Less:	Non-vehicle related depreciation and amortization (b)		60		68
	Interest expense related to corporate debt, net:
	Interest expense		53		61
	Early extinguishment of debt		—		129
	Restructuring and other related charges		8		20
	Unprecedented personal-injury and other legal matters, net (c)		1		—
	Transaction-related costs, net		—		1
	COVID-19 charges (d)		(7)		18
	Income (loss) before income taxes		$695		$(250)
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)For the three months ended March 31, 2022, includes operating expenses in our Consolidated Condensed Statements of Operations related to cloud computing costs of $2 million.
(c)Reported within operating expenses.
(d)The following table presents the unusual, direct and incremental costs due to the COVID-19 pandemic:

	2022	2021
Minimum annual guaranteed rent in excess of concession fees, net	$(7)	$19
Vehicles damaged in overflow parking lots, net of insurance proceeds	—	(6)
Other charges	—	5
Operating expenses	$(7)	$17
Selling, general and administrative expenses	$—	$1
COVID-19 charges, net	$(7)	$18

Since December 31, 2021, there have been no significant changes in segment assets exclusive of assets under vehicle programs. As of March 31, 2022 and December 31, 2021, Americas’ segment assets under vehicle programs were approximately $12.7 billion and $11.4 billion, respectively. The changes in assets under vehicle programs is primarily due to the increase in the size of our vehicle rental fleet to meet increases in rental demand.

18.    Subsequent Events

In April 2022, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued $660 million of asset-backed notes to investors with an expected final payment date of August 2027, with a weighted average interest rate of 3.96%.

In April 2022, we repurchased approximately 1.5 million shares of common stock at a cost of approximately $393 million under the Stock Repurchase Program.

In May 2022, our Board of Directors approved a $2 billion increase in repurchase authorization to our Stock Repurchase Program.

* * * *

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes included in this Quarterly Report on Form 10-Q, and with our 2021 Form 10-K. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including those discussed in “Forward-Looking Statements”. See “Forward-Looking Statements” for additional information. Unless otherwise noted, all dollar amounts in tables are in millions.

OVERVIEW
Our Company

We operate three of the most globally recognized brands in mobility solutions, Avis, Budget and Zipcar, together with several other brands well recognized in their respective markets. We are a leading vehicle rental operator in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet of over 590,000 vehicles in first quarter 2022. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

Our Segments

We categorize our operations into two reportable business segments: Americas, consisting primarily of our vehicle rental operations in North America, South America, Central America and the Caribbean, car sharing operations in certain of these markets, and licensees in certain areas in which we do not operate directly; and International, consisting primarily of our vehicle rental operations in Europe, the Middle East, Africa, Asia and Australasia, car sharing operations in certain of these markets, and licensees in certain areas in which we do not operate directly.

Business and Trends

Over the past year, we have seen a number of encouraging developments, such as a significant increase in global travel demand, which generated an increase in demand for rental vehicles and improved pricing across the industry, suggesting a steady return to historic travel trends. Our strategy continues to focus on cost optimization, core revenue growth and capital investments aimed to allow us to maximize our infrastructure to capitalize on what we believe will be a continued surge in travel demand. During the quarter ended March 31, 2022, we generated revenues of $2.4 billion, net income of $527 million and Adjusted EBITDA of $810 million. These results were driven by increased demand for rental vehicles, improved pricing across the industry, disciplined cost management and continued fleet management.

The full extent of the ongoing impact of the COVID-19 pandemic on our long-term operational and financial performance will depend on future developments, including those outside of our control, such as the spread of new variants of the virus and the implementation of new or continued travel restrictions and the overall economic environment. These variants could cause prolonged impacts on the economy, our industry and on us, with reductions in available staffing and increasing inflation, among other impacts. We will continue to monitor these and other impacts and take action in connection with it, by leveraging our technology and reviewing cost mitigating actions, among other actions. Significant events affecting travel have historically had an impact on vehicle rental volumes, with the full extent of the impact generally determined by the length of time the event influences travel decisions. As a consequence, we cannot estimate the impact on our business, financial condition or forecast financial or operational results with reasonable certainty.

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

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenues and “Adjusted EBITDA,” which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net, charges for unprecedented personal-injury and other legal matters, net, which includes amounts recorded in excess of $5 million related to class action lawsuits, non-operational charges related to shareholder activist activity, which include third party advisory, legal and other professional fees, COVID-19 charges, net and income taxes. Net charges for unprecedented personal-injury and other legal matters are recorded within operating expenses in our consolidated results of operations. Non-operational charges related to shareholder activist activity include third party advisory, legal and other professional service fees and are recorded within selling, general and administrative expenses in our consolidated results of operations. COVID-19 charges include unusual, direct and incremental costs due to the COVID-19 pandemic, such as minimum annual guaranteed rent in excess of concession fees for the period, overflow parking for idle vehicles and related shuttling costs, incremental cleaning supplies to sanitize vehicles and facilities and other charges, and losses associated with vehicles damaged in overflow parking lots, net of insurance proceeds, and are primarily recorded within operating expenses in our consolidated results of operations. We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our operating businesses and in comparing our results from period to period. We also believe that Adjusted EBITDA is useful to investors because it allows them to assess our results of operations and financial condition on the same basis that management uses internally. Adjusted EBITDA is a non-GAAP measure and should not be considered in isolation or as a substitute for net income or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

During the three months ended March 31, 2022:

•Our revenues totaled $2.4 billion, an increase of 77% compared to the similar period in 2021, primarily due to a significant increase in pricing and increased demand for rental vehicles. The significant increase in revenues was a direct result of the global effort to combat the incidence and spread of the COVID-19 virus, which led to a significant increase in global travel demand, suggesting a steady return to historic travel levels.
•Our net income was $527 million, representing an increase of $697 million year-over-year, primarily due to significantly higher revenues, as described above, in addition to disciplined cost management.
•Our Adjusted EBITDA was $810 million, representing a significant increase of $763 million year-over-year, primarily due to significantly higher revenues and disciplined cost management.
•We repurchased approximately $1.3 billion of our common stock, reducing our shares outstanding by approximately 6.4 million shares.

Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021

Our consolidated condensed results of operations comprised the following:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenues	$2,432	$1,372	$1,060	77%

Expenses
Operating	1,147	832	315	38%
Vehicle depreciation and lease charges, net	111	254	(143)	(56%)
Selling, general and administrative	283	182	101	55%
Vehicle interest, net	77	75	2	3%
Non-vehicle related depreciation and amortization	58	68	(10)	(15%)
Interest expense related to corporate debt, net:
Interest expense	53	61	(8)	(13%)
Early extinguishment of debt	—	129	(129)	n/m
Restructuring and other related charges	8	20	(12)	(60%)
Transaction-related costs, net	—	1	(1)	n/m
Total expenses	1,737	1,622	115	7%

Income (loss) before income taxes	695	(250)	945	n/m
Provision for (benefit from) income taxes	168	(80)	248	n/m
Net income (loss)	527	(170)	697	n/m
Less: net loss attributable to non-controlling interests	(2)	—	(2)	n/m
Net income (loss) attributable to Avis Budget Group, Inc.	$529	$(170)	$699	n/m
___________
n/m - Not Meaningful

Revenues increased $1.1 billion, or 77%, during the three months ended March 31, 2022 compared to the similar period in 2021, primarily due to a 45% increase in volume as the mobility industry recovers from the pandemic and a 24% increase in revenue per day, excluding exchange rate effects, partially offset by a $29 million negative impact from currency exchange rate movements. Total expenses increased 7% during the three months ended March 31, 2022, compared to the similar period in 2021, primarily due to increased demand, partially offset by cost discipline as volume returned. Our effective tax rates were a provision (benefit) of 24.2% and (32.0)% for the three months ended March 31, 2022 and 2021, respectively. As a result of these items, our net income increased by $697 million compared to the similar period in 2021. For the three months ended March 31, 2022 and 2021, we reported earnings (losses) per diluted share of $9.71 and $(2.43), respectively.

Operating expenses decreased to 47.2% of revenue during the three months ended March 31, 2022 compared to 60.6% during the similar period in 2021, primarily due to the increased revenues and cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 4.5% of revenue during the three months ended March 31, 2022 compared to 18.5% during the similar period in 2021, primarily due to increased revenues and a 68% lower per unit fleet cost, excluding exchange rate effects, driven by the continued favorable trend in the used-vehicle market. Selling, general and administrative costs decreased to 11.6% of revenue during the three months ended March 31, 2022 compared to 13.3% during the similar period in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle interest costs decreased to 3.2% of revenue during the three months ended March 31, 2022 compared to 5.5% during the similar period in 2021, primarily due to increased revenues.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended March 31,
	2022		2021
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$2,000	$810	$1,080	$108
International	432	23	292	(50)
Corporate and Other (a)	—	(23)	—	(11)
Total Company	$2,432	$810	$1,372	$47

	Reconciliation to Adjusted EBITDA
			2022	2021
Net income (loss)			$527	$(170)
Provision for (benefit from) income taxes			168	(80)
Income (loss) before income taxes			695	(250)

Add:	Non-vehicle related depreciation and amortization (b)		60	68
Interest expense related to corporate debt, net:
Interest expense			53	61
Early extinguishment of debt			—	129
Restructuring and other related charges			8	20
Unprecedented personal-injury and other legal matters, net (c)			1	—
Transaction-related costs, net			—	1
COVID-19 charges (d)			(7)	18
Adjusted EBITDA			$810	$47
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)Includes cloud computing costs of $2 million within expenses.
(c)Reported within operating expenses in our consolidated condensed results of operations.
(d)The following table presents the unusual, direct and incremental costs due to the COVID-19 pandemic:

	2022	2021
Minimum annual guaranteed rent in excess of concession fees, net	$(7)	$19
Vehicles damaged in overflow parking lots, net of insurance proceeds	—	(6)
Other charges	—	5
Operating expenses	(7)	17
Selling, general and administrative expenses	—	1
COVID-19 charges, net	$(7)	$18

Americas

	Three Months Ended March 31,
	2022	2021	% Change
Revenues	$2,000	$1,080	85%
Adjusted EBITDA	810	108	650%

Revenues increased 85% during the three months ended March 31, 2022 compared to the similar period in 2021, primarily due to a 52% increase in volume and a 21% increase in revenue per day.

Operating expenses decreased to 44.8% of revenue during the three months ended March 31, 2022 compared to 57.9% during the similar period in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 1.3% of revenue during the three months ended March 31, 2022 compared to 17.0% during the similar period in 2021, primarily due to increased revenues and a 90% decrease in per-unit fleet costs, driven by the continued favorable trend in the used-vehicle market. Selling, general and administrative costs decreased to 9.8% of revenue during the three months ended March 31, 2022 compared to 10.6% during the similar period in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle interest costs decreased to 3.3% of revenue during the three months ended March 31, 2022 compared to 5.8% during the similar period in 2021, primarily due to increased revenues.

Adjusted EBITDA was $702 million higher during the three months ended March 31, 2022 compared to the similar period in 2021, primarily due to increased revenues, lower per-unit fleet costs and cost discipline as volume returned.

International

	Three Months Ended March 31,
	2022	2021	% Change
Revenues	$432	$292	48%
Adjusted EBITDA	23	(50)	146%
Revenues increased 48% during the three months ended March 31, 2022, compared to the similar period in 2021, primarily due to a 26% increase in volume and a 25% increase in revenue per day, excluding exchange rate effects, partially offset by a $29 million negative impact from currency exchange rate movements.

Operating expenses decreased to 56.0% of revenue during the three months ended March 31, 2022 compared to 71.2% during the similar period in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 19.5% of revenue during the three months ended March 31, 2022 compared to 24.0% during the similar period in 2021, primarily due to increased revenues and a 1% decrease in per-unit fleet costs, excluding exchange rate effects, driven by the continued favorable trend in the used-vehicle market. Selling, general and administrative costs decreased to 16.8% of revenue during the three months ended March 31, 2022 compared to 19.0% during the similar period in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle interest costs decreased to 2.6% of revenue during the three months ended March 31, 2022 compared to 4.4% during the similar period in 2021, primarily due to increased revenues.

Adjusted EBITDA was $73 million higher in first quarter 2022 compared to the similar period in 2021, primarily due to increased revenues, cost discipline as volume returned and decreased per-unit fleet costs.

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

FINANCIAL CONDITION

	March 31, 2022	December 31, 2021	Change
Total assets exclusive of assets under vehicle programs	$8,437	$8,581	$(144)
Total liabilities exclusive of liabilities under vehicle programs	9,883	8,933	950
Assets under vehicle programs	15,136	14,019	1,117
Liabilities under vehicle programs	14,673	13,876	797
Stockholders’ equity	(983)	(209)	(774)

The increase in liabilities exclusive of liabilities under vehicle programs is principally related to the increase in long-term debt from the issuance of Floating Rate Term Loan due March 2029. See “—Liquidity and Capital Resources” and Notes 10 to our Consolidated Condensed Financial Statements.

The increases in assets under vehicle programs and liabilities under vehicle programs are principally related to the increase in the size of our vehicle rental fleet to meet increased rental demand.

The decrease in stockholders’ equity is primarily due to our share repurchases, partially offset by comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

In March 2022, we entered into a $750 million Floating Rate Term Loan due March 2029, at a price of 97% of the aggregate principal amount, with interest paid monthly, which is part of our senior credit facilities. The Floating Rate Term Loan due March 2029 bears interest at one-month SOFR plus 350 basis points for an aggregate rate of 4.00%.

Our Board of Directors has authorized the repurchase of up to $5.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in March 2022. Our stock repurchases may occur through open market purchases, privately negotiated transactions or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restricted payment capacity under our debt instruments and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date. During the three months ended March 31, 2022, we repurchased approximately 6.4 million shares of common stock at a cost of approximately $1.3 billion under the program. As of March 31, 2022, approximately $652 million of authorization remained available to repurchase common stock under the program.

CASH FLOWS

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2022	2021	Change
Cash provided by (used in):
Operating activities	$1,148	$336	$812
Investing activities	(1,165)	(1,366)	201
Financing activities	30	914	(884)
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(2)	(10)	8
Net increase (decrease) in cash and cash equivalents, program and restricted cash	11	(126)	137
Cash and cash equivalents, program and restricted cash, beginning of period	626	765	(139)
Cash and cash equivalents, program and restricted cash, end of period	$637	$639	$(2)

The increase in cash provided by operating activities during the three months ended March 31, 2022 compared with the same period in 2021 is primarily due to the increase in our net income.

The decrease in cash used in investing activities during the three months ended March 31, 2022 compared with the same period in 2021 is primarily due to a decrease in investment in vehicles.
The decrease in cash provided by financing activities during the three months ended March 31, 2022 compared with the same period in 2021 is primarily due to an increase in repurchases of common stock, offset by proceeds from borrowings.

DEBT AND FINANCING ARRANGEMENTS

At March 31, 2022, we had approximately $16.8 billion of indebtedness, including corporate indebtedness of approximately $4.7 billion and debt under vehicle programs of approximately $12.1 billion. For information regarding our debt and borrowing arrangements, see Notes 1, 10 and 11 to our Consolidated Condensed Financial Statements.

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

Our liquidity position was impacted by COVID-19 as a result of significant volume declines. However, since 2021, travel advisories and restrictions were eased, which led to a significant increase in global travel demand, resulting in increased demand for rental vehicles and improved pricing across the industry. However, the full extent of the ongoing impact of this virus on our long-term operational performance and liquidity will depend on future developments, including those outside of our control, such as the spread of new variants of the virus, which may be resistant to currently approved vaccines and the implementation of new or continued travel restrictions.

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

As of March 31, 2022, we had $550 million of available cash and cash equivalents and access to available borrowings under our revolving credit facility of approximately $354 million, providing us with approximately $904 million of total liquidity.

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the consolidated first lien leverage ratio requirement and other covenants associated with our senior credit facilities and other borrowings. As of March 31, 2022, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2021 Form 10-K, as well as the “Risk Factors” section in this quarterly report.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2021 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $0.8 billion from December 31, 2021, to approximately $5.1 billion as of March 31, 2022 due to seasonality. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 10 and 11 to our Consolidated Condensed Financial Statements.

ACCOUNTING POLICIES

The results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section titled “Critical Accounting Policies” of our 2021 Form 10-K are the accounting policies (related to goodwill and other indefinite-lived intangible assets, vehicles, income taxes and public liability, property damage and other insurance liabilities) that we believe require subjective and/or complex judgments that could potentially affect 2022 reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used March 31, 2022 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended March 31, 2022. For additional information regarding our long-term borrowings and financial instruments, see Notes 10, 11 and 16 to our Consolidated Condensed Financial Statements.

Item 4.    Controls and Procedures

(a)Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

(b)Changes in Internal Control Over Financial Reporting. During the fiscal quarter to which this report relates, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding our legal proceedings, see Note 12 to our Consolidated Condensed Financial Statements and refer to our 2021 Form 10-K.

SEC regulations require us to disclose certain information about proceedings arising under federal, state or local environmental provisions if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. In accordance with these regulations, we use a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required pursuant to this item.

Item 1A.    Risk Factors

The following risk factors are provided to update the risk factors previously disclosed in our periodic reports filed with the SEC, including our 2021 Form 10-K.

The ongoing military conflict between Russia and Ukraine and the related sanctions are causing uncertainty that may have an adverse impact on our business, financial condition and results of operations.

The world economy and markets are experiencing volatility and disruption from the ongoing military conflict between Russia and Ukraine, the length and impact of which are highly unpredictable. This conflict could lead to significant increases in our costs, including gas and fleet costs, including as a result of sanctions or any embargos on oil sales imposed on or by the Russian government; further impact fleet availability; and impact demand for travel as a result of weakness in economic conditions, increased inflation or increases in the cost of gas. In addition, as a result of the conflict, governmental and non-governmental entities have issued alerts noting the potential for increased cyber-attacks. Such risks and disruptions could adversely impact our business, results of operations and financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($ in millions)
January 2022	1.6	$186.44	1.6	$654
February 2022	2.3	$170.63	2.3	$265
March 2022	2.5	$250.17	2.5	$652
	6.4	$205.31	6.4	$652

Our Board of Directors has authorized the repurchase of up to $5.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in March 2022. Under our stock repurchase program, we repurchase shares from time to time in open market transactions, and may also repurchase shares in accelerated share repurchases, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and amount of repurchase transactions will be determined by our management based on our evaluation of market conditions, our share price, legal requirements, restricted payment capacity under our debt instruments and other factors. The stock repurchase program may be suspended, modified or discontinued at any time without prior notice.

Item 6.    Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date:	May 3, 2022	/s/ Cathleen DeGenova
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
10.1
Amendment No. 2 to the Sixth Amended and Restated Credit Agreement, dated as of March 24, 2022, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, Avis Budget Group, Inc., the subsidiary borrowers from time to time party thereto, the financial institutions from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 25, 2022).

10.2
Amendment No. 1 to the Sixth Amended and Restated Credit Agreement, dated as of March 16, 2022, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, Avis Budget Group, Inc., the subsidiary borrowers from time to time party thereto, the financial institutions from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 25, 2022).

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