Form 10-Q
period 2022-06-30
AVIS BUDGET GROUP, INC.
filed 2022-08-02
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the issuer’s common stock was 48,066,343 shares as of July 29, 2022.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any such forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, projected plans and objectives. These statements may be identified by the fact that they do not relate to historical or current facts and may use words such as “believes,” “expects,” “anticipates,” “will,” “should,” “could,” “may,” “would,” “intends,” “projects,” “estimates,” “plans,” and similar words, expressions or phrases. The following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the Coronavirus (“COVID-19”) pandemic, the continued restrictions that have been placed on travel in many countries and the resulting adverse impact on the global economy, the potential effects on the global economy and markets as a result of the ongoing military conflict between Russia and Ukraine, and the risk of a recession in the United States or in any of the other regions in which we operate. These factors include, but are not limited to:

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

•a deterioration in economic conditions, resulting in a recession or otherwise, particularly during our peak season or in key market segments;

•an occurrence or threat of terrorism, the current and any future pandemic diseases, natural disasters, military conflict, including the ongoing military conflict between Russia and Ukraine, or civil unrest in the locations in which we operate, and the potential effects of sanctions on the world economy and markets and/or international trade;

•any substantial changes in the cost or supply of fuel, vehicle parts, energy, labor or other resources on which we depend to operate our business, including as a result of COVID-19, inflation, the ongoing military conflict between Russia and Ukraine, and any embargos on oil sales imposed on or by the Russian government;

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$3,244	$2,371	$5,676	$3,743

Expenses
Operating	1,349	1,032	2,496	1,864
Vehicle depreciation and lease charges, net	234	338	345	592
Selling, general and administrative	359	294	642	476
Vehicle interest, net	97	77	174	152
Non-vehicle related depreciation and amortization	51	62	109	130
Interest expense related to corporate debt, net:
Interest expense	64	59	117	120
Early extinguishment of debt	—	—	—	129
Restructuring and other related charges	6	22	14	42
Transaction-related costs, net	1	1	1	2
Total expenses	2,161	1,885	3,898	3,507

Income before income taxes	1,083	486	1,778	236
Provision for income taxes	309	88	477	8
Net income	774	398	1,301	228
Less: net loss attributable to non-controlling interests	(4)	—	(6)	—
Net income attributable to Avis Budget Group, Inc.	$778	$398	$1,307	$228

Comprehensive income attributable to Avis Budget Group, Inc.	$742	$400	$1,310	$254

Earnings per share
Basic	$16.05	$5.69	$25.74	$3.26
Diluted	$15.71	$5.63	$25.14	$3.23
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$579	$534
Receivables, net	871	775
Other current assets	615	538
Total current assets	2,065	1,847

Property and equipment, net	520	537
Operating lease right-of-use assets	2,293	2,368
Deferred income taxes	1,423	1,615
Goodwill	1,066	1,108
Other intangibles, net	685	724
Other non-current assets	393	382
Total assets exclusive of assets under vehicle programs	8,445	8,581

Assets under vehicle programs:
Program cash	103	89
Vehicles, net	16,315	12,866
Receivables from vehicle manufacturers and other	247	222
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	985	842
	17,650	14,019
Total Assets	$26,095	$22,600

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other current liabilities	$2,744	$2,389
Short-term debt and current portion of long-term debt	27	19
Total current liabilities	2,771	2,408

Long-term debt	4,624	3,990
Long-term operating lease liabilities	1,843	1,910
Other non-current liabilities	562	625
Total liabilities exclusive of liabilities under vehicle programs	9,800	8,933

Liabilities under vehicle programs:
Debt	2,767	2,542
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	11,331	8,848
Deferred income taxes	2,484	2,242
Other	362	244
	16,944	13,876
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, respectively	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, respectively	1	1
Additional paid-in capital	6,643	6,676
Retained earnings (accumulated deficit)	1,122	(185)
Accumulated other comprehensive loss	(130)	(133)
Treasury stock, at cost— 89 and 81 shares, respectively	(8,290)	(6,579)
Stockholders’ equity attributable to Avis Budget Group, Inc.	(654)	(220)
Non-controlling interests	5	11
Total stockholders’ equity	(649)	(209)
Total Liabilities and Stockholders’ Equity	$26,095	$22,600

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$1,301	$228
Adjustments to reconcile net income to net cash provided by operating activities:
Vehicle depreciation	777	595
Amortization of right-of-use assets	414	492
(Gain) loss on sale of vehicles, net	(497)	(89)
Non-vehicle related depreciation and amortization	109	130
Stock-based compensation	12	14
Amortization of debt financing fees	16	17
Early extinguishment of debt costs	—	129
Net change in assets and liabilities:
Receivables	(139)	(117)
Income taxes and deferred income taxes	373	(42)
Accounts payable and other current liabilities	434	428
Operating lease liabilities	(415)	(489)
Other, net	(14)	(41)
Net cash provided by operating activities	2,371	1,255

Investing activities
Property and equipment additions	(76)	(30)
Proceeds received on asset sales	2	2
Net assets acquired (net of cash acquired)	(1)	(5)
Other, net	23	(5)
Net cash used in investing activities exclusive of vehicle programs	(52)	(38)

Vehicle programs:
Investment in vehicles	(6,269)	(6,203)
Proceeds received on disposition of vehicles	2,594	2,308
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(210)	(163)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	67	61
	(3,818)	(3,997)
Net cash used in investing activities	(3,870)	(4,035)

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Financing activities
Proceeds from long-term borrowings	729	1,100
Payments on long-term borrowings	(11)	(1,105)
Net change in short-term borrowings	—	2
Repurchases of common stock	(1,748)	(22)
Debt financing fees	(6)	(14)
Net cash used in financing activities exclusive of vehicle programs	(1,036)	(39)

Vehicle programs:
Proceeds from borrowings	8,921	8,200
Payments on borrowings	(6,289)	(4,718)
Debt financing fees	(14)	(13)
	2,618	3,469
Net cash provided by financing activities	1,582	3,430

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(25)	(4)

Net increase in cash and cash equivalents, program and restricted cash	58	646
Cash and cash equivalents, program and restricted cash, beginning of period	626	765
Cash and cash equivalents, program and restricted cash, end of period	$684	$1,411
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2022	137.1	$1	$6,646	$344	$(94)	(87.4)	$(7,889)	$(992)	$9	$(983)

Comprehensive income:
Net income	—	—	—	778	—	—	—	778	(4)	774
Other comprehensive loss	—	—	—	—	(36)	—	—	(36)	—	(36)
Total comprehensive income (loss)				778	(36)			742	(4)	738

Net activity related to restricted stock units	—	—	(3)	—	—	0.1	—	(3)	—	(3)
Repurchases of common stock	—	—	—	—	—	(1.5)	(401)	(401)	—	(401)
Balance at June 30, 2022	137.1	$1	$6,643	$1,122	$(130)	(88.8)	$(8,290)	$(654)	$5	$(649)

Balance at March 31, 2021	137.1	$1	$6,642	$(1,640)	$(163)	(67.2)	$(5,156)	$(316)	$—	$(316)

Comprehensive income:
Net income	—	—	—	398	—	—	—	398	—	398
Other comprehensive income	—	—	—	—	2	—	—	2	—	2
Total comprehensive income				398	2			400	—	400

Net activity related to restricted stock units	—	—	4	—	—	0.1	4	8	—	8
Balance at June 30, 2021	137.1	$1	$6,646	$(1,242)	$(161)	(67.1)	$(5,152)	$92	$—	$92

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	137.1	$1	$6,676	$(185)	$(133)	(81.2)	$(6,579)	$(220)	$11	$(209)

Comprehensive income:
Net income	—	—	—	1,307	—	—	—	1,307	(6)	1,301
Other comprehensive income	—	—	—	—	3	—	—	3	—	3
Total comprehensive income				1,307	3			1,310	(6)	1,304

Net activity related to restricted stock units	—	—	(33)	—	—	0.3	(3)	(36)	—	(36)
Repurchases of common stock	—	—	—	—	—	(7.9)	(1,708)	(1,708)	—	(1,708)
Balance at June 30, 2022	137.1	$1	$6,643	$1,122	$(130)	(88.8)	$(8,290)	$(654)	$5	$(649)

Balance at December 31, 2020	137.1	$1	$6,668	$(1,470)	$(187)	(67.3)	$(5,167)	$(155)	$—	$(155)

Comprehensive income:
Net income	—	—	—	228	—	—	—	228	—	228
Other comprehensive income	—	—	—	—	26	—	—	26	—	26
Total comprehensive income				228	26			254	—	254

Net activity related to restricted stock units	—	—	(22)	—	—	0.3	25	3	—	3
Repurchases of common stock	—	—	—	—	—	(0.1)	(10)	(10)	—	(10)
Balance at June 30, 2021	137.1	$1	$6,646	$(1,242)	$(161)	(67.1)	$(5,152)	$92	$—	$92
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

Summary of Significant Accounting Policies

Our significant accounting policies are fully described in Note 2 – Summary of Significant Accounting Policies in our 2021 Form 10-K.

Cash and cash equivalents, Program cash and Restricted cash. The following table provides a detail of cash and cash equivalents, program and restricted cash reported within the Consolidated Condensed Balance Sheets to the amounts shown in the Consolidated Condensed Statements of Cash Flows.

	As of June 30,
	2022	2021
Cash and cash equivalents	$579	$1,324
Program cash	103	84
Restricted cash (a)	2	3
Total cash and cash equivalents, program and restricted cash	$684	$1,411
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

Divestitures. In February 2022, we completed the sale of our operations in the United States Virgin Islands for $13 million, for the right to operate the Avis brand. During the six months ended June 30, 2022, we recorded a gain of $2 million within restructuring and other related charges.

In March 2022, we completed the sale of our operations in the Netherlands for $15 million, subject to working capital adjustments, for the right to operate the Avis and Budget brands. During the six months ended June 30, 2022, we recorded a loss of $7 million, net of impact of foreign currency adjustments, within restructuring and other related charges.

Investments. As of June 30, 2022 and December 31, 2021, we had equity method investments with a carrying value of $68 million and $72 million, respectively, which are recorded within other non-current assets. Earnings from our equity method investments are reported within operating expenses. For the three months ended June 30, 2022 and 2021, we recorded $2 million related to our equity method investments, in each period. For the six months ended June 30, 2022 and 2021, we recorded $3 million and $2 million related to our equity method investments, respectively.

Revenues. Revenues are recognized under “Leases (Topic 842),” with the exception of royalty fee revenue derived from our licensees and revenue related to our customer loyalty program, which were approximately $42 million and $19 million during the three months ended June 30, 2022 and 2021, respectively, and $76 million and $59 million during the six months ended June 30, 2022 and 2021, respectively.

The following table presents our revenues disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Americas	$2,567	$1,974	$4,567	$3,054
Europe, Middle East and Africa	525	281	849	484
Asia and Australasia	152	116	260	205
Total revenues	$3,244	$2,371	$5,676	$3,743

The following table presents our revenues disaggregated by brand:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Avis	$1,753	$1,204	$3,034	$1,921
Budget	1,284	985	2,266	1,509
Other	207	182	376	313
Total revenues	$3,244	$2,371	$5,676	$3,743
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

Reference Rate Reform

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848),” which amends ASU 2020-04 and clarifies the scope and guidance of Topic 848 to allow derivatives impacted by the reference rate reform to qualify for certain optional expedients and exceptions for contract modifications and hedge accounting. The guidance is optional and is effective for a limited period of time through December 31, 2022. As of June 30, 2022, this guidance had no impact on our Consolidated Condensed Financial Statements and we will continue to evaluate this guidance.

 2.    Leases
Lessor

The following table presents our lease revenues disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Americas	$2,549	$1,972	$4,534	$3,026
Europe, Middle East and Africa	505	268	814	460
Asia and Australasia	148	112	252	198
Total lease revenues	$3,202	$2,352	$5,600	$3,684

The following table presents our lease revenues disaggregated by brand:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Avis	$1,728	$1,201	$2,989	$1,891
Budget	1,270	975	2,242	1,491
Other	204	176	369	302
Total lease revenues	$3,202	$2,352	$5,600	$3,684
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

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Property leases (a)
Operating lease expense	$168	$134	$329	$273
Variable lease expense	152	112	254	166
Total property lease expense	$320	$246	$583	$439
__________
(a)    Primarily within operating expense and includes $(2) million and $(3) million for the three months ended June 30, 2022 and 2021, respectively, and $(9) million and $16 million for the six months ended June 30, 2022 and 2021, respectively, of minimum annual guaranteed rent in excess of concession fees, net, as defined in our rental concession agreements.

Supplemental balance sheet information related to leases is as follows:

	As of June 30, 2022	As of December 31, 2021
Property leases
Operating lease ROU assets	$2,293	$2,368

Short-term operating lease liabilities (a)	$487	$496
Long-term operating lease liabilities	1,843	1,910
Operating lease liabilities	$2,330	$2,406

Weighted average remaining lease term	8.6 years	8.8 years
Weighted average discount rate	3.88%	3.84%
_________
(a)    Included in Accounts payable and other current liabilities.

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2022	2021
Cash payments for lease liabilities within operating activities:
Property operating leases	$354	$407
Non-cash activities - increase (decrease) in ROU assets in exchange for lease liabilities:
Property operating leases	$311	$269

 3.    Restructuring and Other Related Charges

Restructuring

During second quarter 2022, we initiated a restructuring plan to focus on consolidating our global operations by designing new processes and implementing new systems (“Cost Optimization Plan”). During the six months ended June 30, 2022, we formally communicated the termination of employment to approximately 85 employees, as part of this process, and terminated approximately 75 of these employees. The Company expects further restructuring expense of approximately $5 million related to this initiative to be incurred in 2022.

During first quarter 2021, we initiated a global restructuring plan to focus on cost discipline by reviewing headcounts, facilities and contractor agreements. We are transforming our business as we prepare to exit the COVID-19 crisis by controlling fixed costs and matching variable costs to demand (“T21”). During the six months ended June 30, 2022, we formally communicated the termination of employment to approximately 55 employees, as part of this process, and terminated approximately 50 of these employees. We expect no further restructuring expense to be incurred in 2022 under this initiative.

During first quarter 2020, we initiated a global restructuring plan to reduce operating costs, such as headcount and facilities, due to declining reservations and revenue resulting from COVID-19 outbreak (“2020 Optimization Plan”). We expect no further restructuring expenses related to this initiative.

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

The following tables summarize the changes to our restructuring-related liabilities and identifies the amounts recorded within our reporting segments for restructuring charges and corresponding payments and utilizations:

		Americas	International	Total
Balance as of January 1, 2022		$2	$8	$10
Restructuring expense:
Cost Optimization		1	3	4
T21		1	2	3
Brazil		1	—	1
Restructuring payment/utilization:
Cost Optimization		(1)	(2)	(3)
T21		(1)	(7)	(8)
2020 Optimization		—	(1)	(1)
Brazil		(1)	—	(1)
Balance as of June 30, 2022		$2	$3	$5

	Personnel	Facility Related	Other (a)	Total
Balance as of January 1, 2022	$7	$2	$1	$10
Restructuring expense:
Cost Optimization	4	—	—	4
T21	3	—	—	3
Brazil	—	—	1	1
Restructuring payment/utilization:
Cost Optimization	(3)	—	—	(3)
T21	(8)	—	—	(8)
2020 Optimization	(1)	—	—	(1)
Brazil	—	—	(1)	(1)
Balance as of June 30, 2022	$2	$2	$1	$5
_________
(a)Includes expenses primarily related to the disposition of vehicles.

Other Related Charges

Officer Separation Costs

In April 2022, the Company announced the departure of Veresh Sita as Executive Vice President and Chief Digital and Innovation Officer effective May 13, 2022. In connection with Mr. Sita’s separation, the Company recorded other related charges of approximately $1 million, inclusive of accelerated stock-based compensation expense, for the three and six months ended June 30, 2022.

 4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to Avis Budget Group, Inc. for basic and diluted EPS	$778	$398	$1,307	$228

Basic weighted average shares outstanding	48.5	69.9	50.8	69.9
Non-vested stock (a)	1.0	0.7	1.2	0.7
Diluted weighted average shares outstanding	49.5	70.6	52.0	70.6

Earnings per share:
Basic	$16.05	$5.69	$25.74	$3.26
Diluted	$15.71	$5.63	$25.14	$3.23
________
(a)    For the six months ended June 30, 2022, 0.1 million non-vested stock awards have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

 5.    Other Current Assets

Other current assets consisted of:

	As of June 30, 2022	As of December 31, 2021
Prepaid expenses	$301	$205
Sales and use taxes	207	238
Other	107	95
Other current assets	$615	$538

 6.    Intangible Assets

Intangible assets consisted of:

	As of June 30, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$286	$204	$82	$298	$193	$105
Customer relationships	245	201	44	257	204	53
Other	47	36	11	51	36	15
Total	$578	$441	$137	$606	$433	$173
Unamortized Intangible Assets
Goodwill	$1,066			$1,108
Trademarks	$548			$551

For the three months ended June 30, 2022 and 2021, amortization expense related to amortizable intangible assets was approximately $10 million and $14 million, respectively. For the six months ended June 30, 2022 and 2021, amortization expense related to amortizable intangible assets was approximately $26 million and $32 million, respectively. Based on our amortizable intangible assets at June 30, 2022, we expect amortization expense of approximately $18 million for the remainder of 2022, $26 million for 2023, $21 million for 2024, $15 million for 2025, $14 million for 2026 and $12 million for 2027, excluding effects of currency exchange rates.

 7.    Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	June 30,	December 31,
	2022	2021
Rental vehicles	$18,161	$14,612
Less: Accumulated depreciation	(2,116)	(1,911)
	16,045	12,701
Vehicles held for sale	270	165
Vehicles, net	$16,315	$12,866

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense	$396	$336	$777	$595
Lease charges	32	42	65	86
(Gain) loss on sale of vehicles, net	(194)	(40)	(497)	(89)
Vehicle depreciation and lease charges, net	$234	$338	$345	$592

At June 30, 2022 and 2021, we had payables related to vehicle purchases included in liabilities under vehicle programs - other of $249 million and $485 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $74 million and $104 million, respectively.

 8.    Income Taxes

Our effective tax rate for the six months ended June 30, 2022 and 2021 were provisions of 26.8% and 3.4%, respectively. Such rates differed from the Federal Statutory rate of 21.0% primarily due to foreign taxes on our International operations and state taxes.

 9.    Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	June 30,	December 31,
	2022	2021
Accounts payable	$551	$407
Short-term operating lease liabilities	487	496
Deferred lease revenues - current	372	185
Accrued advertising and marketing	280	218
Accrued sales and use taxes	253	313
Accrued payroll and related	202	193
Public liability and property damage insurance liabilities – current	159	159
Other	440	418
Accounts payable and other current liabilities	$2,744	$2,389

 10.    Long-term Corporate Debt and Borrowing Arrangements

Long-term corporate debt and borrowing arrangements consisted of:

		As of	As of
	Maturity Date	June 30,	December 31,
		2022	2021
4.125% euro-denominated Senior Notes	November 2024	$315	$341
4.500% euro-denominated Senior Notes	May 2025	262	284
4.750% euro-denominated Senior Notes	January 2026	367	398
5.750% Senior Notes	July 2027	730	728
4.750% Senior Notes	April 2028	500	500
5.375% Senior Notes	March 2029	600	600
Floating Rate Term Loan (a)	August 2027	1,181	1,187
Floating Rate Term Loan	March 2029	728	—
Other (b)		18	19
Deferred financing fees		(50)	(48)
Total		4,651	4,009
Less: Short-term debt and current portion of long-term debt		27	19
Long-term debt		$4,624	$3,990
__________
(a)The floating rate term loan is part of our senior revolving credit facility, which is secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property. As of June 30, 2022, the floating rate term loan due 2027 bears interest at one-month LIBOR plus 175 basis points, for an aggregate rate of 3.42%. We have entered into a swap to hedge $700 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 4.75%.
(b)Primarily includes finance leases which are secured by liens on the related assets.

In March 2022, we entered into a $750 million Floating Rate Term Loan due March 2029, at a price of 97% of the aggregate principal amount, with interest paid monthly, which is part of our senior credit facilities. The Floating Rate Term Loan due March 2029 bears interest at one-month Secured Overnight Financing Rate (“SOFR”) plus 350 basis points for an aggregate rate of 5.13%.

Committed Credit Facilities and Available Funding Arrangements

As of June 30, 2022, the committed corporate credit facilities available to us and/or our subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2026 (a)	$1,950	$—	$1,679	$271
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

Debt Covenants

The agreements governing our indebtedness contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries, the incurrence of additional indebtedness by us and certain of our subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. Our senior credit facility also contains a maximum leverage ratio requirement. As of June 30, 2022, we were in compliance with the financial covenants governing our indebtedness.

 11.    Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	June 30,	December 31,
	2022	2021
Americas - Debt due to Avis Budget Rental Car Funding	$11,377	$8,889
Americas - Debt borrowings	588	612
International - Debt borrowings	1,947	1,757
International - Finance leases	170	177
Other	68	3
Deferred financing fees (a)	(52)	(48)
Total	$14,098	$11,390
__________
(a)Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of June 30, 2022 and December 31, 2021 were $46 million and $41 million, respectively.

In April 2022, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued $660 million of asset-backed notes to investors with an expected final payment date of August 2027, with a weighted average interest rate of 3.96%.

In May 2022, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued $87 million, $68 million and $55 million of asset-backed notes with expected final payment dates of March 2025, March 2023 and September 2023, respectively, with a weighted average interest rate of 5.10%.

In June 2022, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary entered into $800 million of variable funding asset-backed notes with an expected final payment date of September 2022. As of June 30, 2022, no funds were drawn on these notes.

Debt Maturities

The following table provides the contractual maturities of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at June 30, 2022:

Debt under Vehicle Programs (a)
Within 1 year (b)	$2,287
Between 1 and 2 years (c)	5,480
Between 2 and 3 years (d)	3,185
Between 3 and 4 years	1,578
Between 4 and 5 years	1,459
Thereafter	161
Total	$14,150
__________
(a)    Vehicle-backed debt primarily represents asset-backed securities.
(b)    Includes $0.9 billion of bank and bank-sponsored facilities.
(c)    Includes $4.0 billion of bank and bank-sponsored facilities.
(d)    Includes $1.4 billion of bank and bank-sponsored facilities.

Committed Credit Facilities and Available Funding Arrangements

As of June 30, 2022, available funding under our vehicle programs, including related party debt due to Avis Budget Rental Car Funding, consisted of:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding	$12,301	$11,377	$924
Americas - Debt borrowings	888	588	300
International - Debt borrowings	2,598	1,947	651
International - Finance leases	201	170	31
Other	68	68	—
Total	$16,056	$14,150	$1,906
__________
(a)    Capacity is subject to maintaining sufficient assets to collateralize debt. The total capacity for Americas - Debt due to Avis Budget Rental Car Funding includes increases from an amendment and renewal of our variable funding asset-backed notes during April 2022.
(b)    The outstanding debt is collateralized by vehicles and related assets of $13.4 billion for Americas - Debt due to Avis Budget Rental Car Funding; $0.9 billion for Americas - Debt borrowings; $2.5 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants

The agreements under our vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of June 30, 2022, we are not aware of any instances of non-compliance with any of the financial covenants contained in the debt agreements under our vehicle-backed funding programs.

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

In November 2011, Jose Mendez v. Avis Budget Group Inc., et al. was filed in U.S. District Court for the District of New Jersey. The plaintiff seeks to represent a purported nationwide class and two sub-classes of certain renters of vehicles from our Avis and Budget subsidiaries from April 2007 through December 2015. The plaintiff seeks damages in connection with claims relating to our electronic toll service, including that administrative fees and toll charges were not properly disclosed to customers and/or were excessive. Plaintiff’s motion for class certification was approved by the Court in November 2017. The parties have entered into a settlement agreement and plan to file a motion for preliminary approval of the settlement in due course. We have been named as a defendant in other purported consumer class action law suits, including a class action filed against us in Florida seeking damages in connection with a breach of contract claim and two purported class action suits filed against us in New Jersey, one related to fines and fees charged to car renters by us for violations incurred during the course of their rental and another related to ancillary charges at our Payless subsidiary. In the Florida lawsuit, the Court has entered an order preliminarily approving a proposed settlement.

We are currently involved, and in the future may be involved, in claims and/or legal proceedings, including class actions, and governmental inquiries that are incidental to our vehicle rental and car sharing operations, including, among others, contract and licensee disputes, competition matters, employment and wage-and-hour claims, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable resolutions could occur. We estimate that the potential exposure resulting from adverse outcomes of current legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $35 million in excess of amounts accrued as of June 30, 2022. We do not believe that the impact should result in a material liability to us in relation to our consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

We maintain agreements with vehicle manufacturers under which we have agreed to purchase approximately $3.8 billion of vehicles from manufacturers over the next 12 months, a $2.1 billion decrease compared to December 31, 2021, financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations

Concentrations of credit risk as of June 30, 2022 include (i) risks related to our repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, primarily with respect to receivables for program cars that have been disposed but for which we have not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $26 million and $16 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

 13.    Stockholders' Equity

Share Repurchases

Our Board of Directors has authorized the repurchase of up to $7.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded most recently in May 2022 (the “Stock Repurchase Program”). During the six months ended June 30, 2022, we repurchased approximately 7.9 million shares of common stock at a cost of approximately $1.7 billion under the program. As of June 30, 2022, approximately $2.25 billion of authorization remains available to repurchase common stock under the program.

Total Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income.

The components of other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$774	$398	$1,301	$228
Less: net loss attributable to non-controlling interests	(4)	—	(6)	—
Net income attributable to Avis Budget Group, Inc.	778	398	1,307	228
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $(14), $3, $(17) and $(9), respectively)	(50)	15	(43)	1
Net unrealized gain (loss) on cash flow hedges (net of tax of $(4), $(10), $(15) and $(7), respectively)	13	(14)	43	21
Minimum pension liability adjustment (net of tax of $0, $0, $0 and $0, respectively)	1	1	3	4
	(36)	2	3	26
Comprehensive income attributable to Avis Budget Group, Inc.	$742	$400	$1,310	$254
__________
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Minimum Pension Liability Adjustment(c)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2022	$16	$(19)	$(130)	$(133)
Other comprehensive income (loss) before reclassifications	(43)	36	1	(6)
Amounts reclassified from accumulated other comprehensive income	—	7	2	9
Net current-period other comprehensive income (loss)	(43)	43	3	3
Balance, June 30, 2022	$(27)	$24	$(127)	$(130)

Balance, January 1, 2021	$40	$(51)	$(176)	$(187)
Other comprehensive income (loss) before reclassifications	(10)	14	1	5
Amounts reclassified from accumulated other comprehensive income	11	7	3	21
Net current-period other comprehensive income	1	21	4	26
Balance, June 30, 2021	$41	$(30)	$(172)	$(161)
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include $128 million gain, net of tax, as of June 30, 2022 related to our hedge of our investment in euro-denominated foreign operations (see Note 16 – Financial Instruments).
(a)For the six months ended June 30, 2021, the amount was reclassified from accumulated other comprehensive income (loss) into restructuring and other related charges.
(b)For the three months ended June 30, 2022 and 2021, the amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $4 million ($3 million, net of tax), in each period. For the three months ended June 30, 2021, the amounts reclassified from accumulated other comprehensive income (loss) into vehicle interest expense was $1 million ($1 million, net of tax). For the six months ended June 30, 2022 and 2021, the amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense was $9 million ($7 million, net of tax) and $8 million ($6 million, net of tax), respectively. For the six months ended June 30, 2021, the amounts reclassified from accumulated other comprehensive income (loss) into vehicle interest expense was $2 million ($1 million, net of tax).
(c)For the three months ended June 30, 2021, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses was $2 million ($1 million, net of tax). For the six months ended June 30, 2022 and 2021, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $3 million ($2 million, net of tax) and $5 million ($3 million, net of tax), respectively.

 14.    Related Party Transactions

In 2021, SRS Mobility Ventures, LLC acquired a 33 1/3% Class A Membership Interest in one of our subsidiaries at fair value of $37.5 million. SRS Mobility Ventures, LLC is an affiliate of our largest shareholder, SRS Investment Management, LLC.

 15.    Stock-Based Compensation

We recorded stock-based compensation expense of $6 million and $10 million ($5 million and $7 million, net of tax) during the three months ended June 30, 2022 and 2021, respectively, and $12 million and $14 million ($9 million and $10 million, net of tax) during the six months ended June 30, 2022 and 2021, respectively.

In 2020, we granted market-based restricted stock units (“RSUs”) that vest based on absolute stock price attainment. The grant date fair value of this award is estimated using a Monte Carlo simulation model.

The weighted average assumptions used in the model are as follows:

Expected volatility of stock price	91%
Risk-free interest rate	0.18%
Valuation period	3 years
Dividend yield	—%

The activity related to RSUs consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2022	671	$39.39
Granted (a)	67	194.74
Vested (b)	(313)	37.21
Forfeited	(29)	58.22
Outstanding and expected to vest at June 30, 2022 (c)	396	$66.07	1.0	$58
Performance-based and market-based RSUs
Outstanding at January 1, 2022	886	$35.40
Granted (a)	96	194.74
Vested (b)	(206)	34.94
Forfeited	(24)	37.33
Outstanding at June 30, 2022	752	$55.80	1.3	$111
Outstanding and expected to vest at June 30, 2022 (c)	744	$54.31	1.3	$109
__________
(a)Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs and performance-based RSUs granted during the six months ended June 30, 2021 was $63.12 and $62.27, respectively.
(b)The total fair value of RSUs vested during the six months ended June 30, 2022 and 2021 was $19 million and $13 million, respectively.
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

Interest Rate Risk. We use various hedging strategies including interest rate swaps and interest rate caps to create what we deem an appropriate mix of fixed and floating rate assets and liabilities. We use interest rate swaps and interest rate caps to manage the risk related to our floating rate corporate debt and our floating rate vehicle-backed debt. We record the changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. We record the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, currently in earnings and are presented in the same line of the income statement expected for the hedged item. We estimate that approximately $1 million of gains currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.

Commodity Risk. We periodically enter into derivative commodity contracts to manage our exposure to changes in the price of gasoline. These instruments were designated as freestanding derivatives and the changes in fair value are recorded in earnings and are presented in the same line of the income statement expected for the hedged item.

We held derivative instruments with absolute notional values as follows:

As of June 30, 2022
Foreign exchange contracts	$1,732
Interest rate caps (a)	14,185
Interest rate swaps	1,450
__________
(a)Represents $9.8 billion of interest rate caps sold, partially offset by approximately $4.4 billion of interest rate caps purchased. These amounts exclude $5.9 billion of interest rate caps purchased by our Avis Budget Rental Car Funding subsidiary as it is not consolidated by us.

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of June 30, 2022		As of December 31, 2021
	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	$32	$—	$2	$27

Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	14	3	7	10
Interest rate caps (c)	28	94	11	15
Total	$74	$97	$20	$52
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, as it is not consolidated by us; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income (loss), as discussed in Note 13 – Stockholders' Equity.
(a)Included in other non-current assets or other non-current liabilities.
(b)Included in other current assets or other current liabilities.
(c)Included in assets under vehicle programs or liabilities under vehicle programs.

The effects of derivatives recognized in our Consolidated Condensed Financial Statements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$13	$(14)	$43	$21
Euro-denominated notes (c)	38	(10)	58	23
Derivatives not designated as hedging instruments (d)
Foreign exchange contracts (e)	31	3	43	(5)
Interest rate caps (f)	(3)	(1)	(1)	(2)
Total	$79	$(22)	$143	$37
__________
(a)Recognized, net of tax, as a component of other comprehensive income (loss) within stockholders’ equity.
(b)Classified as a net unrealized gain (loss) on cash flow hedges in accumulated other comprehensive income (loss). Refer to Note 13 – Stockholders' Equity for amounts reclassified from accumulated other comprehensive income into earnings.
(c)Classified as a net investment hedge within currency translation adjustment in accumulated other comprehensive income (loss).
(d)Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.
(e)For the three months ended June 30, 2022, included a $28 million gain in interest expense and a $3 million gain in operating expense and for the six months ended June 30, 2022, included a $40 million gain in interest expense and a $3 million gain in operating expense. For the three months ended June 30, 2021, included a $2 million gain in interest expense and a $1 million gain in operating expense and for the six months ended June 30, 2021, included a $5 million loss in interest expense.
(f)Included primarily in vehicle interest, net.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments were as follows:

	As of June 30, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$27	$26	$19	$18
Long-term debt	4,624	4,306	3,990	4,153

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$11,331	$11,053	$8,848	$9,009
Vehicle-backed debt	2,673	2,674	2,528	2,559
Interest rate swaps and interest rate caps (a)	94	94	14	14
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

		Three Months Ended June 30,
		2022		2021
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$2,567	$1,041	$1,974	$634
	International	677	183	397	8
	Corporate and Other (a)	—	(19)	—	(18)
Total Company		$3,244	$1,205	$2,371	$624

Reconciliation of Adjusted EBITDA to income before income taxes:
			2022		2021
	Adjusted EBITDA		$1,205		$624
Less:	Non-vehicle related depreciation and amortization (b)		53		67
	Interest expense related to corporate debt, net:
	Interest expense		64		59
	Restructuring and other related charges		6		22
	Unprecedented personal-injury and other legal matters, net (c)		—		(11)
	Transaction-related costs, net		1		1
	COVID-19 charges (d)		(2)		—
	Income before income taxes		$1,083		$486
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)For the three months ended June 30, 2022, includes operating expenses in our Consolidated Condensed Statements of Comprehensive Income related to cloud computing costs of $2 million. For the three months ended June 30, 2021, includes operating expenses and selling, general and administrative expenses related to cloud computing costs of $3 million and $2 million, respectively, in our Consolidated Condensed Statements of Comprehensive Income.
(c)Reported within operating expenses.
(d)The following table presents the unusual, direct and incremental costs due to the COVID-19 pandemic:

	2022	2021
Minimum annual guaranteed rent in excess of concession fees, net	$(2)	$(3)
Vehicles damaged in overflow parking lots, net of insurance proceeds	—	2
Other charges	—	1
Operating expenses	$(2)	$—
COVID-19 charges, net	$(2)	$—

		Six Months Ended June 30,
		2022		2021
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$4,567	$1,851	$3,054	$742
	International	1,109	206	689	(42)
	Corporate and Other (a)	—	(42)	—	(29)
Total Company		$5,676	$2,015	$3,743	$671

Reconciliation of Adjusted EBITDA to income before income taxes:
			2022		2021
	Adjusted EBITDA		$2,015		$671
Less:	Non-vehicle related depreciation and amortization (b)		113		135
	Interest expense related to corporate debt, net:
	Interest expense		117		120
	Early extinguishment of debt		—		129
	Restructuring and other related charges		14		42
	Unprecedented personal-injury and other legal matters, net (c)		1		(11)
	Transaction-related costs, net		1		2
	COVID-19 charges (d)		(9)		18
	Income before income taxes		$1,778		$236
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)For the six months ended June 30, 2022, includes operating expenses in our Consolidated Condensed Statements of Operations related to cloud computing costs of $4 million. For the six months ended June 30, 2021, includes operating expenses and selling, general and administrative expenses related to cloud computing costs of $3 million and $2 million, respectively, in our Consolidated Condensed Statements of Comprehensive Income.
(c)Reported within operating expenses.
(d)The following table presents the unusual, direct and incremental costs due to the COVID-19 pandemic:

	2022	2021
Minimum annual guaranteed rent in excess of concession fees, net	$(9)	$16
Vehicles damaged in overflow parking lots, net of insurance proceeds	—	(4)
Other charges	—	6
Operating expenses	$(9)	$17
Selling, general and administrative expenses	$—	$1
COVID-19 charges, net	$(9)	$18

Since December 31, 2021, there have been no significant changes in segment assets exclusive of assets under vehicle programs. As of June 30, 2022 and December 31, 2021, Americas’ segment assets under vehicle programs were approximately $14.7 billion and $11.4 billion, respectively. The change in assets under vehicle programs is primarily due to the increase in the size of our vehicle rental fleet to meet the increase in rental demand.

 18.    Subsequent Events

In July 2022, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued $763 million of asset-backed notes to investors with a weighted average interest rate of 4.90%. Following this issuance, amounts available under our $800 million variable funding asset-backed notes supplement entered into during June 2022 were reduced to zero.

In July 2022, we repurchased approximately 0.2 million shares of our common stock at a cost of approximately $28 million under the Stock Repurchase Program.

* * * *

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes included in this Quarterly Report on Form 10-Q, and with our 2021 Form 10-K. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including those discussed in “Forward-Looking Statements”. See “Forward-Looking Statements” and “Risk Factors” for additional information. Unless otherwise noted, all dollar amounts in tables are in millions.

OVERVIEW
Our Company

We operate three of the most globally recognized brands in mobility solutions, Avis, Budget and Zipcar, together with several other brands well recognized in their respective markets. We are a leading vehicle rental operator in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet of over 668,000 vehicles in second quarter 2022. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

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

Business and Trends

Over the past year, we have seen a number of encouraging developments, such as a significant increase in global travel demand, which generated an increase in demand for rental vehicles and improved pricing across the industry, suggesting a steady return to historic seasonal travel trends. Our strategy continues to focus on cost optimization, core revenue growth and capital investments aimed to allow us to maximize our infrastructure to capitalize on what we believe will be continued travel demand. During the quarter ended June 30, 2022, we generated revenues of $3.2 billion, net income of $774 million and Adjusted EBITDA of $1.2 billion. These results were driven by increased demand for rental vehicles, improved pricing across the industry, disciplined cost management and continued fleet management.

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

The global semiconductor shortage is impacting fleet supply, resulting in tighter fleets throughout the industry and causing us to hold cars longer compared to periods prior to the COVID-19 pandemic. We have historically navigated through significant vehicle recalls and worked with our vehicle manufacturers, and believe we have the logistics in place to effectively manage our fleet during this disruption in supply. We continue to purchase vehicles and believe we can increase our fleet utilization efficiency to capture increased demand.

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

During the six months ended June 30, 2022:

•Our revenues totaled $5.7 billion, an increase of 52% compared to the similar period in 2021, primarily due to increased demand for rental vehicles and a significant increase in pricing. The significant increase in revenues was a direct result of the global effort to combat the incidence and spread of the COVID-19 virus, which led to a significant increase in global travel demand, suggesting a steady return to historic travel levels.
•Our net income was $1.3 billion, representing a significant increase of $1.1 billion year-over-year, primarily due to significantly higher revenues, as described above, in addition to disciplined cost management.
•Our Adjusted EBITDA was $2.0 billion, representing a significant increase of $1.3 billion year-over-year, primarily due to significantly higher revenues and disciplined cost management.
•We repurchased approximately $1.7 billion of our common stock, reducing our shares outstanding by approximately 7.9 million shares.

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021

Our consolidated condensed results of operations comprised the following:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenues	$3,244	$2,371	$873	37%

Expenses
Operating	1,349	1,032	317	31%
Vehicle depreciation and lease charges, net	234	338	(104)	(31%)
Selling, general and administrative	359	294	65	22%
Vehicle interest, net	97	77	20	26%
Non-vehicle related depreciation and amortization	51	62	(11)	(18%)
Interest expense related to corporate debt, net:
Interest expense	64	59	5	8%
Restructuring and other related charges	6	22	(16)	(73%)
Transaction-related costs, net	1	1	—	0%
Total expenses	2,161	1,885	276	15%

Income before income taxes	1,083	486	597	n/m
Provision for income taxes	309	88	221	n/m
Net income	774	398	376	94%
Less: net loss attributable to non-controlling interests	(4)	—	(4)	n/m
Net income attributable to Avis Budget Group, Inc.	$778	$398	$380	95%
___________
n/m - Not Meaningful

Revenues increased $873 million, or 37%, during the three months ended June 30, 2022 compared to the similar period in 2021, primarily due to a 29% increase in volume as the mobility industry recovers from the pandemic and a 9% increase in revenue per day, excluding exchange rate effects, partially offset by a $86 million negative impact from currency exchange rate movements. Total expenses increased 15% during the three months ended June 30, 2022, compared to the similar period in 2021, primarily due to increased demand, partially offset by cost discipline as volume returned. Our effective tax rates were a provision of 28.5% and 18.1% for the three months ended June 30, 2022 and 2021, respectively. As a result of these items, our net income increased by $376 million compared to the similar period in 2021. For the three months ended June 30, 2022 and 2021, we reported earnings per diluted share of $15.71 and $5.63, respectively.

Operating expenses decreased to 41.6% of revenue during the three months ended June 30, 2022 compared to 43.5% during the similar period in 2021, primarily due to the increased revenues and cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 7.2% of revenue during the three months ended June 30, 2022 compared to 14.3% during the similar period in 2021, primarily due to increased revenues and a 44% lower per unit fleet cost, excluding exchange rate effects, driven by the continued favorable trend in the used-vehicle market. Selling, general and administrative costs decreased to 11.1% of revenue during the three months ended June 30, 2022 compared to 12.4% during the similar period in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle interest costs were 3.0% of revenue during the three months ended June 30, 2022, which is consistent with 3.2% during the similar period in 2021.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,
	2022		2021
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$2,567	$1,041	$1,974	$634
International	677	183	397	8
Corporate and Other (a)	—	(19)	—	(18)
Total Company	$3,244	$1,205	$2,371	$624

	Reconciliation to Adjusted EBITDA
			2022	2021
Net income			$774	$398
Provision for income taxes			309	88
Income before income taxes			1,083	486

Add:	Non-vehicle related depreciation and amortization (b)		53	67
Interest expense related to corporate debt, net:
Interest expense			64	59
Restructuring and other related charges			6	22
Unprecedented personal-injury and other legal matters, net (c)			—	(11)
Transaction-related costs, net			1	1
COVID-19 charges (d)			(2)	—
Adjusted EBITDA			$1,205	$624
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)For the three months ended June 30, 2022, includes operating expenses related to cloud computing costs of $2 million. For the three months ended June 30, 2021, includes operating expenses and selling, general and administrative expenses related to cloud computing costs of $3 million and $2 million, respectively.
(c)Reported within operating expenses in our consolidated condensed results of operations.
(d)The following table presents the unusual, direct and incremental costs due to the COVID-19 pandemic:

	2022	2021
Minimum annual guaranteed rent in excess of concession fees, net	$(2)	$(3)
Vehicles damaged in overflow parking lots, net of insurance proceeds	—	2
Other charges	—	1
Operating expenses	(2)	—
COVID-19 charges, net	$(2)	$—

Americas

	Three Months Ended June 30,
	2022	2021	% Change
Revenues	$2,567	$1,974	30%
Adjusted EBITDA	1,041	634	64%

Revenues increased 30% during the three months ended June 30, 2022 compared to the similar period in 2021, primarily due to a 28% increase in volume and a 2% increase in revenue per day.

Operating expenses increased to 41.6% of revenue during the three months ended June 30, 2022 compared to 40.9% during the similar period in 2021, primarily due to higher fuel prices, partially offset by revenue. Vehicle depreciation and lease charges decreased to 5.0% of revenue during the three months ended June 30, 2022 compared to 13.1% during the similar period in 2021, primarily due to increased revenues and a 62% decrease in per-unit fleet costs, excluding exchange rate effects, driven by the continued favorable trend in the used-vehicle market. Selling, general and administrative costs decreased to 9.6% of revenue during the three months ended June 30, 2022 compared to 10.0% during the similar period in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle interest costs were 3.3% of revenue during the three months ended June 30, 2022 consistent with 3.2% during the similar period in 2021.

Adjusted EBITDA was $407 million higher during the three months ended June 30, 2022 compared to the similar period in 2021, primarily due to increased revenues, lower per-unit fleet costs and cost discipline as volume returned.

International

	Three Months Ended June 30,
	2022	2021	% Change
Revenues	$677	$397	71%
Adjusted EBITDA	183	8	n/m
___________
n/m - Not Meaningful
Revenues increased 71% during the three months ended June 30, 2022, compared to the similar period in 2021, primarily due to 44% increase in revenue per day, excluding exchange rate effects and a 33% increase in volume, partially offset by an $81 million negative impact from currency exchange rate movements.

Operating expenses decreased to 41.4% of revenue during the three months ended June 30, 2022 compared to 56.4% during the similar period in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 15.8% of revenue during the three months ended June 30, 2022 compared to 19.9% during the similar period in 2021, primarily due to increased revenues, partially offset by a 19% increase in per-unit fleet costs, excluding exchange rate effects. Selling, general and administrative costs decreased to 14.2% of revenue during the three months ended June 30, 2022 compared to 19.2% during the similar period in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle interest costs decreased to 1.7% of revenue during the three months ended June 30, 2022 compared to 3.3% during the similar period in 2021, primarily due to increased revenues.

Adjusted EBITDA was $175 million higher in second quarter 2022 compared to the similar period in 2021, primarily due to increased revenues and cost discipline as volume returned, partially offset by an increase in per-unit fleet costs and a $22 million negative impact from currency exchange rate movements.

Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021
Our consolidated condensed results of operations comprised the following:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenues	$5,676	$3,743	$1,933	52%

Expenses
Operating	2,496	1,864	632	34%
Vehicle depreciation and lease charges, net	345	592	(247)	(42%)
Selling, general and administrative	642	476	166	35%
Vehicle interest, net	174	152	22	14%
Non-vehicle related depreciation and amortization	109	130	(21)	(16%)
Interest expense related to corporate debt, net:
Interest expense	117	120	(3)	(3%)
Early extinguishment of debt	—	129	(129)	n/m
Restructuring and other related charges	14	42	(28)	(67%)
Transaction-related costs, net	1	2	(1)	(50%)
Total expenses	3,898	3,507	391	11%

Income before income taxes	1,778	236	1,542	n/m
Provision for income taxes	477	8	469	n/m
Net income	1,301	228	1,073	n/m
Less: net loss attributable to non-controlling interests	(6)	—	(6)	n/m
Net income attributable to Avis Budget Group, Inc.	$1,307	$228	$1,079	n/m
___________
n/m - Not Meaningful

Revenues increased $1.9 billion, or 52%, during the six months ended June 30, 2022 compared to the similar period in 2021, primarily due to a 36% increase in volume as the mobility industry recovers from the pandemic and a 14% increase in revenue per day, excluding exchange rate effects, partially offset by a $115 million negative impact from currency exchange rate movements. Total expenses increased 11% during the six months ended June 30, 2022, compared to the similar period in 2021, primarily due to increased demand, partially offset by cost discipline as volume returned. Our effective tax rates were a provision of 26.8% and 3.4% for the six months ended June 30, 2022 and 2021, respectively. As a result of these items, our net income increased by $1.1 billion compared to the similar period in 2021. For the six months ended June 30, 2022 and 2021, we reported earnings per diluted share of $25.14 and $3.23, respectively.

Operating expenses decreased to 44.0% of revenue during the six months ended June 30, 2022 compared to 49.8% during the similar period in 2021, primarily due to the increased revenues and cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 6.1% of revenue during the six months ended June 30, 2022 compared to 15.8% during the similar period in 2021, primarily due to increased revenues and a 55% lower per unit fleet cost, excluding exchange rate effects, driven by the continued favorable trend in the used-vehicle market. Selling, general and administrative costs decreased to 11.3% of revenue during the six months ended June 30, 2022 compared to 12.7% during the similar period in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle interest costs decreased to 3.1% of revenue during the six months ended June 30, 2022 compared to 4.1% during the similar period in 2021, primarily due to increased revenues.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income to Adjusted EBITDA:

	Six Months Ended June 30,
	2022		2021
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$4,567	$1,851	$3,054	$742
International	1,109	206	689	(42)
Corporate and Other (a)	—	(42)	—	(29)
Total Company	$5,676	$2,015	$3,743	$671

	Reconciliation to Adjusted EBITDA
			2022	2021
Net income			$1,301	$228
Provision for income taxes			477	8
Income before income taxes			1,778	236

Add:	Non-vehicle related depreciation and amortization (b)		113	135
Interest expense related to corporate debt, net:
Interest expense			117	120
Early extinguishment of debt			—	129
Restructuring and other related charges			14	42
Unprecedented personal-injury and other legal matters, net (c)			1	(11)
Transaction-related costs, net			1	2
COVID-19 charges (d)			(9)	18
Adjusted EBITDA			$2,015	$671
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)For the six months ended June 30, 2022, includes operating expenses related to cloud computing costs of $4 million. For the six months ended June 30, 2021, includes operating expenses and selling, general and administrative expenses related to cloud computing costs of $3 million and $2 million, respectively.
(c)Reported within operating expenses in our consolidated condensed results of operations.
(d)The following table presents the unusual, direct and incremental costs due to the COVID-19 pandemic:

	2022	2021
Minimum annual guaranteed rent in excess of concession fees, net	$(9)	$16
Vehicles damaged in overflow parking lots, net of insurance proceeds	—	(4)
Other charges	—	6
Operating expenses	(9)	17
Selling, general and administrative expenses	—	1
COVID-19 charges, net	$(9)	$18

Americas

	Six Months Ended June 30,
	2022	2021	% Change
Revenues	$4,567	$3,054	50%
Adjusted EBITDA	1,851	742	149%

Revenues increased 50% during the six months ended June 30, 2022 compared to the similar period in 2021, primarily due to a 38% increase in volume and an 8% increase in revenue per day.

Operating expenses decreased to 43.0% of revenue during the six months ended June 30, 2022 compared to 46.9% during the similar period in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 3.4% of revenue during the six months ended June 30, 2022 compared to 14.5% during the similar period in 2021, primarily due to increased revenues and a 75% decrease in per-unit fleet costs, driven by the continued favorable trend in the used-vehicle market. Selling, general and administrative costs decreased to 9.7% of revenue during the six months ended June 30, 2022 compared to 10.2% during the similar period in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle interest costs decreased to 3.3% of revenue during the six months ended June 30, 2022 compared to 4.1% during the similar period in 2021, primarily due to increased revenues.

Adjusted EBITDA was $1.1 billion higher during the six months ended June 30, 2022 compared to the similar period in 2021, primarily due to increased revenues, lower per-unit fleet costs and cost discipline as volume returned.

International

	Six Months Ended June 30,
	2022	2021	% Change
Revenues	$1,109	$689	61%
Adjusted EBITDA	206	(42)	590%
Revenues increased 61% during the six months ended June 30, 2022, compared to the similar period in 2021, primarily due to a 37% increase in revenue per day, excluding exchange rate effects and a 30% increase in volume, partially offset by a $110 million negative impact from currency exchange rate movements.

Operating expenses decreased to 47.1% of revenue during the six months ended June 30, 2022 compared to 62.7% during the similar period in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 17.2% of revenue during the six months ended June 30, 2022 compared to 21.6% during the similar period in 2021, primarily due to increased revenues partially offset by a 10% increase in per-unit fleet costs, excluding exchange rate effects. Selling, general and administrative costs decreased to 15.2% of revenue during the six months ended June 30, 2022 compared to 19.1% during the similar period in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle interest costs decreased to 2.0% of revenue during the six months ended June 30, 2022 compared to 3.8% during the similar period in 2021, primarily due to increased revenues.

Adjusted EBITDA was $248 million higher during the six months ended June 30, 2022 compared to the similar period in 2021, primarily due to increased revenues and cost discipline as volume returned, offset by higher per-unit fleet costs and a $23 million negative impact from currency exchange rate movements.

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

FINANCIAL CONDITION

	June 30, 2022	December 31, 2021	Change
Total assets exclusive of assets under vehicle programs	$8,445	$8,581	$(136)
Total liabilities exclusive of liabilities under vehicle programs	9,800	8,933	867
Assets under vehicle programs	17,650	14,019	3,631
Liabilities under vehicle programs	16,944	13,876	3,068
Stockholders’ equity	(649)	(209)	(440)

The increase in liabilities exclusive of liabilities under vehicle programs is principally related to the increase in corporate indebtedness from the issuance of Floating Rate Term Loan due March 2029. See “Liquidity and Capital Resources” and Note 10 to our Consolidated Condensed Financial Statements.

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

In March 2022, we entered into a $750 million Floating Rate Term Loan due March 2029, at a price of 97% of the aggregate principal amount, with interest paid monthly, which is part of our senior credit facilities. The Floating Rate Term Loan due March 2029 bears interest at one-month SOFR plus 350 basis points for an aggregate rate of 5.13%.

During second quarter 2022, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued an aggregate of approximately $870 million of asset-backed notes. We used the proceeds from these borrowings to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. Borrowings under the Avis Budget Rental Car Funding program primarily represent fixed rate notes. Our Avis Budget Rental Car Funding (AESOP) LLC subsidiary also entered into $800 million of variable funding asset-backed notes and as of June 30, 2022, no funds were drawn on these notes.

Our Board of Directors has authorized the repurchase of up to $7.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in May 2022. Our stock repurchases may occur through open market purchases, privately negotiated transactions or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restricted payment capacity under our debt instruments and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date. During the six months ended June 30, 2022, we repurchased approximately 7.9 million shares of common stock at a cost of approximately $1.7 billion under the program. As of June 30, 2022, approximately $2.25 billion of authorization remained available to repurchase common stock under the program.

CASH FLOWS

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2022	2021	Change
Cash provided by (used in):
Operating activities	$2,371	$1,255	$1,116
Investing activities	(3,870)	(4,035)	165
Financing activities	1,582	3,430	(1,848)
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(25)	(4)	(21)
Net increase in cash and cash equivalents, program and restricted cash	58	646	(588)
Cash and cash equivalents, program and restricted cash, beginning of period	626	765	(139)
Cash and cash equivalents, program and restricted cash, end of period	$684	$1,411	$(727)

The increase in cash provided by operating activities during the six months ended June 30, 2022 compared with the same period in 2021 is primarily due to the increase in our net income.

The decrease in cash used in investing activities during the six months ended June 30, 2022 compared with the same period in 2021 is primarily due to the increase in proceeds received on vehicle sales.
The decrease in cash provided by financing activities during the six months ended June 30, 2022 compared with the same period in 2021 is primarily due to the increase in repurchases of common stock and payments on vehicle borrowings, offset by a decrease in net payments on corporate borrowings.

DEBT AND FINANCING ARRANGEMENTS

At June 30, 2022, we had approximately $19 billion of indebtedness, including corporate indebtedness of approximately $5 billion and debt under vehicle programs of approximately $14 billion. For information regarding our debt and borrowing arrangements, see Notes 1, 10 and 11 to our Consolidated Condensed Financial Statements.

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

As of June 30, 2022, we had $579 million of available cash and cash equivalents and access to available borrowings under our revolving credit facility of approximately $271 million, providing us with approximately $850 million of total liquidity.

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the consolidated first lien leverage ratio requirement and other covenants associated with our senior credit facilities and other borrowings. As of June 30, 2022, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2021 Form 10-K, as well as the “Risk Factors” section in this quarterly report.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2021 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $2.1 billion from December 31, 2021, to approximately $3.8 billion as of June 30, 2022 due to seasonality. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 10 and 11 to our Consolidated Condensed Financial Statements.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used June 30, 2022 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended June 30, 2022. For additional information regarding our long-term borrowings and financial instruments, see Notes 10, 11 and 16 to our Consolidated Condensed Financial Statements.

Item 4.    Controls and Procedures

(a)Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

(b)Changes in Internal Control Over Financial Reporting. During the fiscal quarter to which this report relates, there has been no change in our internal control over financial reporting (as such term is defined in Rules

13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding our legal proceedings, see Note 12 – Commitments and Contingencies to our Consolidated Condensed Financial Statements and refer to our 2021 Form 10-K.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (in millions) (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($ in millions)
April 2022	1.46	$269.43	1.46	$259
May 2022	—	—	—	$2,259
June 2022	0.06	147.31	0.06	$2,250
	1.52	$264.66	1.52	$2,250
___________
(a)    Excludes shares which were withheld by the Company to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock unit awards.

Our Board of Directors has authorized the repurchase of up to $7.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in May 2022. Under our stock repurchase program, we repurchase shares from time to time in open market transactions, and may also repurchase shares in accelerated share repurchases, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and amount of repurchase transactions will be determined by our management based on our evaluation of market conditions, our share price, legal requirements, restricted payment capacity under our debt instruments and other factors. The stock repurchase program may be suspended, modified or discontinued at any time without prior notice.

Item 6.    Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date:	August 2, 2022	/s/ Cathleen DeGenova
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
10.1
Series 2022-1 Supplement, dated as of April 14, 2022, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2022-1 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2022).

10.2
Fifth Amended and Restated Series 2010-6 Supplement, dated as of April 14, 2022, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2010-6 Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 19, 2022).

10.3
Third Amended and Restated Series 2015-3 Supplement, dated as of April 14, 2022, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2015-3 Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 19, 2022).

10.4
Separation Agreement, dated April 19, 2022, between Veresh Sita and Avis Budget Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 22, 2022).

10.5
Series 2022-2 Supplement, dated as of June 7, 2022, between Avis Budget Rental Car Funding (AESOP) LLC, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2022-2 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 10, 2022).

10.6
Amended and Restated Series 2019-3 Supplement, dated as of May 26, 2022, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2019-3 Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 10, 2022).

10.7
Amended and Restated Series 2017-2 Supplement, dated as of May 31, 2022, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2017-2 Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 10, 2022).

10.8
Amended and Restated Series 2018-1 Supplement, dated as of May 31, 2022, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2018-1 Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 10, 2022).

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