Form 10-Q
period 2022-09-30
AVIS BUDGET GROUP, INC.
filed 2022-11-01
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer’s common stock was 41,466,412 shares as of October 28, 2022.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any such forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, projected plans and objectives. These statements may be identified by the fact that they do not relate to historical or current facts and may use words such as “believes,” “expects,” “anticipates,” “will,” “should,” “could,” “may,” “would,” “intends,” “projects,” “estimates,” “plans,” and similar words, expressions or phrases. The following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the Coronavirus (“COVID-19”) pandemic, the continued restrictions that have been placed on travel in many countries and the resulting adverse impact on the global economy, the potential effects on the global economy and markets as a result of the ongoing military conflict between Russia and Ukraine, and the risk of a recession in the United States or in any of the other regions in which we operate. These factors include, but are not limited to:

•COVID-19 and its resulting impact on the global economy, which has had, and is expected to continue to have, a significant impact on our operations, including unprecedented volatility in demand levels, as well as its current, and uncertain future, impact including, but not limited to, its effect on the ability or desire of people to travel, including due to travel restrictions, and other restrictions and orders, which may continue to impact our results, operations, outlooks, plans, goals, growth, cash flows, liquidity, and stock price;

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

•risks associated with litigation or governmental or regulatory inquiries, or any failure or inability to comply with laws, regulations or contractual obligations or any changes in laws, regulations or contractual obligations, including with respect to personally identifiable information and consumer privacy, labor and employment, and tax;

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

•risks related to our indebtedness, including our substantial outstanding debt obligations, interest rate increases, downgrades by rating agencies and our ability to incur substantially more debt;

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$3,547	$3,001	$9,223	$6,744

Expenses
Operating	1,464	1,225	3,960	3,089
Vehicle depreciation and lease charges, net	134	277	479	869
Selling, general and administrative	384	361	1,026	837
Vehicle interest, net	107	80	281	232
Non-vehicle related depreciation and amortization	59	69	168	199
Interest expense related to corporate debt, net:
Interest expense	64	47	181	167
Early extinguishment of debt	—	7	—	136
Restructuring and other related charges	2	5	16	47
Transaction-related costs, net	—	1	1	3
Other (income) expense, net	(9)	—	(9)	—
Total expenses	2,205	2,072	6,103	5,579

Income before income taxes	1,342	929	3,120	1,165
Provision for income taxes	311	255	788	263
Net income	1,031	674	2,332	902
Less: net loss attributable to non-controlling interests	(3)	(1)	(9)	(1)
Net income attributable to Avis Budget Group, Inc.	$1,034	$675	$2,341	$903

Comprehensive income attributable to Avis Budget Group, Inc.	$979	$660	$2,289	$914

Earnings per share
Basic	$22.08	$10.58	$47.34	$13.31
Diluted	$21.67	$10.45	$46.32	$13.16
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$581	$534
Receivables, net	869	775
Other current assets	526	538
Total current assets	1,976	1,847

Property and equipment, net	506	537
Operating lease right-of-use assets	2,275	2,368
Deferred income taxes	1,316	1,615
Goodwill	1,031	1,108
Other intangibles, net	662	724
Other non-current assets	496	382
Total assets exclusive of assets under vehicle programs	8,262	8,581

Assets under vehicle programs:
Program cash	139	89
Vehicles, net	15,391	12,866
Receivables from vehicle manufacturers and other	478	222
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	927	842
	16,935	14,019
Total Assets	$25,197	$22,600

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other current liabilities	$2,719	$2,389
Short-term debt and current portion of long-term debt	27	19
Total current liabilities	2,746	2,408

Long-term debt	4,563	3,990
Long-term operating lease liabilities	1,822	1,910
Other non-current liabilities	553	625
Total liabilities exclusive of liabilities under vehicle programs	9,684	8,933

Liabilities under vehicle programs:
Debt	2,682	2,542
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	10,422	8,848
Deferred income taxes	2,636	2,242
Other	280	244
	16,020	13,876
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, respectively	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, respectively	1	1
Additional paid-in capital	6,676	6,676
Retained earnings (accumulated deficit)	2,156	(185)
Accumulated other comprehensive loss	(185)	(133)
Treasury stock, at cost— 94 and 81 shares, respectively	(9,157)	(6,579)
Stockholders’ equity attributable to Avis Budget Group, Inc.	(509)	(220)
Non-controlling interests	2	11
Total stockholders’ equity	(507)	(209)
Total Liabilities and Stockholders’ Equity	$25,197	$22,600

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$2,332	$902
Adjustments to reconcile net income to net cash provided by operating activities:
Vehicle depreciation	1,232	981
Amortization of right-of-use assets	637	562
(Gain) loss on sale of vehicles, net	(856)	(241)
Non-vehicle related depreciation and amortization	168	199
Stock-based compensation	19	25
Amortization of debt financing fees	25	25
Early extinguishment of debt costs	—	136
Net change in assets and liabilities:
Receivables	(194)	(175)
Income taxes and deferred income taxes	640	200
Accounts payable and other current liabilities	415	435
Operating lease liabilities	(639)	(558)
Other, net	83	57
Net cash provided by operating activities	3,862	2,548

Investing activities
Property and equipment additions	(120)	(57)
Proceeds received on asset sales	2	3
Net assets acquired (net of cash acquired)	(1)	(17)
Cash disposed upon deconsolidation of subsidiary	(55)	—
Other, net	22	(3)
Net cash used in investing activities exclusive of vehicle programs	(152)	(74)

Vehicle programs:
Investment in vehicles	(7,946)	(8,041)
Proceeds received on disposition of vehicles	4,608	3,310
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(351)	(260)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	265	134
	(3,424)	(4,857)
Net cash used in investing activities	(3,576)	(4,931)

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Financing activities
Proceeds from long-term borrowings	729	1,100
Payments on long-term borrowings	(17)	(1,350)
Net change in short-term borrowings	(1)	—
Repurchases of common stock	(2,574)	(997)
Debt financing fees	(7)	(21)
Contributions from non-controlling interests	40	38
Net cash used in financing activities exclusive of vehicle programs	(1,830)	(1,230)

Vehicle programs:
Proceeds from borrowings	13,075	11,612
Payments on borrowings	(11,360)	(7,790)
Debt financing fees	(23)	(14)
	1,692	3,808
Net cash (used in) provided by financing activities	(138)	2,578

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(53)	(15)

Net increase in cash and cash equivalents, program and restricted cash	95	180
Cash and cash equivalents, program and restricted cash, beginning of period	626	765
Cash and cash equivalents, program and restricted cash, end of period	$721	$945
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2022	137.1	$1	$6,643	$1,122	$(130)	(88.8)	$(8,290)	$(654)	$5	$(649)

Comprehensive income:
Net income	—	—	—	1,034	—	—	—	1,034	(3)	1,031
Other comprehensive loss	—	—	—	—	(55)	—	—	(55)	—	(55)
Total comprehensive income (loss)				1,034	(55)			979	(3)	976

Contributions from non-controlling interests	—	—	40	—	—	—	—	40	—	40
Net activity related to restricted stock units	—	—	(7)	—	—	—	1	(6)	—	(6)
Repurchases of common stock	—	—	—	—	—	(5.3)	(868)	(868)	—	(868)
Balance at September 30, 2022	137.1	$1	$6,676	$2,156	$(185)	(94.1)	$(9,157)	$(509)	$2	$(507)

Balance at June 30, 2021	137.1	$1	$6,646	$(1,242)	$(161)	(67.1)	$(5,152)	$92	$—	$92

Comprehensive income:
Net income	—	—	—	675	—	—	—	675	(1)	674
Other comprehensive loss	—	—	—	—	(15)	—	—	(15)	—	(15)
Total comprehensive income (loss)				675	(15)			660	(1)	659

Contributions from non-controlling interests	—	—	24	—	—	—	—	24	14	38
Net activity related to restricted stock units	—	—	3	—	—	—	4	7	—	7
Repurchases of common stock	—	—	—	—	—	(11.6)	(994)	(994)	—	(994)
Balance at September 30, 2021	137.1	$1	$6,673	$(567)	$(176)	(78.7)	$(6,142)	$(211)	$13	$(198)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	137.1	$1	$6,676	$(185)	$(133)	(81.2)	$(6,579)	$(220)	$11	$(209)

Comprehensive income:
Net income	—	—	—	2,341	—	—	—	2,341	(9)	2,332
Other comprehensive loss	—	—	—	—	(52)	—	—	(52)	—	(52)
Total comprehensive income (loss)				2,341	(52)			2,289	(9)	2,280

Contributions from non-controlling interests	—	—	40	—	—	—	—	40	—	40
Net activity related to restricted stock units	—	—	(40)	—	—	0.3	(2)	(42)	—	(42)
Repurchases of common stock	—	—	—	—	—	(13.2)	(2,576)	(2,576)	—	(2,576)
Balance at September 30, 2022	137.1	$1	$6,676	$2,156	$(185)	(94.1)	$(9,157)	$(509)	$2	$(507)

Balance at December 31, 2020	137.1	$1	$6,668	$(1,470)	$(187)	(67.3)	$(5,167)	$(155)	$—	$(155)

Comprehensive income:
Net income	—	—	—	903	—	—	—	903	(1)	902
Other comprehensive income	—	—	—	—	11	—	—	11	—	11
Total comprehensive income				903	11			914	(1)	913

Contributions from non-controlling interests	—	—	24	—	—	—	—	24	14	38
Net activity related to restricted stock units	—	—	(19)	—	—	0.3	29	10	—	10
Repurchases of common stock	—	—	—	—	—	(11.7)	(1,004)	(1,004)	—	(1,004)
Balance at September 30, 2021	137.1	$1	$6,673	$(567)	$(176)	(78.7)	$(6,142)	$(211)	$13	$(198)
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

The operating results of acquired businesses are included in the accompanying Consolidated Condensed Financial Statements from the dates of acquisition. Differences between the preliminary allocation of purchase price and the final allocation for our 2021 acquisitions of various licensees were not material. We consolidate joint venture activities when we have a controlling interest and record non-controlling interests within stockholders’ equity and the statement of comprehensive income equal to the percentage of ownership interest retained in such entities by the respective non-controlling party.

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

	As of September 30,
	2022	2021
Cash and cash equivalents	$581	$886
Program cash	139	55
Restricted cash (a)	1	4
Total cash and cash equivalents, program and restricted cash	$721	$945
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

Divestitures. In February 2022, we completed the sale of our operations in the United States Virgin Islands for $13 million, for the right to operate the Avis brand. During the nine months ended September 30, 2022, we recorded a gain of $2 million within restructuring and other related charges.

In March 2022, we completed the sale of our operations in the Netherlands for $15 million, subject to working capital adjustments, for the right to operate the Avis and Budget brands. During the nine months ended September 30, 2022, we recorded a loss of $7 million, net of impact of foreign currency adjustments, within restructuring and other related charges.

Variable Interest Entity (“VIE”). We review our investments to determine if they are VIEs. A VIE is an entity in which either (i) the equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. Entities that are determined to be VIEs are consolidated if we are the primary beneficiary of the entity. The primary beneficiary possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. We will reconsider our original assessment of a VIE upon the occurrence of certain events such as contributions and redemptions, either by us, or third parties, or amendments to an entity’s governing documents. On an ongoing basis, we reconsider whether we are deemed to be a VIE’s primary beneficiary. See Note 14 – Related Party Transactions for our VIE investment in our former subsidiary.

Investments. As of September 30, 2022 and December 31, 2021, we had equity method investments with a carrying value of $69 million and $72 million, respectively, which are recorded within other non-current assets. Earnings from our equity method investments are reported within operating expenses. For the three months ended September 30, 2022 and 2021, we recorded $7 million and $6 million related to our equity method investments, respectively. For the nine months ended September 30, 2022 and 2021, we recorded $10 million and $8 million related to our equity method investments, respectively. See Note 14 – Related Party Transactions for our equity method investment in our former subsidiary.

Revenues. Revenues are recognized under “Leases (Topic 842),” with the exception of royalty fee revenue derived from our licensees and revenue related to our customer loyalty program, which were approximately $51 million and $34 million during the three months ended September 30, 2022 and 2021, respectively, and $127 million and $93 million during the nine months ended September 30, 2022 and 2021, respectively.

The following table presents our revenues disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Americas	$2,703	$2,403	$7,270	$5,457
Europe, Middle East and Africa	678	527	1,527	1,011
Asia and Australasia	166	71	426	276
Total revenues	$3,547	$3,001	$9,223	$6,744

The following table presents our revenues disaggregated by brand:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Avis	$1,958	$1,588	$4,992	$3,509
Budget	1,371	1,198	3,637	2,707
Other	218	215	594	528
Total revenues	$3,547	$3,001	$9,223	$6,744
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

Reference Rate Reform

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848),” which amends ASU 2020-04 and clarifies the scope and guidance of Topic 848 to allow derivatives impacted by the reference rate reform to qualify for certain optional expedients and exceptions for contract modifications and hedge accounting. The guidance is optional and is effective for a limited period of time through December 31, 2022. As of September 30, 2022, this guidance had no impact on our Consolidated Condensed Financial Statements and we will continue to evaluate this guidance.

 2.    Leases
Lessor

The following table presents our lease revenues disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Americas	$2,682	$2,391	$7,216	$5,417
Europe, Middle East and Africa	654	508	1,468	968
Asia and Australasia	160	68	412	266
Total lease revenues	$3,496	$2,967	$9,096	$6,651

The following table presents our lease revenues disaggregated by brand:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Avis	$1,926	$1,573	$4,915	$3,464
Budget	1,356	1,185	3,598	2,676
Other	214	209	583	511
Total lease revenues	$3,496	$2,967	$9,096	$6,651
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

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Property leases (a)
Operating lease expense	$184	$146	$513	$419
Variable lease expense	169	152	423	318
Total property lease expense	$353	$298	$936	$737
__________
(a)    Primarily within operating expense and includes $(4) million for the three months ended September 30, 2021, and $(9) million and $12 million for the nine months ended September 30, 2022 and 2021, respectively, of minimum annual guaranteed rent in excess of concession fees, net, as defined in our rental concession agreements.

Supplemental balance sheet information related to leases is as follows:

	As of September 30, 2022	As of December 31, 2021
Property leases
Operating lease ROU assets	$2,275	$2,368

Short-term operating lease liabilities (a)	$488	$496
Long-term operating lease liabilities	1,822	1,910
Operating lease liabilities	$2,310	$2,406

Weighted average remaining lease term	8.5 years	8.8 years
Weighted average discount rate	4.04%	3.84%
_________
(a)    Included in Accounts payable and other current liabilities.

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2022	2021
Cash payments for lease liabilities within operating activities:
Property operating leases	$537	$445
Non-cash activities - increase (decrease) in ROU assets in exchange for lease liabilities:
Property operating leases	$508	$226

 3.    Restructuring and Other Related Charges

Restructuring

During second quarter 2022, we initiated a restructuring plan to focus on consolidating our global operations by designing new processes and implementing new systems (“Cost Optimization”). During the nine months ended September 30, 2022, we formally communicated the termination of employment to approximately 130 employees, as part of this process, and terminated approximately 120 of these employees. We expect further restructuring expenses of approximately $5 million related to this initiative.

During first quarter 2021, we initiated a global restructuring plan to focus on cost discipline by reviewing headcounts, facilities and contractor agreements. We are transforming our business as we prepare to exit the COVID-19 crisis by controlling fixed costs and matching variable costs to demand (“T21”). As of September 30, 2022, we terminated the employment of approximately 65 employees. We expect no further restructuring expenses to be incurred related to this initiative.

During first quarter 2020, we initiated a global restructuring plan to reduce operating costs, such as headcount and facilities, due to declining reservations and revenue resulting from COVID-19 outbreak (“2020 Optimization”). We expect no further restructuring expenses related to this initiative.

During third quarter 2019, we initiated a restructuring plan to exit our operations in Brazil by closing rental facilities, disposing of assets and terminating personnel (“Brazil”). We expect no further restructuring expenses related to this initiative.

The following tables summarize the changes to our restructuring-related liabilities and identifies the amounts recorded within our reporting segments for restructuring charges and corresponding payments and utilizations:

		Americas	International	Total
Balance as of January 1, 2022		$2	$8	$10
Restructuring expense:
Cost Optimization		2	4	6
T21		1	2	3
Brazil		1	—	1
Restructuring payment/utilization:
Cost Optimization		(2)	(3)	(5)
T21		(1)	(8)	(9)
2020 Optimization		—	(1)	(1)
Brazil		(1)	—	(1)
Balance as of September 30, 2022		$2	$2	$4

	Personnel	Facility Related	Other	Total
Balance as of January 1, 2022	$7	$2	$1	$10
Restructuring expense:
Cost Optimization	6	—	—	6
T21	3	—	—	3
Brazil	—	—	1	1
Restructuring payment/utilization:
Cost Optimization	(5)	—	—	(5)
T21	(9)	—	—	(9)
2020 Optimization	(1)	—	—	(1)
Brazil	—	—	(1)	(1)
Balance as of September 30, 2022	$1	$2	$1	$4

Other Related Charges

Officer Separation Costs

In April 2022, we announced the departure of Veresh Sita as Executive Vice President and Chief Digital and Innovation Officer effective May 13, 2022. In connection with Mr. Sita’s separation, we recorded other related charges of approximately $1 million, inclusive of accelerated stock-based compensation expense, for the nine months ended September 30, 2022.

 4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to Avis Budget Group, Inc. for basic and diluted EPS	$1,034	$675	$2,341	$903

Basic weighted average shares outstanding	46.8	63.7	49.5	67.8
Non-vested stock (a)	0.9	0.9	1.1	0.8
Diluted weighted average shares outstanding	47.7	64.6	50.6	68.6

Earnings per share:
Basic	$22.08	$10.58	$47.34	$13.31
Diluted	$21.67	$10.45	$46.32	$13.16
________
(a)    For the three and nine months ended September 30, 2022, 0.1 million non-vested stock awards, in each period, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. For the nine months ended September 30, 2021, 0.4 million non-vested stock awards have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

 5.    Other Current Assets

Other current assets consisted of:

	As of September 30, 2022	As of December 31, 2021
Prepaid expenses	$252	$205
Sales and use taxes	147	238
Other	127	95
Other current assets	$526	$538

 6.    Intangible Assets

Intangible assets consisted of:

	As of September 30, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$276	$204	$72	$298	$193	$105
Customer relationships	235	196	39	257	204	53
Other	44	34	10	51	36	15
Total	$555	$434	$121	$606	$433	$173
Unamortized Intangible Assets
Goodwill	$1,031			$1,108
Trademarks	$541			$551

For the three months ended September 30, 2022 and 2021, amortization expense related to amortizable intangible assets was approximately $9 million and $13 million, respectively. For the nine months ended September 30, 2022 and 2021, amortization expense related to amortizable intangible assets was approximately $35 million and $45 million, respectively. Based on our amortizable intangible assets at September 30, 2022, we expect amortization expense of approximately $9 million for the remainder of

2022, $24 million for 2023, $20 million for 2024, $14 million for 2025, $13 million for 2026 and $10 million for 2027, excluding effects of currency exchange rates.

 7.    Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs were as follows:

	As of	As of
	September 30,	December 31,
	2022	2021
Rental vehicles	$17,077	$14,612
Less: Accumulated depreciation	(2,087)	(1,911)
	14,990	12,701
Vehicles held for sale	365	165
Vehicles, net investment in lease (a)	36	—
Vehicles, net	$15,391	$12,866
________
(a)    See Note 14 – Related Party Transactions.

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense	$455	$386	$1,232	$981
Lease charges	38	43	103	129
(Gain) loss on sale of vehicles, net	(359)	(152)	(856)	(241)
Vehicle depreciation and lease charges, net	$134	$277	$479	$869

At September 30, 2022 and 2021, we had payables related to vehicle purchases included in liabilities under vehicle programs - other of $154 million and $167 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $225 million and $145 million, respectively.

 8.    Income Taxes

Our effective tax rate for the nine months ended September 30, 2022 and 2021 were provisions of 25.3% and 22.6%, respectively. Such rates differed from the Federal Statutory rate of 21.0% primarily due to foreign taxes on our International operations and state taxes.

 9.    Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	September 30,	December 31,
	2022	2021
Accounts payable	$501	$407
Short-term operating lease liabilities	488	496
Accrued advertising and marketing	300	218
Accrued sales and use taxes	286	313
Deferred lease revenues - current	248	185
Accrued payroll and related	206	193
Public liability and property damage insurance liabilities – current	163	159
Other	527	418
Accounts payable and other current liabilities	$2,719	$2,389

 10.    Long-term Corporate Debt and Borrowing Arrangements

Long-term corporate debt and borrowing arrangements consisted of:

		As of	As of
	Maturity Date	September 30,	December 31,
		2022	2021
4.125% euro-denominated Senior Notes	November 2024	$294	$341
4.500% euro-denominated Senior Notes	May 2025	245	284
4.750% euro-denominated Senior Notes	January 2026	343	398
5.750% Senior Notes	July 2027	731	728
4.750% Senior Notes	April 2028	500	500
5.375% Senior Notes	March 2029	600	600
Floating Rate Term Loan (a)	August 2027	1,179	1,187
Floating Rate Term Loan	March 2029	726	—
Other (b)		19	19
Deferred financing fees		(47)	(48)
Total		4,590	4,009
Less: Short-term debt and current portion of long-term debt		27	19
Long-term debt		$4,563	$3,990
__________
(a)The floating rate term loan is part of our senior revolving credit facility, which is secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property. As of September 30, 2022, the floating rate term loan due 2027 bears interest at one-month LIBOR plus 175 basis points, for an aggregate rate of 4.87%. We have entered into a swap to hedge $700 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 4.75%.
(b)Primarily includes finance leases which are secured by liens on the related assets.

In March 2022, we entered into a $750 million Floating Rate Term Loan due March 2029, at a price of 97% of the aggregate principal amount, with interest paid monthly, which is part of our senior credit facilities. The Floating Rate Term Loan due March 2029 bears interest at one-month Secured Overnight Financing Rate (“SOFR”) plus 350 basis points for an aggregate rate of 6.63%.

Committed Credit Facilities and Available Funding Arrangements

As of September 30, 2022, the committed corporate credit facilities available to us and/or our subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2026 (a)	$2,000	$—	$888	$1,112
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

Debt Covenants

The agreements governing our indebtedness contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries, the incurrence of additional indebtedness by us and certain of our subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. Our senior credit facility also contains a maximum leverage ratio requirement. As of September 30, 2022, we were in compliance with the financial covenants governing our indebtedness.

 11.    Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	September 30,	December 31,
	2022	2021
Americas - Debt due to Avis Budget Rental Car Funding	$10,470	$8,889
Americas - Debt borrowings	557	612
International - Debt borrowings	1,865	1,757
International - Finance leases	154	177
Other	111	3
Deferred financing fees (a)	(53)	(48)
Total	$13,104	$11,390
__________
(a)Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of September 30, 2022 and December 31, 2021 were $48 million and $41 million, respectively.

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

Debt Maturities

The following table provides the contractual maturities of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at September 30, 2022:

Debt under Vehicle Programs (a)
Within 1 year (b)	$2,192
Between 1 and 2 years (c)	5,302
Between 2 and 3 years	1,908
Between 3 and 4 years	1,994
Between 4 and 5 years	1,383
Thereafter	378
Total	$13,157
__________
(a)    Vehicle-backed debt primarily represents asset-backed securities.
(b)    Includes $1.0 billion of bank and bank-sponsored facilities.
(c)    Includes $3.7 billion of bank and bank-sponsored facilities.

Committed Credit Facilities and Available Funding Arrangements

As of September 30, 2022, available funding under our vehicle programs, including related party debt due to Avis Budget Rental Car Funding, consisted of:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding	$12,049	$10,470	$1,579
Americas - Debt borrowings	950	557	393
International - Debt borrowings	2,439	1,865	574
International - Finance leases	190	154	36
Other	111	111	—
Total	$15,739	$13,157	$2,582
__________
(a)    Capacity is subject to maintaining sufficient assets to collateralize debt. The total capacity for Americas - Debt due to Avis Budget Rental Car Funding includes increases from an amendment and renewal of our variable funding asset-backed notes during April 2022.
(b)    The outstanding debt is collateralized by vehicles and related assets of $12.7 billion for Americas - Debt due to Avis Budget Rental Car Funding; $0.9 billion for Americas - Debt borrowings; $2.6 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants

The agreements under our vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of September 30, 2022, we are not aware of any instances of non-compliance with any of the financial covenants contained in the debt agreements under our vehicle-backed funding programs.

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

In November 2011, Jose Mendez v. Avis Budget Group Inc., et al. was filed in U.S. District Court for the District of New Jersey. The plaintiff seeks to represent a purported nationwide class and two sub-classes of certain renters of vehicles from our Avis and Budget subsidiaries from April 2007 through December 2015. The plaintiff seeks damages in connection with claims relating to our electronic toll service, including that administrative fees and toll charges were not properly disclosed to customers and/or were excessive. Plaintiff’s motion for class certification was approved by the Court in November 2017. The parties have entered into a settlement agreement and the Court has entered an order preliminarily approving the settlement. We have been named as a defendant in other purported consumer class action lawsuits, including a class action filed against us in Florida seeking damages in connection with a breach of contract claim and two purported class action suits filed against us in New Jersey, one related to fines and fees charged to car renters by us for violations incurred during the course of their rental and another related to ancillary charges at our Payless subsidiary. In the Florida lawsuit, the Court has entered an order preliminarily approving a proposed settlement.

We are currently involved, and in the future may be involved, in claims and/or legal proceedings, including class actions, and governmental inquiries that are incidental to our vehicle rental and car sharing operations, including, among others, contract and licensee disputes, competition matters, employment and wage-and-hour claims, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable resolutions could occur. We estimate that the potential exposure resulting from adverse outcomes of current legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $35 million in excess of amounts accrued as of September 30, 2022. We do not believe that the impact should result in a material liability to us in relation to our consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

We maintain agreements with vehicle manufacturers under which we have agreed to purchase approximately $4.2 billion of vehicles from manufacturers over the next 12 months, a $1.7 billion decrease compared to December 31, 2021, financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations

Concentrations of credit risk as of September 30, 2022 include (i) risks related to our repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, primarily with respect to receivables for program cars that have been disposed but for which we have not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $26 million and $16 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

 13.    Stockholders' Equity

Share Repurchases

Our Board of Directors has authorized the repurchase of up to $7.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded most recently in May 2022 (the “Stock Repurchase Program”). During the nine months ended September 30, 2022, we repurchased approximately 13.2 million shares of common stock at a cost of approximately $2.6 billion under the program. As of September 30, 2022, approximately $1.4 billion of authorization remains available to repurchase common stock under the program.

Total Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income.

The components of other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$1,031	$674	$2,332	$902
Less: net loss attributable to non-controlling interests	(3)	(1)	(9)	(1)
Net income attributable to Avis Budget Group, Inc.	1,034	675	2,341	903
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $(16), $(6), $(33) and $(15), respectively)	(78)	(23)	(121)	(22)
Net unrealized gain (loss) on cash flow hedges (net of tax of $(8), $(2), $(23) and $(9), respectively)	22	6	65	27
Minimum pension liability adjustment (net of tax of $0, $(1), $0 and $(1), respectively)	1	2	4	6
	(55)	(15)	(52)	11
Comprehensive income attributable to Avis Budget Group, Inc.	$979	$660	$2,289	$914
__________
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments(a)	Net Unrealized Gains (Losses) on Cash Flow Hedges(b)	Minimum Pension Liability Adjustment(c)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2022	$16	$(19)	$(130)	$(133)
Other comprehensive income (loss) before reclassifications	(121)	57	1	(63)
Amounts reclassified from accumulated other comprehensive income	—	8	3	11
Net current-period other comprehensive income (loss)	(121)	65	4	(52)
Balance, September 30, 2022	$(105)	$46	$(126)	$(185)

Balance, January 1, 2021	$40	$(51)	$(176)	$(187)
Other comprehensive income (loss) before reclassifications	(33)	17	1	(15)
Amounts reclassified from accumulated other comprehensive income	11	10	5	26
Net current-period other comprehensive income (loss)	(22)	27	6	11
Balance, September 30, 2021	$18	$(24)	$(170)	$(176)
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include $174 million gain, net of tax, as of September 30, 2022 related to our hedge of our investment in euro-denominated foreign operations (see Note 16 – Financial Instruments).
(a)For the nine months ended September 30, 2021, the amount was reclassified from accumulated other comprehensive income (loss) into restructuring and other related charges.
(b)For the three months ended September 30, 2022 and 2021, the amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $1 million ($1 million, net of tax) and $4 million ($3 million, net of tax), respectively. For the three months ended September 30, 2021, the amounts reclassified from accumulated other comprehensive income (loss) into vehicle interest expense was $1 million ($1 million, net of tax). For the nine months ended September 30, 2022 and 2021, the amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense was $10 million ($8 million, net of tax) and $12 million ($9 million, net of tax), respectively. For the nine months ended September 30, 2021, the amounts reclassified from accumulated other comprehensive income (loss) into vehicle interest expense was $2 million ($1 million, net of tax).
(c)For the three months ended September 30, 2022 and 2021, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $1 million ($1 million, net of tax) and $2 million ($2 million, net of tax), respectively. For the nine months ended September 30, 2022 and 2021, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $4 million ($3 million, net of tax) and $7 million ($5 million, net of tax), respectively.

 14.    Related Party Transactions

In 2021, SRS Mobility Ventures, LLC acquired a 33 1/3% Class A Membership Interest in one of our subsidiaries at fair value of $37.5 million. SRS Mobility Ventures, LLC is an affiliate of our largest shareholder, SRS Investment Management, LLC.

On September 1, 2022, through the issuance of Class B Preferred Voting Membership Interests, SRS Mobility Ventures, LLC increased their ownership in this subsidiary to 51% at a fair value of $62 million. As a result, we deconsolidated our former subsidiary, Avis Mobility Ventures LLC (“AMV”), from our financial statements and now record our proportional share of the former subsidiary’s income or loss within other (income) expense, net in our Consolidated Condensed Statements of Comprehensive Income as we do not have the ability to direct the significant activities of the former subsidiary and are therefore no longer primary beneficiary of the VIE.

In accordance with ASC Topic 810-10-40, we must deconsolidate a subsidiary as of the date we cease to have a controlling interest in that subsidiary and recognize the gain or loss in net income at that time. The fair value of our retained investment was determined utilizing a discounted cash flow methodology based on various assumptions, including projections of future cash flows, which include forecast of future revenue and EBITDA. Upon deconsolidation, our former subsidiary had a net asset carrying amount of $49 million resulting in a gain of $10 million, which is reported within other (income) expense, net during the three and nine months ended September 30, 2022.

We provide vehicles and related fleet services to AMV, as well as certain administrative services to support their operations. During the three and nine months ended September 30, 2022, we recognized $2 million of income related to these services within other (income) expense, net. At September 30, 2022, we had receivables from AMV of $5 million and a net investment in vehicle finance leases of $36 million. The carrying amount of our equity investment was approximately $57 million at September 30, 2022 and is recorded within other non-current assets in our Consolidated Condensed Balance Sheet. For the three and nine months ended September 30, 2022, we recorded losses of $3 million within other (income) expense, net related to our equity investment.

 15.    Stock-Based Compensation

We recorded stock-based compensation expense of $7 million and $11 million ($5 million and $8 million, net of tax) during the three months ended September 30, 2022 and 2021, respectively, and $19 million and $25 million ($14 million and $19 million, net of tax) during the nine months ended September 30, 2022 and 2021, respectively.

In 2020, we granted market-based restricted stock units (“RSUs”) that vest based on absolute stock price attainment. The grant date fair value of this award is estimated using a Monte Carlo simulation model.

The weighted average assumptions used in the model are as follows:

Expected volatility of stock price	91%
Risk-free interest rate	0.18%
Valuation period	3 years
Dividend yield	—%

The activity related to RSUs consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2022	671	$39.39
Granted (a)	104	178.13
Vested (b)	(358)	36.76
Forfeited	(35)	57.90
Outstanding and expected to vest at September 30, 2022 (c)	382	$78.02	1.0	$57
Performance-based and market-based RSUs
Outstanding at January 1, 2022	886	$35.40
Granted (a)	99	193.48
Vested (b)	(254)	34.24
Forfeited	(37)	42.82
Outstanding at September 30, 2022	694	$57.89	1.1	$103
Outstanding and expected to vest at September 30, 2022 (c)	686	$56.30	1.1	$102
__________
(a)Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs and performance-based RSUs granted during the nine months ended September 30, 2021 was $63.12 and $62.27, respectively.
(b)The total fair value of RSUs vested during the nine months ended September 30, 2022 and 2021 was $22 million and $17 million, respectively.
(c)Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $44 million and will be recognized over a weighted average vesting period of 1.1 years.

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

Interest Rate Risk. We use various hedging strategies including interest rate swaps and interest rate caps to create what we deem an appropriate mix of fixed and floating rate assets and liabilities. We use interest rate swaps and interest rate caps to manage the risk related to our floating rate corporate debt and our floating rate vehicle-backed debt. We record the changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. We record the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, currently in earnings and are presented in the same line of the income statement expected for the hedged item. We estimate that approximately $9 million of gains currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.

Commodity Risk. We periodically enter into derivative commodity contracts to manage our exposure to changes in the price of gasoline. These instruments were designated as freestanding derivatives and the changes in fair value are recorded in earnings and are presented in the same line of the income statement expected for the hedged item.

We held derivative instruments with absolute notional values as follows:

As of September 30, 2022
Foreign exchange contracts	$1,470
Interest rate caps (a)	13,960
Interest rate swaps	1,450
__________
(a)Represents $9.9 billion of interest rate caps sold, partially offset by approximately $4.1 billion of interest rate caps purchased. These amounts exclude $6.2 billion of interest rate caps purchased by our Avis Budget Rental Car Funding subsidiary as it is not consolidated by us.

Estimated fair values (Level 2) of derivative instruments were as follows:

	As of September 30, 2022		As of December 31, 2021
	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	$62	$—	$2	$27

Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	38	12	7	10
Interest rate caps (c)	54	164	11	15
Total	$154	$176	$20	$52
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
(b)Included in other current assets or other current liabilities.
(c)Included in assets under vehicle programs or liabilities under vehicle programs.

The effects of derivatives recognized in our Consolidated Condensed Financial Statements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$22	$6	$65	$27
Euro-denominated notes (c)	46	19	104	42
Derivatives not designated as hedging instruments (d)
Foreign exchange contracts (e)	27	6	70	1
Interest rate caps (f)	2	(1)	1	(3)
Total	$97	$30	$240	$67
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
(e)For the three months ended September 30, 2022, included a $25 million gain in interest expense and a $2 million gain in operating expense and for the nine months ended September 30, 2022, included a $65 million gain in interest expense and a $5 million gain in operating expense. For the three months ended September 30, 2021, included a $7 million gain in interest expense and a $1 million loss in operating expense and for the nine months ended September 30, 2021, included a $2 million gain in interest expense and a $1 million loss in operating expense.
(f)Included primarily in vehicle interest, net.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments were as follows:

	As of September 30, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$27	$26	$19	$18
Long-term debt	4,563	4,224	3,990	4,153

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$10,422	$9,948	$8,848	$9,009
Vehicle-backed debt	2,518	2,517	2,528	2,559
Interest rate swaps and interest rate caps (a)	164	164	14	14
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

Management evaluates the operating results of each of its reportable segments based upon revenues and “Adjusted EBITDA,” which we define as income (loss) from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net, charges for unprecedented personal-injury and other legal matters, net, which includes amounts recorded in excess of $5 million related to class action lawsuits, non-operational charges related to shareholder activist activity, which include third party advisory, legal and other professional service fees, COVID-19 charges, other (income) expense, net and income taxes. COVID-19 charges include unusual, direct and incremental costs due to the COVID-19 pandemic such as minimum annual guaranteed rent in excess of concession fees for the period, overflow parking for idle vehicles and related shuttling costs, incremental cleaning supplies to sanitize vehicles and facilities, and losses associated with vehicles damaged in overflow parking lots, net of insurance proceeds. We revised our definition of Adjusted EBITDA to exclude other (income) expense, net. We did not revise prior years’ Adjusted EBITDA because there were no other charges similar in nature. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

		Three Months Ended September 30,
		2022		2021
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$2,703	$1,185	$2,403	$952
	International	844	291	598	128
	Corporate and Other (a)	—	(16)	—	(23)
Total Company		$3,547	$1,460	$3,001	$1,057

Reconciliation of Adjusted EBITDA to income before income taxes:
			2022		2021
	Adjusted EBITDA		$1,460		$1,057
Less:	Non-vehicle related depreciation and amortization (b)		61		69
	Interest expense related to corporate debt, net:
	Interest expense		64		47
	Early extinguishment of debt		—		7
	Restructuring and other related charges		2		5
	Unprecedented personal-injury and other legal matters, net (c)		—		5
	Transaction-related costs, net		—		1
	COVID-19 charges (d)		—		(6)
	Other (income) expense, net (e)		(9)		—
	Income before income taxes		$1,342		$929
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)For the three months ended September 30, 2022, includes operating expenses in our Consolidated Condensed Statements of Comprehensive Income related to cloud computing costs of $2 million.
(c)Reported within operating expenses.
(d)The following table presents the unusual, direct and incremental costs due to the COVID-19 pandemic:

	2022	2021
Minimum annual guaranteed rent in excess of concession fees, net	$—	$(4)
Vehicles damaged in overflow parking lots, net of insurance proceeds	—	(3)
Other charges	—	1
Operating expenses	$—	$(6)
COVID-19 charges, net	$—	$(6)
(e)Primarily relates to a gain upon deconsolidation of a former subsidiary.

		Nine Months Ended September 30,
		2022		2021
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$7,270	$3,036	$5,457	$1,694
	International	1,953	497	1,287	86
	Corporate and Other (a)	—	(58)	—	(52)
Total Company		$9,223	$3,475	$6,744	$1,728

Reconciliation of Adjusted EBITDA to income before income taxes:
			2022		2021
	Adjusted EBITDA		$3,475		$1,728
Less:	Non-vehicle related depreciation and amortization (b)		174		204
	Interest expense related to corporate debt, net:
	Interest expense		181		167
	Early extinguishment of debt		—		136
	Restructuring and other related charges		16		47
	Unprecedented personal-injury and other legal matters, net (c)		1		(6)
	Transaction-related costs, net		1		3
	COVID-19 charges (d)		(9)		12
	Other (income) expense, net (e)		(9)		—
	Income before income taxes		$3,120		$1,165
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)For the nine months ended September 30, 2022 and 2021, includes operating expenses in our Consolidated Condensed Statements of Operations related to cloud computing costs of $6 million and $5 million, respectively.
(c)Reported within operating expenses.
(d)The following table presents the unusual, direct and incremental costs due to the COVID-19 pandemic:

	2022	2021
Minimum annual guaranteed rent in excess of concession fees, net	$(9)	$12
Vehicles damaged in overflow parking lots, net of insurance proceeds	—	(7)
Other charges	—	7
Operating expenses	(9)	11
Selling, general and administrative expenses	—	1
COVID-19 charges, net	$(9)	$12
(e)Primarily relates to a gain upon deconsolidation of a former subsidiary.

Since December 31, 2021, there have been no significant changes in segment assets exclusive of assets under vehicle programs. As of September 30, 2022 and December 31, 2021, Americas’ segment assets under vehicle programs were approximately $13.8 billion and $11.4 billion, respectively. The change in assets under vehicle programs is primarily due to the increase in the size of our vehicle rental fleet to meet the increase in rental demand.

 18.    Subsequent Event

In October 2022, we repurchased approximately 1.5 million shares of our common stock at a cost of approximately $259 million under our Stock Repurchase Program.

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

OVERVIEW
Our Company

We operate three of the most globally recognized brands in mobility solutions, Avis, Budget and Zipcar, together with several other brands well recognized in their respective markets. We are a leading vehicle rental operator in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet of approximately 707,000 vehicles in third quarter 2022. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

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

Business and Trends

Over the past year, we have seen a number of encouraging developments, such as increased global travel demand, which generated an increase in demand for rental vehicles, and improved pricing across the industry. Our strategy continues to focus on cost optimization, core revenue growth and capital investments aimed at allowing us to maximize our infrastructure to capitalize on what we believe will be continued strong travel demand through the remainder of 2022. During the quarter ended September 30, 2022, we generated revenues of $3.5 billion, net income of $1.0 billion and Adjusted EBITDA of $1.5 billion. These results were driven by increased demand for rental vehicles, improved pricing across the industry, disciplined cost management and continued fleet management.

The full extent of the ongoing impact of the COVID-19 pandemic on our long-term operational and financial performance will depend on future developments, including those outside of our control, such as the spread of new variants of the virus and the implementation of new or continued travel restrictions, and the overall economic environment. This could cause prolonged impacts on the economy, our industry and on us, including with respect to staffing, inflation and interest expense, among other impacts. We will continue to monitor these and other factors and take necessary action by leveraging our technology and evaluating cost mitigation actions, among other actions. Significant events affecting travel have historically had an impact on vehicle rental volumes, with the full extent of the impact generally determined by the length of time the event influences travel decisions. As a consequence, we cannot estimate the impact on our business or financial condition, or forecast financial or operational results with reasonable certainty.

Supply chain issues, including the global semiconductor shortage, are impacting fleet supply, resulting in tighter fleets throughout the industry and causing us to hold cars longer compared to periods prior to the COVID-19 pandemic. While the impacts of the COVID-19 pandemic across the economy have been unprecedented in their scope, we have historically navigated through significant vehicle recalls and worked with our vehicle manufacturers, and believe we have the logistics in place to effectively manage our fleet during this disruption in supply. We continue to purchase vehicles and believe we can increase our fleet utilization efficiency to capture increased demand.

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

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenues and “Adjusted EBITDA,” which we define as income from continuing operations before non-vehicle related depreciation and amortization, any impairment charges, restructuring and other related charges, early extinguishment of debt costs, non-vehicle related interest, transaction-related costs, net, charges for unprecedented personal-injury and other legal matters, net, which includes amounts recorded in excess of $5 million related to class action lawsuits, non-operational charges related to shareholder activist activity, which include third party advisory, legal and other professional fees, COVID-19 charges, net, other (income) expense, net and income taxes. Net charges for unprecedented personal-injury and other legal matters are recorded within operating expenses in our consolidated results of operations. Non-operational charges related to shareholder activist activity include third party advisory, legal and other professional service fees and are recorded within selling, general and administrative expenses in our consolidated results of operations. COVID-19 charges include unusual, direct and incremental costs due to the COVID-19 pandemic, such as minimum annual guaranteed rent in excess of concession fees for the period, overflow parking for idle vehicles and related shuttling costs, incremental cleaning supplies to sanitize vehicles and facilities and other charges, and losses associated with vehicles damaged in overflow parking lots, net of insurance proceeds, and are primarily recorded within operating expenses in our consolidated results of operations. We revised our definition of Adjusted EBITDA to exclude other (income) expense, net. We did not revise prior years’ Adjusted EBITDA because there were no other charges similar in nature. We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our operating businesses and in comparing our results from period to period. We also believe that Adjusted EBITDA is useful to investors because it allows them to assess our results of operations and financial condition on the same basis that management uses internally. Adjusted EBITDA is a non-GAAP measure and should not be considered in isolation or as a substitute for net income or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

During the nine months ended September 30, 2022:

•Our revenues totaled $9.2 billion, an increase of 37% compared to the similar period in 2021, primarily due to increased demand for rental vehicles and a significant increase in pricing. The significant increase in revenues was a direct result of the global effort to combat the incidence and spread of the COVID-19 virus, which led to a significant increase in global travel demand, suggesting a steady return to historic travel levels.
•Our net income was $2.3 billion, representing a significant increase of $1.4 billion year-over-year, primarily due to significantly higher revenues, as described above, in addition to disciplined cost management.
•Our Adjusted EBITDA was $3.5 billion, representing a significant increase of $1.7 billion year-over-year, primarily due to significantly higher revenues and disciplined cost management.
•We repurchased approximately $2.6 billion of our common stock, reducing our shares outstanding by approximately 13.2 million shares.

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Our consolidated condensed results of operations comprised of the following:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenues	$3,547	$3,001	$546	18%

Expenses
Operating	1,464	1,225	239	20%
Vehicle depreciation and lease charges, net	134	277	(143)	(52%)
Selling, general and administrative	384	361	23	6%
Vehicle interest, net	107	80	27	34%
Non-vehicle related depreciation and amortization	59	69	(10)	(14%)
Interest expense related to corporate debt, net:
Interest expense	64	47	17	36%
Early extinguishment of debt	—	7	(7)	n/m
Restructuring and other related charges	2	5	(3)	(60%)
Transaction-related costs, net	—	1	(1)	n/m
Other (income) expense, net	(9)	—	(9)	n/m
Total expenses	2,205	2,072	133	6%

Income before income taxes	1,342	929	413	44%
Provision for income taxes	311	255	56	22%
Net income	1,031	674	357	53%
Less: net loss attributable to non-controlling interests	(3)	(1)	(2)	n/m
Net income attributable to Avis Budget Group, Inc.	$1,034	$675	$359	53%
___________
n/m - Not Meaningful

Revenues increased $546 million, or 18%, during the three months ended September 30, 2022 compared to the similar period in 2021, primarily due to a 17% increase in volume as the mobility industry recovers from the pandemic and a 4% increase in revenue per day, excluding exchange rate effects, partially offset by a $133 million negative impact from currency exchange rate movements. Total expenses increased 6% during the three months ended September 30, 2022, compared to the similar period in 2021, primarily due to increased demand, partially offset by cost discipline as volume returned. Our effective tax rates were a provision of 23.2% and 27.4% for the three months ended September 30, 2022 and 2021, respectively. As a result of these items, our net income increased by $357 million compared to the similar period in 2021. For the three months ended September 30, 2022 and 2021, we reported earnings per diluted share of $21.67 and $10.45, respectively.

Operating expenses increased to 41.3% of revenue during the three months ended September 30, 2022 compared to 40.9% during the similar period in 2021, primarily due to increased demand, partially offset by cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 3.8% of revenue during the three months ended September 30, 2022 compared to 9.2% during the similar period in 2021, primarily due to increased revenues and a 53% lower per unit fleet cost, excluding exchange rate effects, driven by the continued favorable trend in the used-vehicle market. Selling, general and administrative costs decreased to 10.8% of revenue during the three months ended September 30, 2022 compared to 12.0% during the similar period in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle interest costs were 3.0% of revenue during the three months ended September 30, 2022, which is consistent with 2.7% during the similar period in 2021.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,
	2022		2021
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$2,703	$1,185	$2,403	$952
International	844	291	598	128
Corporate and Other (a)	—	(16)	—	(23)
Total Company	$3,547	$1,460	$3,001	$1,057

	Reconciliation to Adjusted EBITDA
			2022	2021
Net income			$1,031	$674
Provision for income taxes			311	255
Income before income taxes			1,342	929

Add:	Non-vehicle related depreciation and amortization (b)		61	69
Interest expense related to corporate debt, net:
Interest expense			64	47
Early extinguishment of debt			—	7
Restructuring and other related charges			2	5
Unprecedented personal-injury and other legal matters, net (c)			—	5
Transaction-related costs, net			—	1
COVID-19 charges (d)			—	(6)
Other (income) expense, net (e)			(9)	—
Adjusted EBITDA			$1,460	$1,057
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)For the three months ended September 30, 2022, includes operating expenses related to cloud computing costs of $2 million.
(c)Reported within operating expenses in our consolidated condensed results of operations.
(d)The following table presents the unusual, direct and incremental costs due to the COVID-19 pandemic:

	2022	2021
Minimum annual guaranteed rent in excess of concession fees, net	$—	$(4)
Vehicles damaged in overflow parking lots, net of insurance proceeds	—	(3)
Other charges	—	1
Operating expenses	—	(6)
COVID-19 charges, net	$—	$(6)
(e)Primarily relates to a gain upon deconsolidation of a former subsidiary.

Americas

	Three Months Ended September 30,
	2022	2021	% Change
Revenues	$2,703	$2,403	12%
Adjusted EBITDA	1,185	952	24%

Revenues increased 12% during the three months ended September 30, 2022 compared to the similar period in 2021, primarily due to a 16% increase in volume, partially offset by a 3% decrease in revenue per day.

Operating expenses increased to 42.7% of revenue during the three months ended September 30, 2022 compared to 39.7% during the similar period in 2021, primarily due to increased demand, partially offset by cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 0.5% of revenue during the three months ended September 30, 2022 compared to 7.8% during the similar period in 2021, primarily due to increased revenues and a 93% decrease in per-unit fleet costs, excluding exchange rate effects, driven by the continued favorable trend in the used-vehicle market. Selling, general and administrative costs decreased to 9.5% of revenue during the three months ended September 30, 2022 compared to 10.3% during the similar period in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle interest costs increased to 3.5% of revenue during the three months ended September 30, 2022 compared to 2.7% during the similar period in 2021, primarily due to higher interest rates.

Adjusted EBITDA was $233 million higher during the three months ended September 30, 2022 compared to the similar period in 2021, primarily due to increased revenues, lower per-unit fleet costs and cost discipline as volume returned.

International

	Three Months Ended September 30,
	2022	2021	% Change
Revenues	$844	$598	41%
Adjusted EBITDA	291	128	127%
Revenues increased 41% during the three months ended September 30, 2022, compared to the similar period in 2021, primarily due to 33% increase in revenue per day, excluding exchange rate effects and a 22% increase in volume, partially offset by an $127 million negative impact from currency exchange rate movements.

Operating expenses decreased to 36.4% of revenue during the three months ended September 30, 2022 compared to 44.7% during the similar period in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 14.2% of revenue during the three months ended September 30, 2022 compared to 15.1% during the similar period in 2021, primarily due to increased revenues and improved utilization, partially offset by a 28% increase in per-unit fleet costs, excluding exchange rate effects. Selling, general and administrative costs decreased to 13.2% of revenue during the three months ended September 30, 2022 compared to 15.9% during the similar period in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle interest costs decreased to 1.6% of revenue during the three months ended September 30, 2022 compared to 2.4% during the similar period in 2021, primarily due to increased revenues.

Adjusted EBITDA was $163 million higher in third quarter 2022 compared to the similar period in 2021, primarily due to increased revenues and cost discipline as volume returned, partially offset by an increase in per-unit fleet costs and a $39 million negative impact from currency exchange rate movements.

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021
Our consolidated condensed results of operations comprised the following:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenues	$9,223	$6,744	$2,479	37%

Expenses
Operating	3,960	3,089	871	28%
Vehicle depreciation and lease charges, net	479	869	(390)	(45%)
Selling, general and administrative	1,026	837	189	23%
Vehicle interest, net	281	232	49	21%
Non-vehicle related depreciation and amortization	168	199	(31)	(16%)
Interest expense related to corporate debt, net:
Interest expense	181	167	14	8%
Early extinguishment of debt	—	136	(136)	n/m
Restructuring and other related charges	16	47	(31)	(66%)
Transaction-related costs, net	1	3	(2)	(67%)
Other (income) expense, net	(9)	—	(9)	n/m

Total expenses	6,103	5,579	524	9%

Income before income taxes	3,120	1,165	1,955	n/m
Provision for income taxes	788	263	525	n/m
Net income	2,332	902	1,430	n/m
Less: net loss attributable to non-controlling interests	(9)	(1)	(8)	n/m
Net income attributable to Avis Budget Group, Inc.	$2,341	$903	$1,438	n/m
___________
n/m - Not Meaningful

Revenues increased $2.5 billion, or 37%, during the nine months ended September 30, 2022 compared to the similar period in 2021, primarily due to a 28% increase in volume as the mobility industry recovers from the pandemic and a 9% increase in revenue per day, excluding exchange rate effects, partially offset by a $248 million negative impact from currency exchange rate movements. Total expenses increased 9% during the nine months ended September 30, 2022, compared to the similar period in 2021, primarily due to increased demand, partially offset by cost discipline as volume returned. Our effective tax rates were a provision of 25.3% and 22.6% for the nine months ended September 30, 2022 and 2021, respectively. As a result of these items, our net income increased by $1.4 billion compared to the similar period in 2021. For the nine months ended September 30, 2022 and 2021, we reported earnings per diluted share of $46.32 and $13.16, respectively.

Operating expenses decreased to 42.9% of revenue during the nine months ended September 30, 2022 compared to 45.8% during the similar period in 2021, primarily due to the increased revenues and cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 5.2% of revenue during the nine months ended September 30, 2022 compared to 12.9% during the similar period in 2021, primarily due to increased revenues and a 54% lower per unit fleet cost, excluding exchange rate effects, driven by the continued favorable trend in the used-vehicle market. Selling, general and administrative costs decreased to 11.1% of revenue during the nine months ended September 30, 2022 compared to 12.4% during the similar period in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle interest costs decreased to 3.0% of revenue during the nine months ended September 30, 2022 compared to 3.4% during the similar period in 2021, primarily due to increased revenues.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income to Adjusted EBITDA:

	Nine Months Ended September 30,
	2022		2021
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$7,270	$3,036	$5,457	$1,694
International	1,953	497	1,287	86
Corporate and Other (a)	—	(58)	—	(52)
Total Company	$9,223	$3,475	$6,744	$1,728

	Reconciliation to Adjusted EBITDA
			2022	2021
Net income			$2,332	$902
Provision for income taxes			788	263
Income before income taxes			3,120	1,165

Add:	Non-vehicle related depreciation and amortization (b)		174	204
Interest expense related to corporate debt, net:
Interest expense			181	167
Early extinguishment of debt			—	136
Restructuring and other related charges			16	47
Unprecedented personal-injury and other legal matters, net (c)			1	(6)
Transaction-related costs, net			1	3
COVID-19 charges (d)			(9)	12
Other (expense) income, net (e)			(9)	—
Adjusted EBITDA			$3,475	$1,728
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)For the nine months ended September 30, 2022 and 2021, includes operating expenses related to cloud computing costs of $6 million and $5 million, respectively.
(c)Reported within operating expenses in our consolidated condensed results of operations.
(d)The following table presents the unusual, direct and incremental costs due to the COVID-19 pandemic:

	2022	2021
Minimum annual guaranteed rent in excess of concession fees, net	$(9)	$12
Vehicles damaged in overflow parking lots, net of insurance proceeds	—	(7)
Other charges	—	7
Operating expenses	(9)	11
Selling, general and administrative expenses	—	1
COVID-19 charges, net	$(9)	$12
(e)Primarily relates to a gain upon deconsolidation of a former subsidiary.

Americas

	Nine Months Ended September 30,
	2022	2021	% Change
Revenues	$7,270	$5,457	33%
Adjusted EBITDA	3,036	1,694	79%

Revenues increased 33% during the nine months ended September 30, 2022 compared to the similar period in 2021, primarily due to a 29% increase in volume and an 3% increase in revenue per day.

Operating expenses decreased to 42.9% of revenue during the nine months ended September 30, 2022 compared to 43.7% during the similar period in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 2.3% of revenue during the nine months ended September 30, 2022 compared to 11.5% during the similar period in 2021, primarily due to increased revenues and a 79% decrease in per-unit fleet costs, driven by the continued favorable trend in the used-vehicle market. Selling, general and administrative costs decreased to 9.6% of revenue during the nine months ended September 30, 2022 compared to 10.3% during the similar period in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle interest costs were 3.4% of revenue during the nine months ended September 30, 2022, which is consistent with 3.5% during the similar period in 2021.

Adjusted EBITDA was $1.3 billion higher during the nine months ended September 30, 2022 compared to the similar period in 2021, primarily due to increased revenues, lower per-unit fleet costs and cost discipline as volume returned.

International

	Nine Months Ended September 30,
	2022	2021	% Change
Revenues	$1,953	$1,287	52%
Adjusted EBITDA	497	86	478%
Revenues increased 52% during the nine months ended September 30, 2022, compared to the similar period in 2021, primarily due to a 35% increase in revenue per day, excluding exchange rate effects and a 26% increase in volume, partially offset by a $237 million negative impact from currency exchange rate movements.

Operating expenses decreased to 42.5% of revenue during the nine months ended September 30, 2022 compared to 54.3% during the similar period in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 15.9% of revenue during the nine months ended September 30, 2022 compared to 18.6% during the similar period in 2021, primarily due to increased revenues and improved utilization, partially offset by a 17% increase in per-unit fleet costs, excluding exchange rate effects. Selling, general and administrative costs decreased to 14.4% of revenue during the nine months ended September 30, 2022 compared to 17.6% during the similar period in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle interest costs decreased to 1.9% of revenue during the nine months ended September 30, 2022 compared to 3.1% during the similar period in 2021, primarily due to increased revenues.

Adjusted EBITDA was $411 million higher during the nine months ended September 30, 2022 compared to the similar period in 2021, primarily due to increased revenues and cost discipline as volume returned, offset by higher per-unit fleet costs and a $63 million negative impact from currency exchange rate movements.

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

FINANCIAL CONDITION

	September 30, 2022	December 31, 2021	Change
Total assets exclusive of assets under vehicle programs	$8,262	$8,581	$(319)
Total liabilities exclusive of liabilities under vehicle programs	9,684	8,933	751
Assets under vehicle programs	16,935	14,019	2,916
Liabilities under vehicle programs	16,020	13,876	2,144
Stockholders’ equity	(507)	(209)	(298)

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

In March 2022, we entered into a $750 million Floating Rate Term Loan due March 2029, at a price of 97% of the aggregate principal amount, with interest paid monthly, which is part of our senior credit facilities. The Floating Rate Term Loan due March 2029 bears interest at one-month SOFR plus 350 basis points for an aggregate rate of 6.63%.

During second quarter 2022, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued an aggregate of approximately $870 million of asset-backed notes. We used the proceeds from these borrowings to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. Borrowings under the Avis Budget Rental Car Funding program primarily represent fixed rate notes. Our Avis Budget Rental Car Funding (AESOP) LLC subsidiary also entered into $800 million of variable funding asset-backed notes.

In July 2022, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued $763 million of asset-backed notes to investors. Following this issuance, amounts available under our $800 million variable funding asset-backed notes supplement entered into during June 2022 were reduced to zero.

Our Board of Directors has authorized the repurchase of up to $7.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in May 2022. Our stock repurchases may occur through open market purchases, privately negotiated transactions or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restricted payment capacity under our debt instruments and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date. During the nine months ended September 30, 2022, we repurchased approximately 13.2 million shares of common stock at a cost of approximately $2.6 billion under the program. As of September 30, 2022, approximately $1.4 billion of authorization remained available to repurchase common stock under the program.

CASH FLOWS

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2022	2021	Change
Cash provided by (used in):
Operating activities	$3,862	$2,548	$1,314
Investing activities	(3,576)	(4,931)	1,355
Financing activities	(138)	2,578	(2,716)
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(53)	(15)	(38)
Net increase in cash and cash equivalents, program and restricted cash	95	180	(85)
Cash and cash equivalents, program and restricted cash, beginning of period	626	765	(139)
Cash and cash equivalents, program and restricted cash, end of period	$721	$945	$(224)

The increase in cash provided by operating activities during the nine months ended September 30, 2022 compared with the same period in 2021 is primarily due to the increase in our net income.

The decrease in cash used in investing activities during the nine months ended September 30, 2022 compared with the same period in 2021 is primarily due to the increase in proceeds received on vehicle sales.
The decrease in cash provided by financing activities during the nine months ended September 30, 2022 compared with the same period in 2021 is primarily due to the increase in repurchases of common stock and payments on vehicle borrowings, offset by a decrease in net payments on corporate borrowings.

DEBT AND FINANCING ARRANGEMENTS

At September 30, 2022, we had approximately $17.7 billion of indebtedness, including corporate indebtedness of approximately $4.6 billion and debt under vehicle programs of approximately $13.1 billion. For information regarding our debt and borrowing arrangements, see Notes 1, 10 and 11 to our Consolidated Condensed Financial Statements.

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

As of September 30, 2022, we had $0.6 billion of available cash and cash equivalents and access to available borrowings under our revolving credit facility of approximately $1.1 billion, providing us with approximately $1.7 billion of total liquidity.

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the consolidated first lien leverage ratio requirement and other covenants associated with our senior credit facilities and other borrowings. As of September 30, 2022, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2021 Form 10-K, as well as the “Risk Factors” section in this quarterly report.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2021 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $1.7 billion from December 31, 2021, to approximately $4.2 billion as of September 30, 2022 due to seasonality. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 10 and 11 to our Consolidated Condensed Financial Statements.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used September 30, 2022 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended September 30, 2022. For additional information regarding our long-term borrowings and financial instruments, see Notes 10, 11 and 16 to our Consolidated Condensed Financial Statements.

Item 4.    Controls and Procedures

(a)Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

The world economy and markets are experiencing volatility and disruption from the ongoing military conflict between Russia and Ukraine, the length and impact of which are highly unpredictable. This conflict has led to, and could in the future lead to, significant increases in our costs, including gas and fleet costs, including as a result of sanctions or any embargos on oil sales imposed on or by the Russian government; could further impact fleet availability; and could impact demand for travel as a result of weakness in economic conditions, increased inflation or increases in the cost of gas. In addition, as a result of the conflict, governmental and non-governmental entities have issued alerts noting the potential for increased cyber-attacks. Such risks and disruptions could adversely impact our business, results of operations and financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (in millions) (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($ in millions)
July 2022	0.2	$148.29	0.2	$2,222
August 2022	3.3	171.27	3.3	$1,650
September 2022	1.8	147.63	1.8	$1,382
	5.3	$162.43	5.3	$1,382
___________
(a)    Excludes shares which were withheld by us to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock unit awards.

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

AVIS BUDGET GROUP, INC.

Date:	November 1, 2022	/s/ Cathleen DeGenova
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
10.1
Third Amendment, dated as of July 28, 2022, to the Sixth Amended and Restated Credit Agreement, dated as of July 9, 2021, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, as borrower, Avis Budget Group, Inc., the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.

10.2
Fourth Amendment, dated as of July 28, 2022, among AESOP Leasing L.P., as Borrower, PV Holding Corp., as a Permitted Nominee, Quartx Fleet Management, Inc., as a Permitted Nominee, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Second Amended and Restated Loan Agreement, dated as of June 3, 2004.

10.3
Fifth Amendment, dated as of July 28, 2022, among AESOP Leasing L.P., as Lessor and Avis Budget Car Rental, LLC, as Lessee and as the Administrator, to the Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004.

10.4
Fifth Amendment, dated as of July 28, 2022, among AESOP Leasing L.P., as Lessor, Avis Budget Car Rental, LLC, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, LLC, as Lessee, and Budget Rent A Car System, Inc., as Lessee, to the Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004.

10.5
Fourth Amendment, dated as of July 28, 2022, between AESOP Leasing L.P., as Borrower, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004.

10.6
Series 2022-3 Supplement, dated as of July 21, 2022, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2022-3 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 22, 2022).

10.7
Series 2022-4 Supplement, dated as of July 21, 2022, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2022-4 Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 22, 2022).

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