Form 10-K
period 2022-12-31
AVIS BUDGET GROUP, INC.
filed 2023-02-16
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,269,199,382 based on the closing price of its common stock on the Nasdaq Global Select Market.
As of February 10, 2023, the number of shares outstanding of the registrant’s common stock was 39,470,532.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be mailed to stockholders in connection with the registrant’s 2023 annual meeting of stockholders (the “Annual Proxy Statement”) are incorporated by reference into Part III hereof.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may be considered “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any such forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, projected plans and objectives. These statements may be identified by the fact that they do not relate to historical or current facts and may use words such as “believes,” “expects,” “anticipates,” “will,” “should,” “could,” “may,” “would,” “intends,” “projects,” “estimates,” “plans,” “forecasts,” “guidance,” and similar words, expressions or phrases. The following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements. These factors include, but are not limited to:

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

•levels of and volatility in travel demand, including the current and any future volatility in airline passenger traffic;

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

•our ability to continue to successfully implement or achieve our business plans and strategies, achieve and maintain cost savings and adapt our business to changes in mobility;

•political, economic or commercial instability in the countries in which we operate, and our ability to conform to multiple and conflicting laws or regulations in those countries;

•our ability to dispose of vehicles in the used-vehicle market on attractive terms;

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

•risks related to our indebtedness, including our substantial outstanding debt obligations, recent and future interest rate increases, which increase our financing costs, downgrades by rating agencies and our ability to incur substantially more debt;

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

•COVID-19 and its uncertain future impact on the global economy, including impacts on the ability or desire of people to travel, including due to travel restrictions, and other restrictions and orders, which may continue to impact our results, operations, outlooks, plans, goals, growth, cash flows, liquidity, and stock price; and

•other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services.

We operate in a continuously changing business environment and new risk factors emerge from time to time. New risk factors, factors beyond our control, or changes in the impact of identified risk factors may cause actual results to differ materially from those set forth in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility if future results are materially different from those forecasted or anticipated. Other factors and assumptions not identified above, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Part II, Item 7, in “Risk Factors” set forth in Part I, Item 1A and in other portions of this

Annual Report on Form 10-K, may contain forward-looking statements and involve uncertainties that could cause actual results to differ materially from those projected in any forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Except as expressly indicated or unless the context otherwise requires, the “Company,” “Avis Budget,” “we,” “our” or “us” means Avis Budget Group, Inc. and its subsidiaries. Unless the context requires otherwise, these references and references to our brands do not include the operations of our licensees, as further discussed below.

OVERVIEW
We are a leading global provider of mobility solutions through our three most recognized brands, Avis, Budget and Zipcar, as well as several other brands, well recognized in their respective markets. Our brands offer a range of options, from car and truck rental to car sharing. We license the use of the Avis, Budget, Zipcar and other brands’ trademarks to licensees in areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world. We generally maintain a leading share of airport car rental revenues in North America, Europe and Australasia, and we operate a leading car sharing network, and one of the leading commercial truck rental businesses in the United States. We believe the range of options from our diversified brands enjoy complementary demand patterns with mid-week commercial demand balanced by weekend leisure demand.

On average, our global rental fleet totaled approximately 655,000 vehicles in 2022. We completed more than 36 million vehicle rental transactions worldwide and generated total revenues of approximately $12 billion during 2022. Our brands and mobility solutions have an extended global reach with nearly 10,250 rental locations throughout the world, including approximately 3,900 locations operated by our licensees.

We categorize our operations into two reportable business segments:

•Americas - consisting primarily of (i) vehicle rental operations in North America, South America, Central America and the Caribbean, (ii) car sharing operations in certain of these markets, and (iii) licensees in certain areas in which we do not operate directly.

•International - consisting primarily of (i) vehicle rental operations in Europe, the Middle East, Africa, Asia and Australasia, (ii) car sharing operations in certain of these markets, and (iii) licensees in certain areas in which we do not operate directly.

Additional discussion of our reportable segments is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 21 – Segment Information to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

OUR STRATEGY

For 2023, we expect our strategy to continue to primarily focus on costs and customer experience to strengthen our Company, enable resilience and deliver stakeholder value. To execute our strategy, we expect to leverage marketing and technology, increase the electric vehicles in our fleet, and invest in related infrastructure. With respect to costs, we aim to achieve operational excellence and invest strategically to lower costs over the long term. For customer experience, we seek to enhance the customer journey by leveraging technology to, among other things, streamline reservations, modernize pick-up and exit, and digitize the on-rent experience to continue to offer value and convenience.

OUR BRANDS AND OPERATIONS

OUR BRANDS

Our Avis, Budget and Zipcar brands are three of the most recognized brands in our industry. We believe that each of our brands is positioned to be embraced by different target customers, and we see benefits and savings from our brands sharing some of the same facilities, systems, and administrative infrastructure. In addition, we are able to recognize benefits as a result of complementary demand patterns with commercial rentals occurring primarily on business days and leisure rentals occurring primarily on holidays and weekends. We also operate the Payless and Apex brands in the value segment of the car rental industry, augmenting our Avis, Budget and Zipcar brands. In addition, our Maggiore and Morini Rent brands in Italy, FranceCars brand in France and Turiscar brand in Portugal further extend our offerings.

The following graphs present the approximate composition of our revenues in 2022.
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

The table below presents the approximate number of Avis locations as of December 31, 2022.

	Avis Locations*
	Americas	International	Total
Company-operated locations	1,890	1,080	2,970
Licensee locations	430	1,720	2,150
Total Avis Locations	2,320	2,800	5,120
*     Certain locations support multiple brands.

In 2022, our Company-operated Avis locations generated total revenues of approximately $6.5 billion. The following graphs present the approximate composition of our Avis revenues in 2022.

We also license the Avis brand to independent commercial owners who operate approximately half of our locations worldwide and generally pay royalty fees to us based on a percentage of applicable revenues. In 2022, these royalty fees totaled approximately 1% of our Avis revenues.

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

•Avis Preferred, an award-winning frequent renter rewards program that offers counter-bypass at major airport locations. Avis QuickPass, a feature on the Avis mobile application, allows Avis Preferred customers to choose, exchange or upgrade their car in the mobile application upon arrival, proceed straight to the vehicle, and utilize a unique code to exit via our automated Express Exit for a completely contactless rental experience;

•the Avis Signature Series, a selection of luxury vehicles;

•invited or earned customer status levels allowing for upgrades and counter bypass;

•availability of premium, sport and performance vehicles as well as eco-friendly vehicles, including hybrids and full electric;

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

•Curbside Delivery, a service that provides customers at select airport locations in the United States with the added convenience of being dropped off at the airport terminal in the same car that they rented; and

•for our corporate customers, Avis Budget Group Business Intelligence, a proprietary customer reporting solution that provides a centralized reporting tool and customer reporting portal for corporate clients in North America and Europe, enabling them to easily view and analyze their rental activity, permitting them to better manage their travel budgets and monitor employee compliance with applicable travel policies.
Car Rental

The Budget brand is a leading supplier of vehicle rental and other mobility solutions focused primarily on more value-conscious customers. We operate or license Budget car rental locations at most of the largest airports and cities in the world.

The table below presents the approximate number of Budget locations as of December 31, 2022.

	Budget Locations*
	Americas	International	Total
Company-operated locations	1,390	800	2,190
Licensee locations	480	1,060	1,540
Total Budget Locations	1,870	1,860	3,730
*     Certain locations support multiple brands.

We also license the Budget brand to independent commercial owners who generally pay royalty fees to us based on a percentage of applicable revenues. In 2022, these royalty fees totaled approximately 1% of our Budget revenues.

Budget offers its customers several products and services similar to Avis, such as refueling options, roadside assistance, electronic toll collection, curbside delivery and other supplemental rental products, emailed receipts and special rental rates for frequent renters. In addition, Budget’s mobile application allows customers to reserve, modify and cancel reservations on their mobile device, and its Fastbreak or QuickPass service expedites rental service for frequent travelers.

Budget Truck

Our Budget Truck rental business is one of the largest local and one-way truck and cargo van rental businesses in the United States. As of December 31, 2022, our Budget Truck fleet is comprised of approximately 19,000 vehicles that are rented through a network of approximately 415 dealer-operated and 390 Company-operated locations throughout the continental United States. These dealers are independently-owned businesses that generally operate other retail service businesses. In addition to their principal businesses, the dealers rent our light- and medium-duty trucks and commercial cargo vans to customers and are responsible for collecting payments on our behalf. The dealers receive a commission on all truck, van and ancillary equipment rentals. The Budget Truck rental business serves both the light commercial and consumer sectors. The light commercial sector consists of a wide range of businesses that rent light- to medium-duty trucks, which we define as trucks having a gross vehicle weight of less than 26,000 pounds, for a variety of commercial applications. The consumer sector consists primarily of individuals who rent trucks to move household goods on either a one-way or local basis.

In 2022, our Company-operated Budget vehicle rental operations generated total revenues of approximately $4.7 billion. The following graphs present the approximate composition of our Budget revenues in 2022.
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

◦The Payless business model allows us to extend the life-cycle of a portion of our rental fleet, as we “cascade” certain vehicles that exceed certain Avis and Budget age or mileage thresholds to be used by Payless.

•Maggiore and Morini Rent, leading vehicle rental brands in Italy.

◦Maggiore has a strong local reputation and benefits from a strong presence at airport, off-airport and railway locations and from the integration of our existing operations and rental fleet management expertise. We operate or license in approximately 135 rental locations throughout the country.
◦Morini Rent offers rental of cars, vans, and refrigerated vehicles. We operate in approximately 45 rental locations throughout the country.

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
RESERVATIONS, MARKETING AND SALES

Reservations

Our customers can make vehicle rental reservations through our brand-specific websites and toll-free reservation centers, through our brand-specific mobile applications, online travel agencies, travel agents or through selected partners, including many major airlines, associations and retailers. Travel agents can access our reservation systems through all major global distribution systems, which provide information with respect to rental locations, vehicle availability and applicable rate structures.

Our Zipcar members can reserve vehicles through Zipcar’s reservation system, which is accessible online or on a mobile device, by the minute, hour, or day, at rates that include gasoline, secondary insurance and other costs associated with vehicle ownership.

Marketing and Sales

We support our brands through a range of marketing channels and campaigns, including traditional media as well as digital media, including Internet and email marketing, social media, streaming services, and mobile device applications. We market through sponsorships of major sports entities. We also market through sponsorships of charitable organizations. We utilize a customer relationship management system that enables us to deliver more targeted and relevant offers to customers across online and offline channels, including an expedited and contactless rental process, and loyalty programs that reward frequent renters with free rental days and car class upgrades.

We maintain strong links to the travel industry including marketing alliances with numerous marketing partners, such as airlines and major hotel companies. In addition, we have developed relationships that provide brand exposure and access to new customers, including deals to provide vehicles to ride-hail drivers in cities across North America.

In 2022, approximately 60% of vehicle rental transactions originating from our Company-operated Avis locations were generated by travelers who rented from Avis under contracts between Avis and their employers or through membership in an organization with which Avis has a contractual affiliation. We offer Business Intelligence, an online portal complete with rental summary dashboards, visualizations and detailed reports that provides our corporate customers with insight into their program’s performance, giving them direct access to more data in a customer-facing portal offering useful data insights, including options to customize and schedule reports. Avis also maintains marketing relationships with other organizations through which we are able to provide their customers with incentives to rent from Avis.

Additionally, we offer “Unlimited Rewards,” an award-winning loyalty incentive program for travel agents, and Avis and Budget programs for small businesses that offer discounted rates, central billing options and rental credits to members.

Our Zipcar brand utilizes a diverse set of marketing and sales strategies to acquire and engage members, including digital marketing, email and in-app messaging, and social media engagement. Zipcar maintains close relationships with universities that provide access to campuses and various marketing channels to attract students who, upon graduation, may continue their relationship with us. Through our Zipcar for Business program, we also offer direct-bill accounts and employee benefit programs to companies and governments that support the use of Zipcars.

LICENSING

We have licensees in approximately 175 countries throughout the world. Royalty fee revenues derived from our vehicle rental licensees in 2022 totaled $134 million, with approximately $92 million in our International segment and $42 million in our Americas segment. Licensed locations are independently operated by our licensees and range from large operations at major airport locations and territories encompassing entire countries to relatively small operations in suburban or rural locations. Our licensees generally maintain separate independently owned and operated fleets. Royalties generated from licensing provide us with a source of high-margin revenue because there are relatively limited additional costs associated with fees paid by licensees to us. In some geographies we facilitate one-way vehicle rentals between Company-operated and licensed locations, which enables us to offer an integrated network of locations to our customers.

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

We continue to optimize the Avis and Budget brands by issuing new license agreements and periodically acquiring licensees to grow our revenues and expand our global presence. Discussion of our acquisitions is included in Note 6 – Acquisitions to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

OUR FLEET

We offer a wide variety of vehicles in our rental fleet, including luxury cars, electric, hybrid and fuel efficient vehicles, specialty-use vehicles and light commercial vehicles. Our fleet consists primarily of vehicles from the current and immediately preceding model year. We maintain a single fleet of vehicles for Avis and Budget in countries where we operate both brands. A substantial majority of Zipcar’s fleet is dedicated to use by Zipcar.

Fleet Purchases

We maintain a diverse rental fleet, in which no vehicle manufacturer represented more than 21% of our 2022 fleet purchases, and we regularly adjust our fleet levels to be consistent with demand. We participate in a variety of vehicle purchase programs with major vehicle manufacturers. In 2022, we primarily purchased vehicles from Stellantis N.V., Toyota Motor Corporation, Hyundai Motor Group, General Motors Company, Ford Motor Company, Volkswagen Group and Renault-Nissan-Mitsubishi Alliance.

Fleet costs represented approximately 10% of our aggregate expenses in 2022. Fleet costs can vary from year to year based on the prices at which we are able to purchase and dispose of rental vehicles, the mix of risk and program vehicles, holding periods, and overall fleet mix.

In 2022, approximately 12% of our average rental fleet was comprised of vehicles subject to agreements requiring automobile manufacturers to repurchase vehicles at a specified price during a specified time period or guarantee our rate of depreciation on the vehicles during a specified period of time; or vehicles subject to operating leases with a fixed lease period and interest rate. We refer to vehicles subject to these agreements as “program” vehicles and vehicles not subject to these agreements as “risk” vehicles because we retain the risk associated with such vehicles’ residual values at the time of their disposition. Our agreements with automobile manufacturers typically require that we pay more for program vehicles and maintain them in our fleet for a minimum number of months and impose certain return conditions, including vehicle condition and mileage requirements. When we return program vehicles to the manufacturer, we receive the price guaranteed at the time of purchase and are therefore protected from fluctuations in the price of previously-owned vehicles in the wholesale market. In 2022, approximately 24% of the vehicles we disposed of were sold pursuant to repurchase or guaranteed depreciation programs. Over the past several years, program vehicles have comprised of a decreasing proportion of our fleet. The approximate percentage of program vehicles in our average rental fleet within each of our reporting segments in 2022 was 44% for International and less than 1% for the Americas, respectively. The future percentages of program and risk vehicles in our fleet will depend on several factors, including our expectations for future used vehicle prices, our seasonal needs and the availability and attractiveness of manufacturers’ repurchase and guaranteed depreciation programs.

Fleet Dispositions

We dispose of our risk vehicles largely through alternative disposition channels, including direct-to-consumer, online auctions, and direct-to-dealer sales, as well as through more traditional automobile auctions. Alternative disposition channels provide the opportunity to increase vehicle sales prices and reduce relevant fleet costs compared to selling vehicles at auctions. Ultimate Test Drive program, retail locations, and RubyCar, our online retail sales platform, offer customers the ability to purchase well-maintained, late-model rental vehicles from our fleet. We dispose of our program vehicles in accordance with repurchase or guaranteed depreciation programs with major vehicle manufacturers.

Fleet Utilization

In 2022, our average quarterly vehicle rental fleet size ranged from a low of approximately 594,000 vehicles in the first quarter to a high of approximately 707,000 vehicles in the third quarter. Average fleet utilization for 2022, which is based on the number of rental days (or portion thereof) that vehicles are rented compared to the total amount of time that vehicles are available for rent, ranged from approximately 67% to approximately 71%. Our average car rental fleet size and utilization are typically highest in the summer months. Our calculation of utilization may not be comparable to other companies’ calculation of similarly titled metrics.

Fleet Maintenance

We place a strong emphasis on the quality of our vehicle maintenance for customer safety and customer satisfaction reasons, and because quick and proper repairs are critical to fleet utilization. To accomplish this task, we have developed and continue to evolve specialized training programs for our technicians. Our Supply Chain Department reviews, distributes, and makes accessible OEM technical service bulletins that can be retrieved electronically at our repair locations. In addition, we have implemented policies and procedures to promptly address manufacturer recalls as part of our ongoing maintenance and repair efforts to maximize the customer experience.

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

The following chart presents our quarterly revenues for the years ended December 31, 2020, 2021 and 2022.
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

Our vehicle rental operations compete primarily with Enterprise Holdings, Inc., which operates the Enterprise, National and Alamo car rental brands; Hertz Global Holdings, Inc., which operates the Hertz, Dollar and Thrifty brands; Europcar Mobility Group, which operates the Europcar, Goldcar, InterRent, Buchbinder, Fox Rent A Car and Ubeeqo brands; and Sixt SE. We also compete with smaller local and regional vehicle rental companies for vehicle rental market share, and with ride-hailing companies largely for short length trips in urban areas. Our Zipcar brand also competes with various local and regional mobility companies, including mobility services sponsored by several auto manufacturers, ride-hailing and car sharing companies and other technology players in the mobility industry. Our Budget Truck operations in the United States competes with several other local, regional and nationwide truck rental companies including U-Haul International, Inc., Penske Truck Leasing Corporation, Ryder System, Inc., Enterprise Truck Rental, and Hertz.

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

In Europe, we insure the risk of liability to third parties arising from vehicle rental and car sharing services in accordance with local regulatory requirements primarily through insurance policies provided by unaffiliated insurers. We retain a portion of the insured risk of liability through local deductibles, and by reinsuring certain risks through our captive insurance subsidiary AEGIS Motor Insurance Limited. In Australasia, motor vehicle bodily injury insurance coverage is compulsory and provided upon vehicle registration. In addition, we provide our customers with third-party property damage insurance through an unaffiliated third-party insurer. We retain a share of property damage risk through local deductibles. AEGIS Motor Insurance Limited reinsures certain risks through unaffiliated companies, which limits its liabilities.

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

•Sustainable Operations: We are driving the efficiencies needed to reduce our environmental impact and enhance the sustainability of our operations. These are mainly driven by improvements in vehicle preventive maintenance, the incorporation of green building practices and by complying with environmental regulations.

•Carbon Offset Program: We work closely with our corporate customers to help them achieve their environmental impact reduction targets through our carbon offset program.

•Sustainable Fleet: We are actively anticipating and driving changes in mobility. Connected and autonomous vehicles are likely to become a common feature worldwide, along with an increased use of electric and shared vehicles, which is why we are building on our core experience, data intelligence and technology to develop entirely new lines of business and extend our offering and capabilities for our customers, businesses and cities. Our efforts include:

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

Social: We believe that our success has its foundation in how we treat our employees. We seek to foster an environment where communication among our employees is open, honest, and respectful; performance is recognized; growth is encouraged; and accomplishments - individual and collective - are celebrated. We also seek to support the well-being and development of the people we employ and the communities in which they work. Our efforts include:

•Giving Back: We are a global company with local reach in numerous communities around the world. Whether we work individually or as a team, doing the right thing and supporting our communities helps employees feel their work is more than just a job, and makes them feel proud to be part of the Avis Budget Group family. As well as encouraging our employees to volunteer in their local communities, we are committed to supporting a variety of causes and charities that aid people in crisis situations.

•Supporting Community Resilience: Over the past 70 years, we have developed strong competencies in responding to business disruptions. Whether the disruption is man-made, an extreme weather event or a global health crisis, our business continuity programs are central to how we respond in times of crisis. Our program’s focus is on preparing and protecting our people, property and infrastructure. We utilize an “all hands on deck” approach within our incident management and command structure to ensure that we respond as rapidly and effectively as possible. We have also developed longstanding partnerships with leading national disaster response agencies, which strengthen our ability to provide support to affected customers, employees and communities.

Governance: Our Board of Directors monitors the effectiveness of our policy and decision making, including with respect to ESG, on the current and long-term value of our company.

Our most recent Corporate Governance documents are available on the Company’s website. The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

OUR HUMAN CAPITAL RESOURCES AND MANAGEMENT

Our human capital objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and future or prospective employees. Our compensation program is designed to attract, retain and motivate highly qualified employees and executives.

Employees

As of December 31, 2022, we employed approximately 24,500 people worldwide, of whom approximately 6,000 were employed on a part-time basis. Of our approximately 24,500 employees, approximately 8,000 were employed in our International segment. In our Americas segment, the majority of our employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. In our International segment, we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. Many of our employees are covered by a variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions.

We strive to maintain satisfactory relationships with all of our employees, including the unions and work councils representing these employees. As of December 31, 2022, approximately 28% of our employees were covered by collective bargaining or similar agreements with various labor unions. We believe our employee relations are satisfactory. We have never experienced a large-scale work stoppage.

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

Global Gender Pay Equity

To ensure we are compensating both men and women employees fairly and equitably, we utilize a global Center of Excellence total rewards function which standardizes and harmonizes our rewards programs across all countries. As a result, we have established pay programs that provide for equal incentive pay opportunity for all employees in same or similar positions across the globe. Additionally, we utilize global guidelines and standards to inform compensation decisions for all new hires and promotions. To monitor our performance for our management employees, we evaluate base salary placement relative to our internal salary ranges for men and women. For our hourly field workforce (non-management employees), we maintain pay equity through our standardized compensation practices in which all employees begin at the same start rate, based on their location and position, and annual pay increases are applied consistently to all employees based on tenure.

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

Diversity, Inclusion and Belonging

We embrace diversity and inclusion. We value each employee around the world, whose talent, skill and personality have helped establish us as a leading global mobility provider. We believe that embracing and promoting diversity is a critical component of our success and we have committed to creating a safe, supportive and inclusive environment. As an equal-opportunity employer, we are proud to provide an inclusive workplace that embraces and celebrates demographic, cultural and lifestyle differences. We strive to have a diverse and inclusive work environment where employees feel valued for their uniqueness, recognized for their diverse talents, and where they can bring their whole selves to work. We have created employee resource groups (“ERGs”) to advocate for equality, provide opportunities for advancement, and facilitate discussion around best practices and resources to advance more targeted cultural and racial understanding and diversity. These ERGs provide a space where employees can foster connections and develop in a supportive environment. As of the end of 2022, we had the following ERGs: Power of Women, Power of Veterans, Power of Pride, and Power of Color.

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

Well-being

We take a holistic approach to well-being. We understand that to deliver our best performance, our employees need to be healthy and happy in all areas of their lives. Our Connecting You to Well-Being program focuses on helping our people achieve all aspects of wellness through encouraging habits that promote physical, emotional, and financial well-being.

REGULATION

We are subject to a wide variety of laws and regulations in the countries in which we operate, including those relating to, among others, consumer protection, insurance products and rates, franchising, customer privacy and data protection, securities and public disclosure, competition and antitrust, environmental matters, taxes, automobile-related liability, corruption and anti-bribery, labor and employment matters, health and safety, claims management, automotive retail sales, currency-exchange and other various banking and financial industry regulations, cost and fee recovery, the protection of our trademarks and other intellectual property, and local ownership or investment requirements. Additional information about the regulations that we are subject to can be found in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

COMPANY INFORMATION

Our principal executive office is located at 6 Sylvan Way, Parsippany, New Jersey 07054 (our telephone number is 973-496-4700). The Company files electronically with the Securities and Exchange Commission (the “SEC”) required reports on Form 8-K, Form 10-Q and Form 10-K; proxy materials; registration statements and other forms or reports as required. Certain of the Company’s officers, directors and stockholders also file statements of beneficial ownership and of changes in beneficial ownership on Forms 3, 4 and 5 with the SEC. Such materials may be accessed electronically on the SEC’s Internet site (sec.gov). The Company maintains a website (avisbudgetgroup.com) and copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports, proxy materials and any amendments to these reports filed or furnished with the SEC are available free of charge in the Investor Relations section of our website (ir.avisbudgetgroup.com), as soon as reasonably practicable after filing with the SEC. Copies of our board committee charters, Codes of Conduct and Ethics, Corporate Governance Guidelines and other corporate governance information are also available on our website. If the Company should decide to amend any of its board committee charters, Codes of Conduct and Ethics or other corporate governance documents, copies of such amendments will be made available to the public through the Company’s website. The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

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

The mobility industry is highly competitive, with price being one of the primary factors. To the extent that our competitors reduce their pricing and we do not provide competitive pricing, or if price increases we implement make us less competitive, we risk losing rental volume, and reducing the chances of success for bids for customer accounts. If competitive pressures lead us to lose rental volume or match any downward pricing and we are unable to reduce our operating costs, then our financial condition or results of operations could be materially adversely impacted.

Additionally, pricing in the vehicle rental industry is impacted by the size of rental fleets and the supply of vehicles available for rent. Any significant fluctuations in the supply of rental vehicles, including as a result of actions taken by our competitors that increases fleet significantly above market demand, could negatively affect our pricing, operating plans or results of operations.

The competitive environment for our mobility services has become more intense as additional companies, including automobile manufacturers, ride-hailing companies, car sharing companies and other technology players in the mobility industry enter our existing markets or expand their operations, which may affect demand for rental vehicles. Some of these companies may have access to substantial capital, innovative technologies or have the ability to provide services at a relatively low cost. To the extent these companies can improve transportation efficiency, alter driving patterns or attitudes toward vehicle rental, offer more competitive prices, undertake more aggressive marketing campaigns, price their competing services below market or otherwise disrupt the mobility industry, we risk heightened pricing competition and/or loss of rental volume, which could adversely impact our business and results of operations.

The risk of competition on the basis of pricing in the truck rental industry can be even more impactful than in the car rental industry as it can be more difficult to reduce the size of our truck rental fleet in response to significantly reduced demand.

We face risks related to fleet costs and availability.

Fleet costs typically represent our single largest expense and can vary from year to year based on the prices that we are able to purchase and dispose of our vehicles. We purchase program vehicles, which are guaranteed a rate of depreciation through agreements with auto manufacturers, and non-program, or “risk” vehicles. In 2022, on average approximately 88% of our rental fleet was comprised of risk vehicles.

The costs of our risk vehicles may be adversely impacted by the relative strength of the used car market, particularly the market for one- to two-year old used vehicles, or potentially by the insolvency or bankruptcy of an auto manufacturer from whom we purchase vehicles. We currently sell risk vehicles through various sales channels in the used vehicle marketplace, including traditional auctions, on-line auctions, direct-to-dealer sales and directly to consumers through either retail lots or on-line. These channels may not produce stable vehicle prices in the future, as the market for used vehicles is subject to changes in demand for such vehicles, consumer interests, inventory levels, new car pricing, interest rates, fuel costs, tariffs and general economic conditions, and recent reports have suggested that prices in the used vehicle market may decrease in 2023 amid rising interest rates and improved availability of new cars and trucks. A reduction in residual values for risk vehicles in our rental fleet could cause us to sustain a substantial loss on the sale of such vehicles or require us to depreciate those vehicles at a more accelerated rate than previously anticipated while we own them.

If the market value of the vehicles in our fleet is reduced or our ability to sell vehicles in the used vehicle marketplace were to become severely limited, we may have difficulty meeting collateral requirements under our asset-backed financing facilities, which could lead to decreased capacity in such facilities and effectively increase our fleet costs or adversely impact our profitability. In addition, if we are unable to meet our collateral requirements under such facilities, the outstanding principal amount due may be required to be repaid earlier than anticipated. If that were to occur, the holders of our asset-backed debt may have the ability to exercise their right to instruct the trustee to direct the return of program vehicles and/or the sale of risk vehicles to generate proceeds sufficient to repay such debt.

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

Failure by a manufacturer to fulfill its obligations under any program agreement or incentive payment obligation, due to insolvency, bankruptcy or other reasons, could leave us with a material expense if we are unable to dispose of program vehicles at prices estimated at the time of purchase or with a substantial unpaid claim against the manufacturer, particularly with respect to program vehicles that were either (i) resold for an amount less than the amount guaranteed under the applicable program; or (ii) returned to the manufacturer, but for which we were not paid, and therefore we could incur a substantial loss as a result of such failure to perform.

While we source our fleet purchases from a wide range of auto manufacturers, we are exposed to risk to the extent that any auto manufacturer significantly curtails production. Such production may be curtailed as a result of a wide range of factors, including impacts of a pandemic and supply chain impacts, including shortages of parts, such as semiconductors, which have caused and may continue to cause certain auto manufacturers to suspend or slow production of new vehicles. We are also exposed to risk to the extent that any auto manufacturer increases the cost of vehicles, including as a result of inflation, labor shortages or supply chain disruptions, or declines to sell vehicles to us on terms or at prices consistent with past practice. Should any of these risks occur, we may be unable to obtain a sufficient number of vehicles to operate our business without significantly increasing our fleet costs or reducing our volumes.

We face risks related to safety recalls affecting our vehicles.

Our vehicles may be subject to safety recalls by their manufacturers, which could have an adverse impact on our business when we remove recalled vehicles from our rentable fleet. We cannot control nor predict the number of vehicles that will be subject to manufacturer recalls in the future. Recalls often require us to retrieve vehicles from customers and/or hold vehicles until we can arrange for the repairs described in the recalls to be completed. As such, recalls can increase our costs, negatively impact our revenues and/or reduce our fleet utilization. If a large number of vehicles were to be the subject of one or more recalls, or if needed replacement parts were not in adequate supply, we may be unable to utilize recalled vehicles for a significant period of time. We may also be subject to material liability claims or regulatory action related to vehicles subject to a safety recall. Depending on the nature and severity of the recall, it could create customer service problems, reduce the residual value of the vehicles involved, harm our reputation and/or have an adverse impact on our financial condition or results of operations.

Weakness or fluctuations in travel demand or general economic conditions, or a significant increase in fuel costs, can adversely impact our business.

Demand for vehicle rentals is generally subject to and impacted by international, national and local economic conditions and travel demand, which can be impacted by many factors, including inflation. When travel demand or economic conditions in the United States, Europe and/or worldwide weakens, our financial condition and results of operations are often adversely impacted.

Any significant airline capacity reductions, airfare or related fee increases, reduced flight schedules, or any events that disrupt or reduce business or leisure air travel or weaken travel demand and tourism, such as work stoppages, military conflicts, terrorist incidents, natural disasters, disease epidemics, or the response of governments to any such events, could have an adverse impact on our results of operations. In addition, any significant increases in fuel prices, a severe protracted disruption in fuel supplies or rationing of fuel, or severe inflation that disrupts consumers’ discretionary spending patterns could discourage our customers from renting vehicles or reduce or disrupt air travel, which could also adversely impact our results of operations.

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

Our global operations expose us to risks related to international, national and local economic and political conditions and instability. Operating our business in a number of different regions and countries exposes us to a number of other risks, including:

•multiple and potentially conflicting laws, regulations, trade policies and agreements, and varying tax regimes that are subject to change;

•the imposition of currency restrictions, restrictions on repatriation of earnings or other restraints, as well as difficulties in obtaining financing in foreign countries for local operations;

•potential changes to import-export laws, trade treaties or tariffs in the countries where we purchase vehicles;

•international trade disruptions or disputes;

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

Exposure to these risks may adversely impact our financial condition or results of operations. Our licensees’ vehicle rental operations may also be impacted by these risks, which in turn could impact the amount of royalty payments they make to us.

The ongoing military conflict between Russia and Ukraine and the related sanctions are causing uncertainty that may have an adverse impact on our business, financial condition and results of operations.

The world economy and markets are experiencing volatility and disruption from the ongoing military conflict between Russia and Ukraine, the length and impact of which are highly unpredictable. This conflict has led to, and could in the future lead to, significant volatility in our costs, including gas and fleet costs, including as a result of sanctions or any embargos on oil sales imposed on or by the Russian government; further impacts to fleet availability; and impacts on demand for travel as a result of weakness in economic conditions, increased inflation or increases in the cost of gas. In addition, as a result of the conflict, governmental and non-governmental entities have issued alerts noting the potential for increased cyber-attacks. Such risks and disruptions could adversely impact our business, results of operations and financial condition.

Impacts from COVID-19 continue to impact our company.

The COVID-19 pandemic has affected, and may continue to affect, our business, financial condition, results of operations and/or cash flows. Governmental authorities took, and continue to take, measures to address the pandemic, including, but not limited to, restrictions on travel. As a result, we faced, among other impacts to our business, reductions in travel volumes, impacts to staffing levels, and delays in receiving delivery of new vehicles from vehicle manufacturers, including, but not limited to, due to a global semiconductor supply shortage. As a result of the delays in receiving new vehicle deliveries, the average mileage of a portion of the vehicles in our fleet has increased, and we could face challenges meeting consumer demand and customer expectations should such delays continue. We cannot anticipate with any certainty the length, scope or severity of the pandemic’s impact in each of the jurisdictions that we operate, including due to new variants. If the pandemic continues, there could be adverse impacts to our revenues, customer demand and expenses, the used car market, our workforce, our indebtedness and adequacy of cash flow, earnings and liquidity, consumer sentiment and discretionary spending patterns, and our overall financial condition, any of which could be material.

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

Any one of these factors could result in delays, increased costs or decreases in the amount of expected revenues related to or derived from a strategic transaction and could adversely impact our financial condition or results of operations.

We face risks related to vehicle electrification.

Vehicle electrification refers to a range of technologies that uses electricity to propel a vehicle and includes hybrid, plug-in, extended range and battery electric vehicles, as well as autonomous vehicles. We believe that the vehicle industry will continue to experience significant change in the coming years, in particular as it relates to vehicle electrification. Worldwide demand for electric and hybrid vehicles continues to increase, and manufacturers continue to invest more time and cost into producing these types of vehicles in an effort to reduce fuel consumption and greenhouse gas emissions, as mandated by various governmental standards and regulations. If we are not adequately prepared to meet consumer demand for electric, hybrid and autonomous vehicles as such demand develops, including if we are unable to attain an optimal and consistently reliable charging infrastructure and systems, which will require substantial capital investment, our financial condition or results of operations could be adversely impacted.

We face risks related to liability and insurance.

Our global operations expose us to several forms of liability, including claims for bodily injury, death and property damage related to the use of our vehicles, or for having our customers on our premises, as well as workers’ compensation and other claims. We may become exposed to uninsured liability at levels in excess of our historical levels, which may exceed the level of our reserves and could adversely impact our financial condition and results of operations. Furthermore, insurance with unaffiliated insurers may not continue to be available to us on economically reasonable terms or at all. Should we be subject to an adverse ruling, or experience other significant liability for which we did not plan and were not adequately insured, our results of operations, financial position or cash flows could be negatively impacted.

We reinsure certain insurance exposures as well as offer optional insurance coverages through unaffiliated third-party insurers that then reinsure all or a portion of their risks through our insurance company subsidiaries, which subjects us to regulation under various insurance laws and statutes. Any changes in regulations that alter or impede our reinsurance obligations or insurance subsidiary operations, or any negative regulatory or other legal action against us with respect to our reinsurance, could adversely impact the economic benefits that we rely upon to support our reinsurance efforts, which in turn would adversely impact our financial condition or results of operations.

Optional insurance products that we offer to renters in the United States, including, but not limited to, supplemental or additional liability insurance, personal accident insurance and personal effects protection, are regulated under state laws. Our vehicle rental operations outside the United States must also comply with certain local laws and regulations regarding the sale of personal accident and effects insurance by intermediaries. Any changes in law that affect our operating requirements with respect to our sale of optional insurance products could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue and profitability. Should more of our customers decline to purchase optional liability insurance products as a result of any changes in these laws, or otherwise, our financial condition or results of operations could be adversely impacted.

We offer loss damage waivers to our customers as an option for them to reduce their financial responsibility that may be incurred as a result of loss or damage to the rental vehicle. Certain states in the United States have enacted legislation that mandates disclosure to each customer and some states have statutes that establish or cap the daily rate that can be charged for loss damage waivers. Should new laws or regulations arise that place new limits on our ability to offer loss damage waivers to our customers, our financial condition or results of operations could be adversely impacted.

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

Our operations generate revenue and incur operating costs in a variety of currencies. The financial position and results of operations of many of our foreign subsidiaries are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our Consolidated Financial Statements. Changes in exchange rates among these currencies and the U.S. dollar have affected, and will continue to affect, among other things, the recorded levels of our assets and liabilities in our Consolidated Financial Statements. While we take steps to manage our currency exposure, such as currency hedging, we may not be able to effectively limit our exposure to intermediate- or long-term movements in currency exchange rates, which could adversely impact our financial condition or results of operations.

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

Our global operations expose us to various claims, lawsuits and other legal proceedings that arise in and outside of the ordinary course of our business in the countries in which we operate. We may be subject to complaints and/or litigation involving our customers, licensees, employees, independent operators and others with whom we conduct business, including claims for bodily injury, death and property damage related to use of our vehicles or our locations, or claims based on allegations of discrimination, misclassification as exempt, wage and hour pay disputes, and various other claims. We could be subject to substantial costs and/or adverse outcomes from such claims, which could have a material adverse effect on our financial condition, cash flows or results of operations.

At some of our locations, we outsource to third party independent contractors who operate the business as a separate entity and pay a commission for operating their business under our brands. There is a growing trend in the United States aimed at the gig economy to define independent contractors as employees. As such, we are subject to legislative and or judicial determination that any such changes are applicable to these independent contractors. Such determinations may require us to change the business operations and make such independent contractor locations employee operated. This could potentially expose us to additional costs and material liability under federal and state labor and employment and tax laws.

From time to time, our Company may be reviewed or investigated by government regulators, which could lead to tax assessments, enforcement actions, fines and penalties or the assertion of private litigation claims. It is not possible to predict with certainty the outcome of claims, investigations and lawsuits, which could have an adverse impact on our financial condition or results of operations. In addition, while we maintain insurance coverage with respect to exposure for certain types of legal claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

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

We are seeking Advanced Pricing Agreements with certain tax authorities to obtain certainty regarding our transfer pricing policy While this effort is ongoing, the process of negotiating and ultimately entering into these agreements may take several years. The ultimate results of our negotiations of these agreements with tax authorities, the expiration of such agreements, or changes in circumstances or in the interpretation of such agreements could increase our tax costs in these jurisdictions, including through the assessment of significant interest charges and/or penalties if non-compliance is adjudicated. To the extent we do not have an existing Advance Pricing Agreement or other agreement, governmental authorities could challenge our transfer pricing policy in the future and, if challenged, we may not prevail, which could increase our tax costs or reduce savings related to our transfer pricing policy.

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

Governments are likely to continue to pursue measures related to climate change and greenhouse gas emissions, including vehicle travel restrictions. Should rules establishing limitations on greenhouse gas or other emissions or rules imposing fees on entities deemed to be responsible for greenhouse gas emissions, or rules establishing bans on diesel or fuel vehicles from entering certain locations become effective in the countries in which we operate, demand for our services could be affected, our fleet and/or other costs could increase, and our business could be adversely impacted.

We face risks related to ESG matters.

Increasing attention to climate change, increasing societal expectations on companies to address climate change, and potential consumer and customer use of substitutes to our products may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, reputational harm and negative impacts on our stock price and access to capital markets. We have developed certain initiatives, goals and practices relating to environmental, social and governance (ESG) matters. We may not be successful in implementing these initiatives, goals and practices, including due to factors beyond our control, and even if successful, they may not achieve our desired or expected outcomes. If our ESG initiatives, goals, and practices do not meet our expectations or those of our investors or other stakeholders, which continue to evolve, we may incur additional costs, and our brand, reputation and our results of operations and financial condition may be adversely impacted.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and investment community divestment initiatives may lead to negative publicity or investor sentiment toward us and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.

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

We face risks associated with changes in tax laws.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) eliminated the use of like-kind exchange for personal property and allowed for full expensing of qualified property purchases through 2022. From 2004 until its elimination, we utilized like-kind exchange to replace vehicles in a manner that allowed for a material deferral of U.S. federal and state income taxes. The effect of the repeal of the like-kind exchange treatment for vehicle sales has been largely offset through 2022 by the availability of full expensing for certain business assets (including our vehicles) in the year placed in service. The full expensing provision is scheduled to start to phase-out ratably over five years starting in 2023 and there can be no assurance that the phase-out will be delayed or that full expensing will be made permanent. Certain U.S. states have modified their tax statutes as a result of the Tax Act, and such state legislation does not allow the use of full expensing benefits for state tax purposes, which negatively impacts our tax liability in such states. Other U.S. states continue to modify their tax statutes related to full expensing. Therefore, we cannot offer assurance that the benefits from the expected tax deductions will continue.

The Inflation Reduction Act of 2022 (the “IRA”) includes a 15% corporate alternative minimum tax on certain large corporations and a 1% excise tax on certain corporate stock repurchases. The impact on the Company of these provisions, which became effective on January 1, 2023, will depend on several factors, including recently released and forthcoming interpretive regulatory guidance. The Company continues to review and assess the provisions of the IRA, and its potential impact on our financial condition, results of operations, liquidity, and cash flows.

There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organisation for Economic Co-operation and Development (the “OECD”), and unilateral measures being implemented by various countries. As an example, the OECD has put forth two proposals—Pillar One and Pillar Two—that revise the existing profit allocation and nexus rules (profit allocation based on location of sales versus physical presence) and ensure a minimal level of taxation, respectively. The Council of the EU recently adopted a Directive to ensure a global minimum level of taxation for certain multinational groups active in the EU consistent with Pillar Two, to be effective beginning after 2023.

RISKS RELATED TO OUR CAPITAL STRUCTURE AND INDEBTEDNESS

We face risks related to our current and future debt obligations, including risks related to conditions in the credit and asset-backed securities markets.

Our ability to satisfy and manage our debt obligations depends on our ability to generate cash flow and on overall financial market conditions. To some extent, this is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, many of which are beyond our control. Our outstanding debt obligations require us to dedicate a significant portion of our cash flows to pay interest and principal on our debt, which reduces funds available to us for other purposes. Our business may not generate sufficient cash flow from operations to permit us to service our debt obligations and meet our other cash needs, which may force us to reduce or delay capital expenditures, sell or curtail assets or operations, seek additional capital or seek to restructure or refinance our indebtedness. If we must sell or curtail our assets or operations, it may negatively affect our ability to generate revenue. Certain of our debt obligations contain restrictive covenants and provisions that limit our ability to, among other things, incur additional debt; provide guarantees; pay dividends or distributions, redeem or repurchase capital stock; prepay, redeem or repurchase debt; create or incur liens; make distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; and consolidate merge with or into, or sell substantially all of our assets to, another person. These covenants and provisions also limit our ability to respond to adverse changes in general economic, industry and competitive conditions, as well as changes in government regulation and changes to our business.

Our failure to comply with these restrictive covenants and provisions, if not waived, would cause a default under the applicable debt agreement and could result in a cross-default under several of our other debt obligations, including our U.S. and European asset-backed debt facilities. If such a default were to occur, we could be required to repay or accelerate debt payments to the lenders or holders of our debt, and there can be no assurance that we would be able to refinance or obtain a replacement for such financing programs.

We finance our vehicle fleet purchases and operations through the use of asset-backed securities in the United States, Canada, Australia and Europe and other debt financing structures available through the credit markets. If the asset-backed financing and/or credit markets were to be disrupted for any reason, we may be unable to obtain refinancing for our operations or vehicle fleet purchases at current levels, or at all, when our respective asset-backed financings or debt financings mature. Likewise, any disruption of the asset-backed financing or credit markets could also increase our borrowing costs, as we seek to refinance existing debt or increase our indebtedness. In addition, we could be subject to increased collateral requirements to the extent that we request any amendment or renewal of any of our existing asset-backed or debt financings.

We face risks related to increases in interest rates.

A portion of our borrowings, primarily our vehicle-backed borrowings, bears interest at variable rates that expose us to interest rate risk. If interest rates continue to increase, whether due to continued increases in market interest rates or one or more increases in our own cost of borrowing, our debt service obligations for our variable rate indebtedness would increase even though the amount of borrowings remain the same, and our results of operations could be adversely affected. As of December 31, 2022, our total outstanding debt of approximately $18.6 billion included unhedged interest rate sensitive debt of approximately $5.8 billion. During our seasonal borrowing peak in 2022, outstanding unhedged interest rate sensitive debt totaled approximately $7.2 billion.

Virtually all of our debt under vehicle programs and certain of our corporate indebtedness matures within the next five years. If we are unable to refinance maturing indebtedness at interest rates that are equivalent to or lower than the interest rates on our maturing debt, our results of operations or our financial condition may be adversely affected.

We face certain risks related to our share repurchase program.

Our Board of Directors previously authorized the repurchase of up to $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded most recently in February 2023 (the “Share Repurchase Program”). As of February 13, 2023, approximately $1.7 billion remains available under the Share Repurchase Program. If we purchase additional shares of our common stock under the Share Repurchase Program, the percentage of our outstanding common stock owned by SRS Investment Management, LLC and its affiliates (“SRS”) may increase, even without further action by SRS. Under the terms of the Fourth Amended and Restated Cooperation Agreement between the Company and SRS, SRS has committed, with respect to shares of common stock SRS holds in excess of 35% of the Company’s outstanding common stock, to exercise its voting rights in the same proportion in which other shares of common stock are voted. Notwithstanding this commitment, the ownership by SRS of more than 50% of the Company’s outstanding common stock could trigger, or increase the likelihood that we trigger, certain change in control provisions in the indentures governing our senior notes. The Company must make a 101% change of control offer for the senior notes if, within 60 days following a change of control, the ratings on the notes are downgraded by one or more gradations or withdrawn and the applicable rating agency announces that such downgrade or withdrawal is attributable to the change of control.

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

We rely heavily on the satisfactory performance and availability of our information systems, including our reservation systems, websites and network infrastructure to attract and retain customers, accept reservations, process rental and sales transactions, manage our fleet of vehicles, account for our activities and otherwise conduct our business. We rely on third-party communications service and system providers for technology services. We have been subjected to, and from time to time in the future may be subject to, a failure or interruption that results in the unavailability of certain of our information systems. Such a failure or interruption, or a major disruption, could cause a loss of reservations, interfere with our fleet management, slow rental and sales processes, create negative publicity that damages our reputation or otherwise adversely impacts our ability to manage our business effectively. We may experience system interruptions or disruptions for a variety of reasons, including from network failures, power outages, cyber-attacks, employee errors, software errors, an unusually high volume of visitors attempting to access our systems, or other events such as fire, explosions, earthquakes, storms, floods, epidemics, strikes, acts of war, civil unrest or terrorist acts. Because we are dependent in part on independent third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. Our systems’ business continuity plans and insurance programs seek to mitigate such risks but they cannot fully eliminate the risks.

We face risks related to cybersecurity breaches of our systems and information technology.

Threats to network and data security are becoming increasingly diverse and sophisticated. As cybersecurity threats become more frequent, intense and sophisticated, costs of proactive defense measures may increase. Third parties may have the technology or expertise to breach the security of our customer transaction data and our security measures may not prevent or timely detect physical security or cybersecurity breaches, which could result in substantial harm to our business, our reputation or our results of operations. We rely on encryption and/or authentication technology licensed from and, at times, administered by independent third parties to secure transmission of confidential information, including credit card numbers and other customer personal information. Our outsourcing agreements with these third-party service providers, including third-party hosted cloud environments, generally require that they have adequate security systems in place to protect our customer transaction data. Despite the implementation of cybersecurity measures (including access controls, data encryption, vulnerability assessments, continuous monitoring, and maintenance of backup and protective systems), our information technology systems or those used by our third-party service providers may still be vulnerable to a breach. Additionally, if a third-party service provider on which we rely experiences a breach, we may not learn of such breach in a timely manner, or at all, which may inhibit our ability to mitigate its impacts, and exacerbate the risks described in this paragraph.

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

Our business requires the secure processing and storage of personal information relating to our customers, employees, business partners and others. Current privacy and data protection laws, particularly the European Union’s General Data Protection Regulation and the equivalent in the United Kingdom (collectively, the “GDPR”), California Consumer Privacy Act including modifications by the California Privacy Rights Act (collectively, the “CCPA”), the Virginia Consumer Data Protection Act (“VCDPA”), and other regulations in the jurisdictions in which we operate impose obligations and restrictions regarding the types of information that we may collect, process, sell and retain about our customers, employees and other individuals with whom we deal or propose to deal, some of which may be non-public personal data. Several other US state privacy laws will go into effect in 2023, including the Colorado Privacy Act, the Connecticut Data Privacy Act, and the Utah Consumer Privacy Act. These laws and regulations, each wide-ranging in scope, provide individuals located in those jurisdictions greater control over their personal data. These laws impose several requirements relating to rights of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification, the use of third-party processors in connection with the processing of personal data, and the transfer or sale of personal data, and measures we must take to demonstrate compliance. These laws also impose significant forfeitures and penalties for noncompliance and afford private rights of action to individuals under certain circumstances. The Company has adopted policies and procedures in compliance with these laws, which may need to be updated as additional information concerning best practices are made available through guidance from regulatory authorities or published enforcement decisions. Privacy laws in the countries where we operate are developing at a rapid pace and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and impose inconsistent or conflicting requirements. Complying with varying jurisdictional privacy requirements could increase our operating costs, divert management attention or require additional changes to our business practices. Should we be found to not be in compliance with the GDPR, CCPA, VCDPA or similar privacy and data protection laws, we could be subject to substantial monetary forfeitures, government consent decrees, regulatory enforcement actions, and other penalties that could negatively impact our operating results or harm our reputation.

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

We cannot predict the prices at which our common stock will trade. The market price of our common stock has experienced substantial volatility in the past and may fluctuate widely in the future, depending on many factors, some of which may be beyond our control, including, but not limited to, the factors described in this “Risk Factors” section and the section titled “Forward-Looking Statements.” If any of these factors materialize, it could cause our stock price to fall and may expose us to litigation, including class action lawsuits that, even if unsuccessful, could be costly to defend, distract management, and harm our reputation.

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

We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by effectively requiring those who seek to obtain control of the Company to negotiate with our Board of Directors and by providing our Board with more time to assess any such potential acquisition of control. However, these provisions could apply even if such a potential acquisition of control of the Company may be considered beneficial by some stockholders and could delay or prevent an acquisition of control that our Board of Directors determines is not in the best interests of our Company and our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 6 Sylvan Way, Parsippany, New Jersey 07054 pursuant to a lease agreement that expires in October 2023. Upon expiration of our lease agreement, we plan to relocate to another property in the same city. We own a facility in Virginia Beach, Virginia, which serves as a satellite administrative facility for our car and truck rental operations. We also lease office space in Tulsa, Oklahoma, and Boston, Massachusetts, pursuant to leases expiring in 2025 and 2031, respectively. These locations primarily provide operational and administrative services or contact center operations for our Americas segment. We also lease office space in Bracknell, England, Barcelona, Spain and Budapest, Hungary, pursuant to leases expiring in 2032, 2026 and 2026, respectively, for corporate offices, contact center activities and other administrative functions, respectively, for our International segment. Other office locations throughout the world are leased for administrative, regional sales and operations activities.

We lease or have vehicle rental concessions for our brands at locations throughout the world. We own approximately 3% of the locations from which we operate and in some cases we sublease to licensees or other third parties. The remaining locations from which we operate our vehicle rental businesses are leased or operated under concession agreements with governmental authorities and private entities. Those leases and concession agreements typically require the payment of minimum rents or minimum concession fees and often also require us to pay or reimburse operating expenses, to pay additional rent, or concession fees above guaranteed minimums, based on a percentage of revenues or sales arising at the relevant premises, or to do both. See Note 3 – Leases to our Consolidated Financial Statements for information regarding lease commitments.

We believe that our properties are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 15 – Commitments and Contingencies to our Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Our common stock is currently traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “CAR.” At January 31, 2023, the number of stockholders of record was 2,083.

DIVIDEND POLICY

We neither declared nor paid any cash dividends on our common stock in 2022 or 2021, and we do not currently anticipate paying cash dividends on our common stock. However, we evaluate our dividend policy on a regular basis and may pay dividends in the future, subject to compliance with the covenants in our senior credit facility, the indentures governing our senior notes and our vehicle financing programs. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will also depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($ in millions)
October 2022	1.5	$173.33	1.5	$1,123
November 2022	1.5	225.02	1.5	785
December 2022	0.5	188.54	0.5	691
	3.5	$197.68	3.5	$691

The Company’s Board of Directors has authorized the repurchase of up to approximately $8.1 billion of its common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023. Under the Company’s stock repurchase program, the Company repurchases shares from time to time in open market transactions, and may also repurchase shares in accelerated share repurchases, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, the Company’s share price, legal requirements, restricted payment capacity under its debt instruments and other factors. The stock repurchase program may be suspended, modified or discontinued without prior notice.

PERFORMANCE GRAPH

Set forth below are a line graph and table comparing the cumulative total stockholder return of our common stock against the cumulative total returns of peer group indices, the S&P Midcap 400 Index, and the Dow Jones US Transportation Average Index for the period of five fiscal years commencing December 31, 2017 and ending December 31, 2022. The broad equity market indices used by the Company are the S&P Midcap 400 Index, which measures the performance of mid-sized companies, and the Dow Jones US Transportation Average Index, which measures the performance of transportation companies. The graph and table depict the result of an investment on December 31, 2017 of $100 in the Company’s common stock, the S&P Midcap 400 Index and the Dow Jones US Transportation Average Index, including investment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
Avis Budget Group, Inc.
S&P Midcap 400
Dow Jones US Transportation Average

	As of December 31,
	2017	2018	2019	2020	2021	2022
Avis Budget Group, Inc.	$100.00	$51.23	$73.47	$85.00	$472.58	$373.59
S&P Midcap 400 Index	$100.00	$88.92	$112.21	$127.54	$159.12	$138.34
Dow Jones US Transportation Average Index	$100.00	$87.67	$105.94	$123.44	$164.44	$135.56

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion should be read in conjunction with Part I, Item 1, “Business”, Item 1A, “Risk Factors” and our Consolidated Financial Statements and accompanying Notes included in this Annual Report on Form 10-K commencing on page F-1. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including but not limited to those included in Part I, Item 1A, “Risk Factors” and other portions of this Annual Report on Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions.

OVERVIEW
OUR COMPANY
We operate three of the most globally recognized brands in mobility solutions, Avis, Budget and Zipcar together with several other brands, well recognized in their respective markets. We are a leading vehicle rental operator in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet of approximately 655,000 vehicles in 2022. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

RESULTS OF OPERATIONS

A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to 2021 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to 2020 can be found under Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at ir.avisbudgetgroup.com.

In 2022, we saw strong demand and pricing for vehicle rentals, driven by global travel demand, and favorable conditions in the used-vehicle market in the United States. This coupled with disciplined cost management and continued fleet management resulted in revenues of approximately $12.0 billion, net income of $2.8 billion and Adjusted EBITDA of $4.1 billion for the year ended December 31, 2022.

We are susceptible to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: interest rates, inflationary impact on items such as commodity prices and wages, used car values, and an economic downturn that may impact travel demand. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, and future results of operations. Our strategy continues to primarily focus on costs and customer experience to strengthen our company, enable resilience, and deliver stakeholder value.

We measure performance principally using the following key metrics: (i) rental days, which represent the total number of days (or portion thereof) a vehicle was rented, (ii) revenue per day, which represents revenues divided by rental days, (iii) vehicle utilization, which represents rental days divided by available rental days, with available rental days being defined as average rental fleet times the number of days in the period, and (iv) per-unit fleet costs, which represent vehicle depreciation, lease charges and gain or loss on vehicle sales, divided by average rental fleet. Our rental days, revenue per day and vehicle utilization metrics are all calculated based on the actual rental of the vehicle during a 24-hour period. We believe that this methodology provides management with the most relevant metrics in order to effectively manage the performance of the business. Our calculation may not be comparable to the calculation of similarly-titled metrics by other companies. We present currency exchange rate effects to provide a method of assessing how our business performed excluding the effects of foreign currency rate fluctuations. Currency exchange rate effects are calculated by translating the current-year results at the prior-period average exchange rate plus any related gains and losses on currency hedges.

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenues and “Adjusted EBITDA,” which we define as income from continuing operations before non-vehicle related depreciation and amortization; any impairment charges; restructuring and other related charges; early extinguishment of debt costs; non-vehicle related interest; transaction-related costs, net; charges for unprecedented personal-injury and other legal matters, net, which includes amounts recorded in excess of $5 million related to class action lawsuits; non-operational charges related to shareholder activist activity, which include third party advisory, legal and other professional fees; COVID-19 charges, net; other (income) expense, net, and income taxes.

We revised our definition of Adjusted EBITDA to exclude other (income) expense, net. We did not revise prior years' Adjusted EBITDA because there were no other charges similar in nature. We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our operating businesses and in comparing our results from period to period. We also believe that Adjusted EBITDA is useful to investors because it allows them to assess our results of operations and financial condition on the same basis that management uses internally. Adjusted EBITDA is a non-GAAP measure and should not be considered in isolation or as a substitute for net income or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended December 31, 2022 vs. Year Ended December 31, 2021

Our consolidated results of operations comprised the following:

	Year Ended December 31,
	2022	2021	$ Change	% Change
Revenues	$11,994	$9,313	$2,681	29%

Expenses
Operating	5,285	4,255	1,030	24%
Vehicle depreciation and lease charges, net	828	1,197	(369)	(31%)
Selling, general and administrative	1,348	1,145	203	18%
Vehicle interest, net	402	313	89	28%
Non-vehicle related depreciation and amortization	225	272	(47)	(17%)
Interest expense related to corporate debt, net:
Interest expense	250	218	32	15%
Early extinguishment of debt	—	136	(136)	n/m
Restructuring and other related charges	19	64	(45)	(70%)
Transaction-related costs, net	8	5	3	60%
Other (income) expense, net	(7)	—	(7)	n/m
Total expenses	$8,358	$7,605	$753	10%

Income before income taxes	3,636	1,708	1,928	n/m
Provision for income taxes	880	425	455	n/m
Net income	$2,756	$1,283	$1,473	n/m
Less: net loss attributable to non-controlling interests	(8)	(2)	(6)	n/m
Net income attributable to Avis Budget Group, Inc.	$2,764	$1,285	$1,479	n/m
__________
n/m    Not meaningful.

Revenues increased $2.7 billion, or 29%, for the year ended December 31, 2022 compared to 2021, primarily due to a 23% increase in volume and a 8% increase in revenue per day, excluding exchange rate effects, partially offset by a $327 million negative impact from currency exchange rate movements. Total expenses increased 10% for the year ended December 31, 2022, compared to 2021, primarily due to increased demand, partially offset by cost discipline as volume returned. Our effective tax rates for the years ended December 31, 2022 and 2021 were provisions of approximately 24% and 25% , respectively. As a result of these items, our net income increased by $1.5 billion compared to 2021. For the years ended December 31, 2022 and 2021, we reported earnings per diluted share of $57.16 and $19.44, respectively.

Operating expenses decreased to 44.1% of revenue for the year ended December 31, 2022 compared to 45.7% in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 6.9% of revenue for the year ended December 31, 2022 compared to 12.9% in 2021, primarily due to 41% lower per unit fleet cost, excluding exchange rate effects, driven by a favorable trend in the used-vehicle market. Selling, general and administrative costs decreased to 11.2% of revenue for the year ended December 31, 2022 compared to 12.3% in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle interest costs represented 3.4% of revenue, unchanged for the year ended December 31, 2022 compared to 2021.
Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income to Adjusted EBITDA:

	2022		2021
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$9,474	$3,660	$7,557	$2,364
International	2,520	560	1,756	118
Corporate and Other (a)	—	(87)	—	(71)
Total Company	$11,994	$4,133	$9,313	$2,411

	Reconciliation of net income (loss) to Adjusted EBITDA
			2022	2021
Net income			$2,756	$1,283
Provision for income taxes			880	425
Income before income taxes			$3,636	$1,708

Add:	Non-vehicle related depreciation and amortization (b)		235	279
Interest expense related to corporate debt, net:
Interest expense			250	218
Early extinguishment of debt			—	136
Restructuring and other related charges (c)			19	64
Transaction-related costs, net (d)			8	5
Unprecedented personal-injury and other legal matters, net (e)			1	3
COVID-19 charges, net (f)			(9)	(2)
Other (income) expense, net			(7)	—
Adjusted EBITDA			$4,133	$2,411
__________
(a)    Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)    Includes cloud computing costs of $10 million and $7 million in 2022 and 2021, respectively, within operating expenses.
(c)    Other related charges include costs associated with the separation of certain of our officers.
(d)    Primarily comprised of acquisition and integration related expenses.
(e)    Reported within operating expenses in our consolidated results of operations.
(f)    The following table presents the unusual, direct and incremental costs due to the COVID-19 pandemic:

	2022	2021
Minimum annual guaranteed rent in excess of concession fees, net	$(9)	$(2)
Vehicles damaged in overflow parking lots, net of insurance proceeds	—	(7)
Other charges	—	7

Operating expenses	(9)	(3)
Selling, general and administrative expenses	—	1
COVID-19 charges, net	$(9)	$(2)
Americas

	2022	2021	% Change
Revenues	$9,474	$7,557	25%
Adjusted EBITDA	$3,660	$2,364	55%

Revenues increased 25% for the year ended December 31, 2022 compared to 2021, primarily due to a 22% increase in volume and a 3% increase in revenue per day.

Operating expenses are consistent with prior year at 43.8% of revenue for the year ended December 31, 2022 compared to 43.7% in 2021. Vehicle depreciation and lease charges decreased to 4.4% of revenue for the year ended December 31, 2022 compared to 11.3% in 2021, primarily due to increased revenues and a 61% decrease in per-unit fleet costs, excluding exchange rate effects, driven by a favorable trend in the used-vehicle market. Selling, general and administrative costs decreased to 9.5% of revenue for the year ended December 31, 2022 compared to 10.3% in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle interest costs increased to 3.7% of revenue for the year ended December 31, 2022 compared to 3.4% in 2021, primarily due to higher interest rates.

Adjusted EBITDA was $1.3 billion higher for the year ended December 31, 2022 compared to 2021, primarily due to increased revenues, lower per-unit fleet costs and cost discipline as volume returned.
International

	2022	2021	% Change
Revenues	$2,520	$1,756	44%
Adjusted EBITDA	$560	$118	375%

Revenues increased 44% for the year ended December 31, 2022, compared to 2021, primarily due to a 31% increase in revenue per day, excluding exchange rate effects, a 23% increase in volume, partially offset by a $310 million negative impact from currency exchange rate movements.

Operating expenses decreased to 44.3% of revenue for the year ended December 31, 2022 compared to 53.5% in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle depreciation and lease charges decreased to 16.4% of revenue for the year ended December 31, 2022 compared to 19.7% in 2021, primarily due to increased revenues and improved utilization, partially offset by a 10% increase in per-unit fleet costs, excluding exchange rate effects. Selling, general and administrative costs decreased to 15.0% of revenue for the year ended December 31, 2022 compared to 17.1% in 2021, primarily due to increased revenues and cost discipline as volume returned. Vehicle interest costs decreased to 2.2% of revenue for the year ended December 31, 2022 compared to 3.1% in 2021, primarily due to increased revenue.

Adjusted EBITDA was $442 million higher for the year ended December 31, 2022 compared to 2021, primarily due to increased revenues and cost discipline as volume returned, partially offset by an increase in per-unit fleet costs and a $80 million negative impact from currency exchange rate movements.

Corporate and Other

	2022	2021	% Change
Revenues	$—	$—	n/m
Adjusted EBITDA	$(87)	$(71)	23%
__________
n/m    Not meaningful.

Adjusted EBITDA decreased $16 million for the year ended December 31, 2022, compared to 2021, due to higher selling, general and administrative expenses related to current year performance accruals and computer technology transformation costs, which are not attributable to a particular segment.

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
FINANCIAL CONDITION

	As of December 31,
	2022	2021	Change
Total assets exclusive of assets under vehicle programs	$8,499	$8,581	$(82)
Total liabilities exclusive of liabilities under vehicle programs	9,656	8,933	723
Assets under vehicle programs	17,428	14,019	3,409
Liabilities under vehicle programs	16,971	13,876	3,095
Stockholders’ equity	(700)	(209)	(491)

The increase in liabilities exclusive of liabilities under vehicle programs compared to 2021 is principally related to the increase in corporate indebtedness from the issuance of Floating Rate Term Loan due March 2029. See “Liquidity and Capital Resources” and Note 13 – Long-term Corporate Debt and Borrowing Arrangements to our Consolidated Financial Statements.

The increases in assets and liabilities under vehicle programs are principally related to the increase in the size of our vehicle rental fleet to meet increased demand. The decrease in stockholders’ equity compared to 2021 is principally related to our share repurchases, partially offset by comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

In March 2022, we entered into a $750 million Floating Rate Term Loan due March 2029, at a price of 97% of the aggregate principal amount, with interest paid monthly, which is part of our senior credit facilities. The Floating Rate Term Loan due March 2029 bears interest at one-month Secured Overnight Financing Rate (“SOFR”) plus 350 basis points.

During 2022, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued approximately $2.1 billion of asset-backed notes with expected final payment dates ranging from March 2023 to February 2028, and a weighted average interest rate of 4.94%. The proceeds from these borrowings were used to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States.

Our Board of Directors has authorized the repurchase of up to $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023. Our stock repurchases may occur through open market purchases, privately negotiated transactions or trading plans pursuant to Rule 10b5-1 of the Exchange Act. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restricted payment capacity under our debt instruments and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date. For the year ended December 31, 2022, we repurchased approximately 16.7 million shares of common stock at a cost of approximately $3.3 billion under the program. As of February 13, 2023, approximately $1.7 billion of authorization remained available to repurchase common stock under the program.
Cash Flows
Year Ended December 31, 2022 vs. Year Ended December 31, 2021
The following table summarizes our cash flows:

	Year Ended December 31,
	2022	2021	Change
Cash provided by (used in):
Operating activities	$4,707	$3,491	$1,216
Investing activities	(4,299)	(6,306)	2,007
Financing activities	(360)	2,687	(3,047)
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(32)	(11)	(21)
Net change in cash and cash equivalents, program and restricted cash	16	(139)	155
Cash and cash equivalents, program and restricted cash, beginning of period	626	765	(139)
Cash and cash equivalents, program and restricted cash, end of period	$642	$626	$16

The increase in cash provided by operating activities during 2022 compared with 2021 is primarily due to the increase in our net income.

The decrease in cash used in investing activities during 2022 compared with 2021 is primarily due to the increase in proceeds received on vehicle sales.

The decrease in cash provided by financing activities during 2022 compared with 2021 is primarily due to the increase in repurchases of common stock and net payments on vehicle borrowings, offset by a decrease in net payments on corporate borrowings.
We anticipate that our non-vehicle property and equipment additions will be approximately $325 million in 2023.
Debt and Financing Arrangements
At December 31, 2022, we had approximately $18.5 billion of indebtedness (including corporate indebtedness of approximately $4.7 billion and debt under vehicle programs of approximately $13.8 billion). For information regarding our debt and borrowing arrangements, see Note 1 – Basis of Presentation, Note 13 – Long-term Corporate Debt and Borrowing Arrangements, and Note 14 – Debt Under Vehicle Programs and Borrowing Arrangements to our Consolidated Financial Statements.

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
Our liquidity has in the past been, and could in the future be, negatively affected by any financial market disruptions or the absence of a recovery or worsening of the U.S. and worldwide economies, which may result in unfavorable conditions in the mobility industry, in the asset-backed financing market and in the credit markets generally. We believe these factors have affected and could further affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a worsening or prolonged downturn in the worldwide economy or a disruption in the credit markets could further impact our liquidity due to (i) decreased demand and pricing for vehicles in the used-vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers being unable or unwilling to honor their obligations to repurchase or guarantee the depreciation on the related program vehicles and (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market (see Part I, Item 1A, “Risk Factors” for further discussion).
As of December 31, 2022, we had access to $0.6 billion of available cash and cash equivalents and available borrowings under our revolving credit facility of approximately $1.0 billion, providing us with access to an approximate $1.6 billion of total liquidity.
Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the consolidated first lien leverage ratio requirement and other covenants associated with our senior credit facilities and other borrowings. As of December 31, 2022, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors”.

CONTRACTUAL OBLIGATIONS

For contractual obligations for material cash requirements from known contractual and other obligations as part of a liquidity and capital resources discussion, see Note 3 – Leases, Note 13 – Long-term Corporate Debt and Borrowing Arrangements, Note 14 – Debt Under Vehicle Programs and Borrowing Arrangements, and Note 15 – Commitments and Contingencies to our Consolidated Financial Statements.
CRITICAL ACCOUNTING ESTIMATES
Accounting Policies

The results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principals (GAAP), we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they relate to future events and/or events that are outside of our control. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.
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
Our goodwill and other indefinite-lived intangible assets are allocated among our reporting units. During 2022, 2021 and 2020, there was no impairment of goodwill and other intangible assets. See Note 7 – Intangible Assets to our Consolidated Financial Statements.

Vehicles. We present vehicles at cost, net of accumulated depreciation, on the Consolidated Balance Sheets. We record the initial cost of the vehicle, net of incentives and allowances from manufacturers. We acquire our rental vehicles either through repurchase and guaranteed depreciation programs with certain automobile manufacturers or outside of such programs. For rental vehicles purchased under such programs, we depreciate the vehicles such that the net book value on the date of sale or return to the manufacturers is intended to equal the contractual guaranteed residual values. For risk vehicles acquired outside of manufacturer repurchase and guaranteed depreciation programs, we depreciate based on the vehicles’ estimated residual market values at their expected dates of disposition. The estimation of residual values requires us to make assumptions regarding the age and mileage of the vehicle at the time of disposal, as well as expected used vehicle market conditions. We regularly evaluate estimated residual values and adjusts depreciation rates as appropriate. Differences between actual residual values and those estimated result in a gain or loss on disposal and are recorded as part of vehicle depreciation and lease charges, net, at the time of sale. See Note 2 – Summary of Significant Accounting Policies to our Consolidated Financial Statements. For a discussion of risk factors and assumptions relative to our vehicle valuations, refer to Item 1A, “Risk Factors”, included under Part 1 of this Annual Report on Form 10-K.
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
See Note 2 – Summary of Significant Accounting Policies and Note 9 – Income Taxes to our Consolidated Financial Statements for more information regarding income taxes.
Public Liability, Property Damage and Other Insurance Liabilities. Insurance liabilities on our Consolidated Balance Sheets include supplemental liability insurance, personal effects protection insurance, public liability, property damage and personal accident insurance claims for which we are self-insured. We estimate the required liability of such claims on an undiscounted basis utilizing an actuarial method that is based upon various assumptions which include, but are not limited to, our historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents for which we are ultimately liable and changes in the cost per incident. See Note 2 – Summary of Significant Accounting Policies to our Consolidated Financial Statements.
Adoption of New Accounting Pronouncements
For a description of our adoption of new accounting pronouncements and the impact thereof on our business, see Note 2 – Summary of Significant Accounting Policies to our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements
For a description of recently issued accounting pronouncements and the impact thereof on our business, see Note 2 – Summary of Significant Accounting Policies to our Consolidated Financial Statements.

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
Our total market risk is influenced by a wide variety of factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses discussed below. These “shock tests” are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled. For additional information regarding our borrowings and financial instruments, see Note 13 – Long-term Corporate Debt and Borrowing Arrangements, Note 14 – Debt Under Vehicle Programs and Borrowing Arrangements and Note 20 – Financial Instruments to our Consolidated Financial Statements.
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
We assess our market risk based on changes in currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, cash flows and fair values based on a hypothetical 10% appreciation or depreciation in the value of the underlying currencies being hedged, against the U.S. dollar at December 31, 2022. With all other variables held constant, a hypothetical 10% change (increase or decrease) in currency exchange rates would not have a material impact on our 2022 earnings. Because unrealized gains or losses related to foreign currency forward and swap contracts are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these foreign currency contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.
Interest Rate Risk Management
Our primary interest rate exposure at December 31, 2022 was interest rate fluctuation in the U.S. due to its impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate interest rate fluctuation will remain a primary market risk exposure for the foreseeable future.
We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate exposures and derivatives as of December 31, 2022, we estimate that a 10% change in interest rates would not have a material impact on our 2022 earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.

Commodity Risk Management
We have commodity price exposure related to fluctuations in the price of gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a hypothetical 10% change in the price of gasoline would not have a material impact on our earnings as of December 31, 2022.

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

(b)    Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2022, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their attestation report is included below.

(c)    Changes in Internal Control Over Financial Reporting. During the fourth quarter of 2022, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Avis Budget Group, Inc.
Parsippany, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Avis Budget Group, Inc. and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022 of the Company and our report dated February 16, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 16, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 15(A)(1). FINANCIAL STATEMENTS

See Consolidated Financial Statements and Consolidated Financial Statements Index commencing on page F-1 hereof.

ITEM 15(A)(2). FINANCIAL STATEMENT SCHEDULES

See Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020 commencing on page G-1 hereof.

ITEM 15(A)(3). EXHIBITS

See Exhibit Index commencing on page H-1 hereof.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIS BUDGET GROUP, INC.

By:	/s/ CATHLEEN DEGENOVA
Cathleen DeGenova
Vice President and Chief Accounting Officer
Date:	February 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH A. FERRARO	President and Chief Executive Officer	February 16, 2023
(Joseph A. Ferraro)

/s/ BRIAN CHOI	Executive Vice President and Chief Financial Officer	February 16, 2023
(Brian Choi)

/s/ CATHLEEN DEGENOVA	Vice President and Chief Accounting Officer	February 16, 2023
(Cathleen DeGenova)

/s/ BERNARDO HEES	Executive Chairman of the Board of Directors	February 16, 2023
(Bernardo Hees)

/s/ JAGDEEP PAHWA	Vice Chairman of the Board of Directors	February 16, 2023
(Jagdeep Pahwa)

/s/ ANU HARIHARAN	Director	February 16, 2023
(Anu Hariharan)

/s/ LYNN KROMINGA	Director	February 16, 2023
(Lynn Krominga)

/s/ GLENN LURIE	Director	February 16, 2023
(Glenn Lurie)

/s/ KARTHIK SARMA	Director	February 16, 2023
(Karthik Sarma)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Avis Budget Group, Inc.
Parsippany, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avis Budget Group, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

•We assessed the reasonableness of the estimated residual values of risk vehicles by performing the following procedures on a selection of risk vehicles:

–We tested the underlying historical data that served as the basis for the Company’s calculation of the estimated residual values to evaluate the reasonableness of the inputs.

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

Given the volume of public liability and property damage claims in the United States and the subjectivity of estimating the related self-insurance reserves for reported claims not yet paid and claims incurred but not yet reported due to uncertain exposure and projected loss development, performing audit procedures to evaluate whether these self-insurance reserves were appropriately recorded as of December 31, 2022 required a significant degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

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

•We tested the underlying data that served as the basis for the Company’s actuarial analysis, including historical claims, to test the reasonableness of the inputs to the actuarial estimate.

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

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 16, 2023

We have served as the Company’s auditor since 1997.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2022	2021	2020

Revenues	$11,994	$9,313	$5,402

Expenses
Operating	5,285	4,255	3,322
Vehicle depreciation and lease charges, net	828	1,197	1,368
Selling, general and administrative	1,348	1,145	703
Vehicle interest, net	402	313	318
Non-vehicle related depreciation and amortization	225	272	286
Interest expense related to corporate debt, net:
Interest expense	250	218	231
Early extinguishment of debt	—	136	9
Restructuring and other related charges	19	64	118
Transaction-related costs, net	8	5	3
Other (income) expense, net	(7)	—	—
Total expenses	8,358	7,605	6,358

Income (loss) before income taxes	3,636	1,708	(956)
Provision for (benefit from) income taxes	880	425	(272)

Net income (loss)	2,756	1,283	(684)
Less: net loss attributable to non-controlling interests	(8)	(2)	—
Net income (loss) attributable to Avis Budget Group, Inc.	$2,764	$1,285	$(684)

Earnings (loss) per share
Basic	$58.41	$19.79	$(9.71)
Diluted	$57.16	$19.44	$(9.71)
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2022	2021	2020

Net income (loss)	$2,756	$1,283	$(684)
Less: net loss attributable to non-controlling interests	(8)	(2)	—
Net income (loss) attributable to Avis Budget Group, Inc.	2,764	1,285	(684)

Other comprehensive income (loss), net of tax
Currency translation adjustments:
Currency translation adjustments, net of tax of $(11), $(20) and $23, respectively	(46)	$(35)	$33
Reclassification of currency translation adjustments to earnings	—	11	(2)
Cash flow hedges:
Net unrealized holding gains (losses), net of tax of $(20), $(6), and $14, respectively	57	18	(39)
Reclassification of cash flow hedges to earnings, net of tax of $(2), $(5), and $(3), respectively	7	14	8
Minimum pension liability adjustment:
Pension and post-retirement benefits, net of tax of $(4), $(13), and $12, respectively	11	39	(36)
Reclassification of pension and post-retirement benefits to earnings, net of tax of $(2), $(2), and $(3), respectively	3	7	6
	32	54	(30)
Total comprehensive income (loss) attributable to Avis Budget Group, Inc.	$2,796	$1,339	$(714)
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$570	$534
Receivables (net of allowance for doubtful accounts of $86 and $84, respectively)	810	775
Other current assets	506	538
Total current assets	1,886	1,847

Property and equipment, net	594	537
Operating lease right-of-use assets	2,405	2,368
Deferred income taxes	1,379	1,615
Goodwill	1,070	1,108
Other intangibles, net	666	724
Other non-current assets	499	382
Total assets exclusive of assets under vehicle programs	8,499	8,581

Assets under vehicle programs:
Program cash	70	89
Vehicles, net	15,961	12,866
Receivables from vehicle manufacturers and other	421	222
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	976	842
	17,428	14,019
Total assets	$25,927	$22,600

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$2,547	$2,389
Short-term debt and current portion of long-term debt	27	19
Total current liabilities	2,574	2,408

Long-term debt	4,644	3,990
Long-term operating lease liabilities	1,884	1,910
Other non-current liabilities	554	625
Total liabilities exclusive of liabilities under vehicle programs	9,656	8,933

Liabilities under vehicle programs:
Debt	2,534	2,542
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	11,275	8,848
Deferred income taxes	2,754	2,242
Other	408	244
	16,971	13,876

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 250 shares; issued 137 shares, respectively	1	1
Additional paid-in capital	6,666	6,676
Retained earnings (accumulated deficit)	2,579	(185)
Accumulated other comprehensive loss	(101)	(133)
Treasury stock, at cost 98 and 81 shares, respectively	(9,848)	(6,579)
Stockholders’ equity attributable to Avis Budget Group, Inc.	(703)	(220)
Non-controlling interests	3	11
Total stockholders’ equity	(700)	(209)
Total liabilities and stockholders’ equity	$25,927	$22,600
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income (loss)	$2,756	$1,283	$(684)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Vehicle depreciation	1,709	1,402	1,330
Amortization of right-of-use assets	877	806	945
(Gain) loss on sale of vehicles, net	(1,019)	(361)	(157)
Non-vehicle related depreciation and amortization	225	272	286
Deferred income taxes	682	378	(317)
Stock-based compensation	25	30	9
Amortization of debt financing fees	34	33	33
Early extinguishment of debt costs	—	136	9
Net change in assets and liabilities:
Receivables	(97)	(143)	115
Income taxes	6	(28)	1
Accounts payable and other current liabilities	217	414	(181)
Operating lease liabilities	(879)	(801)	(936)
Other, net	171	70	238
Net cash provided by operating activities	4,707	3,491	691

Investing activities
Property and equipment additions	(246)	(108)	(94)
Proceeds received on asset sales	2	3	6
Net assets acquired (net of cash acquired)	(3)	(46)	(69)
Other, net	(33)	(3)	—
Net cash used in investing activities exclusive of vehicle programs	(280)	(154)	(157)

Vehicle programs:
Investment in vehicles	(10,491)	(10,054)	(5,401)
Proceeds received on disposition of vehicles	6,606	4,077	8,753
Investment in debt securities of Avis Budget Rental Car Funding (AESOP)—related party	(439)	(367)	(286)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP)—related party	305	192	268
	(4,019)	(6,152)	3,334
Net cash provided by (used in) investing activities	(4,299)	(6,306)	3,177

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Year Ended December 31,
	2022	2021	2020
Financing activities
Proceeds from long-term borrowings	$729	$1,100	$991
Payments on long-term borrowings	(24)	(1,354)	(308)
Net change in short-term borrowings	(1)	1	—
Debt financing fees	(7)	(24)	(26)
Proceeds from issuance of common stock	—	—	15
Repurchases of common stock	(3,329)	(1,460)	(119)
Contributions from non-controlling interests	40	38	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(2,592)	(1,699)	553

Vehicle programs:
Proceeds from borrowings	17,419	14,467	13,558
Payments on borrowings	(15,160)	(10,056)	(18,138)
Debt financing fees	(27)	(25)	(18)
	2,232	4,386	(4,598)
Net cash provided by (used in) financing activities	(360)	2,687	(4,045)

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(32)	(11)	42

Net increase (decrease) in cash and cash equivalents, program and restricted cash	16	(139)	(135)
Cash and cash equivalents, program and restricted cash, beginning of period	626	765	900
Cash and cash equivalents, program and restricted cash, end of period	$642	$626	$765

Supplemental disclosure
Interest payments	$543	$509	$503
Income tax payments, net	$192	$75	$44
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2020	137.1	$1	$6,741	$(785)	$(157)	(63.2)	$(5,144)	$656	$—	$656

Cumulative effect of accounting change		—	—	(1)	—		—	(1)	—	(1)

Comprehensive loss:
Net loss	—	—	—	(684)	—	—	—	—	—	(684)
Other comprehensive loss	—	—	—	—	(30)	—	—	—	—	(30)

Total comprehensive loss				(684)	(30)			(714)	—	(714)

Non-controlling interests	—	—	(2)	—	—	—	—	(2)	—	(2)
Net activity related to restricted stock units	—	—	(50)	—	—	0.5	54	4	—	4
Activity related to employee stock purchase plan	—	—	(1)	—	—	—	1	—	—	—
Issuance of common stock	—	—	(20)	—	—	0.4	35	15	—	15
Repurchases of common stock	—	—	—	—	—	(5.0)	(113)	(113)	—	(113)

Balance at December 31, 2020	137.1	$1	$6,668	$(1,470)	$(187)	(67.3)	$(5,167)	$(155)	$—	$(155)

Comprehensive income:
Net income	—	—	—	1,285	—	—	—	—	(2)	1,283
Other comprehensive income	—	—	—	—	54	—	—	—	—	54

Total comprehensive income				1,285	54			1,339	(2)	1,337

Contributions from non-controlling interests	—	—	25	—	—	—	—	25	13	38
Net activity related to restricted stock units	—	—	(17)	—	—	0.4	31	14	—	14
Repurchases of common stock	—	—	—	—	—	(14.3)	(1,443)	(1,443)	—	(1,443)

Balance at December 31, 2021	137.1	$1	$6,676	$(185)	$(133)	(81.2)	$(6,579)	$(220)	$11	$(209)

Comprehensive income:
Net income	—	—	—	2,764	—	—	—	2,764	(8)	2,756
Other comprehensive income	—	—	—	—	32	—	—	32	—	32

Total comprehensive income				2,764	32			2,796	(8)	2,788

Contributions from non-controlling interests	—	—	24	—	—	—	—	24	—	24
Net activity related to restricted stock units	—	—	(34)	—	—	0.3	(2)	(36)	—	(36)
Repurchases of common stock	—	—	—	—	—	(16.7)	(3,267)	(3,267)	—	(3,267)

Balance at December 31, 2022	137.1	$1	$6,666	$2,579	$(101)	(97.6)	$(9,848)	$(703)	$3	$(700)
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
We operate the following reportable business segments:

•Americas - consisting primarily of (i) vehicle rental operations in North America, South America, Central America and the Caribbean, (ii) car sharing operations in certain of these markets, and (iii) licensees in the areas in which we do not operate directly.

•International - consisting primarily of (i) vehicle rental operations in Europe, the Middle East, Africa, Asia and Australasia, (ii) car sharing operations in certain of these markets, and (iii) licensees in the areas in which we do not operate directly.

We have completed the business acquisitions discussed in Note 6 – Acquisitions to these Consolidated Financial Statements. The operating results of the acquired businesses are included in the accompanying Consolidated Financial Statements from the dates of acquisition.
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

We combine all lease and non-lease components of our vehicle rental contracts for which the timing and pattern of transfer are the same and the lease component meets the classification of an operating lease. Vehicle rentals and other related products and mobility services are recognized evenly over the period of rental, which is on average approximately five days. (See Note 3 – Leases).

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

Revenues are recognized under Leases (Topic 842) with the exception of royalty fee revenue derived from our licensees and revenue related to our customer loyalty program, which were approximately $165 million, $127 million and $159 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table presents our revenues disaggregated by geography:

	Year Ended December 31,
	2022	2021	2020
Americas	$9,474	$7,557	$3,965
Europe, Middle East and Africa	1,927	1,400	1,127
Asia and Australasia	593	356	310
Total revenues	$11,994	$9,313	$5,402

The following table presents our revenues disaggregated by brand:

	Year Ended December 31,
	2022	2021	2020
Avis	$6,519	$4,894	$2,961
Budget	4,701	3,715	1,908
Other	774	704	533
Total revenues	$11,994	$9,313	$5,402
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

The following table presents changes in deferred revenue associated with our customer loyalty program:

	Year Ended December 31,
	2022	2021
Balance, January 1	$50	$34
Revenue deferred	52	49
Revenue recognized	(41)	(33)
Balance, December 31	$61	$50
_______
At December 31, 2022 and 2021, $15 million and $33 million was included in accounts payable and other current liabilities, respectively, and $46 million and $17 million in other non-current liabilities, respectively. Non-current amounts are expected to be recognized as revenue within two to three years.
Currency Translation
Assets and liabilities of foreign operations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the prevailing monthly average rate of exchange. The related translation adjustments are reflected in accumulated other comprehensive income (loss) in the stockholders’ equity section of the Consolidated Balance Sheets and in the Consolidated Statements of Comprehensive Income (See Note 16 – Stockholders' Equity). We have designated our euro-denominated Notes as a hedge of our investment in euro-denominated foreign operations and, accordingly, record the effective portion of gains or losses on this net investment hedge in accumulated other comprehensive income (loss) as part of currency translation adjustments.
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

	As of December 31,
	2022	2021
Cash and cash equivalents	$570	$534
Program cash	70	89
Restricted cash (a)	2	3
Total cash and cash equivalents, program and restricted cash	$642	$626
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
We capitalize the costs of software developed for internal use when the preliminary project stage is completed and management (i) commits to funding the project and (ii) believes it is probable that the project will be completed and the software will be used to perform the function intended. The software developed or obtained for internal use is amortized on a straight-line basis commencing when such software is ready for its intended use. The net carrying value of software developed or obtained for internal use was $174 million and $188 million as of December 31, 2022 and 2021, respectively.
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
The estimation of residual values requires us to make assumptions regarding the age and mileage of the car at the time of disposal, as well as expected used vehicle auction market conditions. We regularly evaluate estimated residual values and adjust depreciation rates as appropriate. Differences between actual residual values and those estimated result in a gain or loss on disposal and are recorded as part of vehicle depreciation at the time of sale. Vehicle-related interest expense amounts are net of vehicle-related interest income of $1 million, $1 million and $12 million for 2022, 2021 and 2020, respectively.
Advertising Expenses
Advertising and digital marketing costs are generally expensed in the period incurred and are recorded within selling, general and administrative expenses in our Consolidated Statements of Operations. During 2022, 2021 and 2020, advertising costs were approximately $64 million, $81 million and $54 million, respectively. In addition, during 2022, 2021 and 2020, digital marketing costs were approximately $71 million, $44 million and $37 million, respectively.
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
Self-Insurance Reserves
The Consolidated Balance Sheets include $391 million and $383 million of liabilities associated with retained risks of liability to third parties as of December 31, 2022 and 2021, respectively. Such liabilities relate primarily to public liability and third-party property damage claims, as well as claims arising from the sale of ancillary insurance products including, but not limited to, supplemental liability, personal effects protection and personal accident insurance. These obligations represent an estimate for both reported claims not yet paid and claims incurred but not yet reported. The estimated reserve requirements for such claims are recorded on an undiscounted basis utilizing actuarial methodologies and various assumptions which include, but are not limited to, our historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents for which we are ultimately liable and changes in the cost per incident. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.
The Consolidated Balance Sheets also include liabilities of approximately $53 million and $48 million as of December 31, 2022 and 2021, respectively, related to workers’ compensation, health and welfare and other employee benefit programs. The liabilities represent an estimate for both reported claims not yet paid and claims incurred but not yet reported, utilizing actuarial methodologies similar to those described above. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.
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
Investments
We account for investments for which we have the ability to exercise significant influence, but do not have a controlling interest, using the equity method of accounting and record our proportional share of net income or loss within operating expenses in the Consolidated Statements of Operations. We assess equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. Any difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge if the loss in value is deemed other than temporary. As of December 31, 2022 and 2021, we had investments with a carrying value of $77 million and $72 million, respectively, recorded within other non-current assets on the Consolidated Balance Sheets.
Aggregate realized gains and losses on equity investments and dividend income are recorded within operating expenses on the Consolidated Statements of Operations. During 2022, 2021 and 2020, the amounts realized from the sale of equity investments and dividend income was $12 million, $10 million and $5 million, respectively. See Note 17 – Related Party Transactions for our equity method investment in our former subsidiary.
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
In February 2022, we completed the sale of our operations in the United States Virgin Islands for $13 million, for the right to operate the Avis brand. During the year ended December 31, 2022, we recorded a gain of $2 million within restructuring and other related charges.

In December 2021, we entered into a stock purchase agreement with Spuigroep B.V. to sell our operations in the Netherlands. In March 2022, we completed the sale of our operations in the Netherlands for $15 million, subject to working capital adjustments, for the right to operate the Avis and Budget brands. During the year ended December 31, 2022, we recorded a loss of $7 million, net of impact of foreign currency adjustments, within restructuring and other related charges. The Netherlands operations are reported within our International reporting segment.
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
Variable Interest Entity (“VIE”)
We review our investments to determine if they are VIEs. A VIE is an entity in which either (i) the equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. Entities that are determined to be VIEs are consolidated if we are the primary beneficiary of the entity. The primary beneficiary possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. We will reconsider our original assessment of a VIE upon the occurrence of certain events such as contributions and redemptions, either by us, or third parties, or amendments to an entity’s governing documents. On an ongoing basis, we reconsider whether we are deemed to be a VIE’s primary beneficiary. See Note 17 – Related Party Transactions for our VIE investment in our former subsidiary.

Nonmarketable Equity Securities

We classify investments without readily determinable fair values that are not accounted for under the equity method as nonmarketable equity securities. The accounting guidance requires nonmarketable equity securities to be recorded at cost and adjusted to fair value at each reporting period. We apply the measurement alternative, which allows these investments to be recorded at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. Any changes in value are recorded within operating expenses. As of December 31, 2022 and 2021, our nonmarketable equity securities within non-current assets on our Consolidated Balance sheets were not material and no material adjustments were made to the carrying values of these securities during the years ended December 31, 2022, 2021 or 2020.

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

Reference Rate Reform

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848),” which amends ASU 2020-04 and clarifies the scope and guidance of Topic 848 to allow derivatives impacted by the reference rate reform to qualify for certain optional expedients and exceptions for contract modifications and hedge accounting. The guidance is optional and is effective for a limited period of time through December 31, 2022. As of December 31, 2022, this guidance had no impact on our Consolidated Financial Statements and we will continue to evaluate this guidance.

 3.    Leases

Lessor

The following table presents our lease revenues disaggregated by geography:

	Year Ended December 31,
	2022	2021	2020
Americas	$9,401	$7,501	$3,864
Europe, Middle East and Africa	1,852	1,343	1,080
Asia and Australasia	576	342	299
Total lease revenues	$11,829	$9,186	$5,243

The following table presents our lease revenues disaggregated by brand:

	Year Ended December 31,
	2022	2021	2020
Avis	$6,420	$4,828	$2,851
Budget	4,650	3,674	1,878
Other	759	684	514
Total lease revenues	$11,829	$9,186	$5,243
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

We lease a portion of our vehicles under operating leases. As of December 31, 2022 and 2021, we have guaranteed up to $65 million and $102 million, respectively, of residual values for these vehicles at the end of their respective lease terms. We believe that, based on current market conditions, the net proceeds from the sale of these vehicles at the end of their lease terms will equal or exceed their net book values and therefore have not recorded a liability related to guaranteed residual values.

The components of lease expense are as follows:

	Year Ended December 31,
	2022	2021	2020
Property leases (a)
Operating lease expense	$703	$561	$575
Variable lease expense	520	433	152
Sublease income	(5)	(6)	(6)
Total property lease expense	$1,218	$988	$721

Vehicle leases
Finance lease expense:
Amortization of ROU assets (b)	$29	$37	$33
Interest on lease liabilities (c)	3	4	3
Operating lease expense (b)	138	156	195
Total vehicle lease expense	$170	$197	$231
__________
(a)    Primarily included in operating expenses and includes $(9) million, $(2) million and $60 million of minimum annual guaranteed rent in excess of concession fees as defined in our rental concession agreement for the years ended December 31, 2022, 2021 and 2020, respectively.
(b)    Included in vehicle depreciation and lease charges, net.
(c)    Included in vehicle interest, net.

Supplemental balance sheet information related to leases is as follows:

	As of December 31,
	2022	2021
Property leases
Operating lease ROU assets	$2,405	$2,368

Short-term operating lease liabilities (a)	$555	$496
Long-term operating lease liabilities	1,884	1,910
Operating lease liabilities	$2,439	$2,406

Weighted average remaining lease term	8.2 years	8.8 years
Weighted average discount rate	4.30%	3.84%

Vehicle leases
Finance
Finance lease ROU assets, gross	$267	$353
Accumulated amortization	(45)	(72)
Finance lease ROU assets, net (b)	$222	$281

Short-term vehicle finance lease liabilities	$44	$126
Long-term vehicle finance lease liabilities	132	116
Vehicle finance lease liabilities (c)	$176	$242

Weighted average remaining lease term	2.0 years	2.2 years
Weighted average discount rate	1.82%	1.97%

Operating
Vehicle operating lease ROU assets (d)	$86	$63

Short-term vehicle operating lease liabilities	$64	$50
Long-term vehicle operating lease liabilities	22	14
Vehicle operating lease liabilities (e)	$86	$64

Weighted average remaining lease term	1.4 years	1.3 years
Weighted average discount rate	4.86%	2.66%
_________
(a)    Included in accounts payable and other current liabilities.
(b)    Included in vehicles, net within Assets under vehicle programs.
(c)    Included in debt within liabilities under vehicle programs.
(d)    Included in receivables from vehicle manufacturers and other within assets under vehicle programs.
(e)    Included in other within liabilities under vehicle programs.

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2022	2021	2020
Cash payments for lease liabilities within operating activities:
Property operating leases	$743	$639	$740
Vehicle finance leases	3	4	3
Vehicle operating leases	137	162	196
Cash payments for lease liabilities within financing activities:
Vehicle finance leases	181	193	294
Non-cash activities - increase in ROU assets in exchange for lease liabilities:
Property operating leases	812	484	666
Vehicle finance leases	153	223	257
Vehicle operating leases	161	115	111

Maturities of lease liabilities as of December 31, 2022 are as follows:

	Property Operating Leases	Vehicle Finance Leases	Vehicle Operating Leases
Within 1 year	$646	$44	$64
Between 1 and 2 years	441	4	18
Between 2 and 3 years	345	128	6
Between 3 and 4 years	286	—	1
Between 4 and 5 years	234	—	—
Thereafter	967	—	—
Total lease payments	2,919	176	89
Less: Imputed interest	(480)	—	(3)
Total	$2,439	$176	$86

 4.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Year Ended December 31,
	2022	2021	2020
Net income (loss) attributable to Avis Budget Group, Inc. for basic and diluted EPS	$2,764	$1,285	$(684)

Basic weighted average shares outstanding	47.3	64.9	70.5
Options and non-vested stock	1.1	1.2	—
Diluted weighted average shares outstanding	$48.4	$66.1	$70.5

Earnings (loss) per share:
Basic	$58.41	$19.79	$(9.71)
Diluted	$57.16	$19.44	$(9.71)

The following table summarizes our outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS (shares in millions):

	As of December 31,
	2022	2021	2020
Non-vested stock (a)	0.2	—	1.2
__________
(a)The weighted average grant date fair value for anti-dilutive non-vested stock for 2022 and 2020 was $177.70 and $26.20, respectively.

 5.    Restructuring and Other Related Charges

Restructuring

During second quarter 2022, we initiated a restructuring plan to focus on consolidating our global operations by designing new processes and implementing new systems (“Cost Optimization”). As of December 31, 2022, we formally communicated and terminated employment of approximately 200 employees as part of this process. We expect no further restructuring expense related to this initiative.

During the first quarter of 2021, we initiated a global restructuring plan to focus on cost discipline by reviewing headcounts, facilities and contractor agreements. We transformed our business as we exited the COVID-19 crisis by controlling fixed costs and matching variable costs to demand (“T21”). We expect no further restructuring expense related to this initiative.

During first quarter 2020, we initiated a global restructuring plan to reduce operating costs, such as headcount and facilities, due to declining reservations and revenue resulting from the COVID-19 outbreak (“2020 Optimization”). We expect no further restructuring expense related to this initiative.

During third quarter 2019, we initiated a restructuring plan to exit our operations in Brazil by closing rental facilities, disposing of assets and terminating personnel (“Brazil”). This initiative is complete.

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

The following tables summarize the change to our restructuring-related liabilities and identifies the amounts recorded within our reporting segments for restructuring charges and corresponding payments and utilizations:

	Personnel Related	Facility Related	Other (a)	Total
Balance at January 1, 2020	$3	$1	$2	$6
Restructuring expense:
2020 Optimization	73	3	3	79
Brazil	1	1	(2)	—
T19	—	—	14	14
Restructuring payment/utilization:
2020 Optimization	(68)	(2)	(1)	(71)
Brazil	—	(1)	2	1
T19	(5)	—	(15)	(20)
Balance as of December 31, 2020	$4	$2	$3	$9
Restructuring expense:
T21	26	4	2	32
T19	—	—	(2)	(2)
Restructuring payment/utilization:
T21	(17)	(4)	(4)	(25)
2020 Optimization	(5)	—	—	(5)
T19	(1)	—	2	1
Balance as of December 31, 2021	$7	$2	$1	$10
Restructuring expense:
Cost Optimization	9	—	—	9
T21	3	—	—	3
Brazil	—	—	1	1
Restructuring payment/utilization:
Cost Optimization	(6)	—	(1)	(7)
T21	(8)	(1)	—	(9)
2020 Optimization	(1)	—	—	(1)
Brazil	—	—	(1)	(1)
T19	—	(1)	—	(1)
Balance as of December 31, 2022	$4	$—	$—	$4
__________
(a)Includes expenses primarily related to the disposition of vehicles.

	Americas	International	Total
Balance at January 1, 2020	$2	$4	$6
Restructuring expense:
2020 Optimization	31	48	79
T19	14	—	14
Restructuring payment/utilization:
2020 Optimization	(29)	(42)	(71)
Brazil	1	—	1
T19	(16)	(4)	(20)
Balance as of December 31, 2020	3	6	9
Restructuring expense:
T21	5	27	32
T19	(2)	—	(2)
Restructuring payment/utilization:
T21	(4)	(21)	(25)
2020 Optimization	(2)	(3)	(5)
T19	2	(1)	1
Balance as of December 31, 2021	2	8	10
Restructuring expense:
Cost Optimization	2	7	9
T21	1	2	3
Brazil	1	—	1
Restructuring payment/utilization:
Cost Optimization	(2)	(5)	(7)
T21	(2)	(7)	(9)
2020 Optimization	—	(1)	(1)
Brazil	(1)	—	(1)
T19	—	(1)	(1)
Balance as of December 31, 2022	$1	$3	$4

Other Related Charges

Limited Voluntary Opportunity Plans (“LVOP”)

During the second quarter of 2021, our operations in our International segment offered a voluntary termination program to certain employees in field operations and general and administrative functions for a limited time. These employees, if qualified, elected resignation from employment in return for enhanced severance benefits to be settled in cash. During the year ended December 31, 2021, we recorded other related charges of approximately $17 million in connection with the LVOP. As of December 31, 2021, approximately 130 employees elected to participate in the plan and the participants have been terminated.

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

Officer Separation Costs

In April 2022, we announced the departure of Veresh Sita as Executive Vice President and Chief Digital and Innovation Officer effective May 13, 2022. In connection with Mr. Sita’s separation, we recorded other related charges of approximately $1 million, inclusive of accelerated stock-based compensation expense, for the year ended December 31, 2022.

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

 6.    Acquisitions

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

2020

During 2020, we completed the acquisitions of various licensees in North America and Europe, for approximately $28 million, plus $22 million for acquired fleet. These investments were in-line with our strategy to re-acquire licensees when advantageous to expand our footprint of Company-operated locations. The acquired fleet was financed under our existing arrangements. In connection with these acquisitions, approximately $28 million was recorded in other intangibles related to license agreements. The license agreements are being amortized over a weighted average useful life of approximately two years. Differences between the preliminary allocation of purchase price and the final allocation were not material for Avis and Budget Licensees.

 7.    Intangible Assets
Intangible assets consisted of:

	As of December 31, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements (a)	$290	$217	$73	$298	$193	$105
Customer relationships (b)	247	207	40	257	204	53
Other (c)	48	39	9	51	36	15
	$585	$463	$122	$606	$433	$173

Unamortized Intangible Assets
Goodwill	$1,070			$1,108
Trademarks	$544			$551
_________
(a)Primarily amortized over a period ranging from 0 to 40 years with a weighted average life of 16 years.
(b)Primarily amortized over a period ranging from 3 to 20 years with a weighted average life of 12 years.
(c)Primarily amortized over a period ranging from 2 to 10 years with a weighted average life of 9 years.

Amortization expense relating to all intangible assets was as follows:

	Year Ended December 31,
	2022	2021	2020
License agreements	$29	$47	$37
Customer relationships	10	14	23
Other	5	6	5
Total	$44	$67	$65
Based on our amortizable intangible assets at December 31, 2022, we expect related amortization expense of approximately $27 million for 2023, $22 million for 2024, $16 million for 2025, $15 million for 2026 and $12 million for 2027 excluding effects of currency exchange rates.
The carrying amounts of goodwill and related changes are as follows:

	Americas	International	Total Company
Goodwill as of January 1, 2021	$2,140	$1,115	$3,255
Accumulated impairment losses as of January 1, 2021	(1,587)	(531)	(2,118)
Goodwill as of January 1, 2021	553	584	1,137
Currency translation adjustments and other	—	(29)	(29)
Goodwill as of December 31, 2021	553	555	1,108
Currency translation adjustments and other	(3)	(35)	(38)
Goodwill as of December 31, 2022	$550	$520	$1,070

 8.    Vehicle Rental Activities
The components of vehicles, net within assets under vehicle programs are as follows:

	As of December 31,
	2022	2021
Rental vehicles	$17,819	$14,612
Less: Accumulated depreciation	(2,211)	(1,911)
	15,608	12,701
Vehicles held for sale	317	165
Vehicles, net investment in lease(a)	36	—
Vehicles, net	$15,961	$12,866
_______
(a)See Note 17 – Related Party Transactions
The components of vehicle depreciation and lease charges, net are summarized below:

	Year Ended December 31,
	2022	2021	2020
Depreciation expense	$1,709	$1,402	$1,330
Lease charges	138	156	195
(Gain) loss on sale of vehicles, net	(1,019)	(361)	(157)
Vehicle depreciation and lease charges, net	$828	$1,197	$1,368

At December 31, 2022, 2021 and 2020, we had payables related to vehicle purchases included in liabilities under vehicle programs - other of $265 million, $142 million and $232 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $212 million, $134 million and $162 million, respectively.

 9.    Income Taxes

The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$—	$—	$(5)
State	137	35	21
Foreign	61	12	29
Current income tax provision	198	47	45

Deferred
Federal	622	309	(104)
State	(22)	78	(90)
Foreign	82	(9)	(123)
Deferred income tax provision (benefit)	682	378	(317)
Provision for (benefit from) income taxes	$880	$425	$(272)
Income (loss) before income taxes is comprised of the following:

	Year Ended December 31,
	2022	2021	2020
United States	$3,114	$1,529	$(590)
Foreign	522	179	(366)
Income (loss) before income taxes	$3,636	$1,708	$(956)

Deferred income tax assets, net is comprised of the following:

	As of December 31,
	2022	2021
Deferred income tax assets:
Net tax loss carryforwards	$1,109	$1,480
Long-term operating lease liabilities	666	625
Accrued liabilities and deferred revenue	231	272
Tax credits	38	11
Depreciation and amortization	25	19
Provision for doubtful accounts	19	18
Other	167	100
Valuation allowance (a)	(101)	(167)
Deferred income tax assets	2,154	2,358

Deferred income tax liabilities:
Operating lease right-of-use assets	657	614
Depreciation and amortization	90	102
Prepaid expenses	24	23
Other	4	4
Deferred income tax liabilities	775	743
Deferred income tax assets, net	$1,379	$1,615
__________

(a)    The valuation allowance of $101 million at December 31, 2022 relates to tax loss carryforwards and certain deferred tax assets of $97 million and $4 million, respectively. The valuation allowance of $167 million at December 31, 2021 relates to tax loss carryforwards and certain deferred tax assets of $163 million and $4 million, respectively. The valuation allowances will be reduced when and if we determine it is more likely than not that the related deferred income tax assets will be realized. The decrease in valuation allowance as compared to the year ended December 31, 2021 is primarily related to a release of valuation allowance for certain state net operating losses.

Deferred income tax assets and liabilities related to vehicle programs are comprised of the following:

	As of December 31,
	2022	2021
Deferred income tax assets:
Depreciation and amortization	$63	$80
Other	22	19
Deferred income tax assets	85	99

Deferred income tax liabilities:
Depreciation and amortization	2,815	2,321
Other	24	20
Deferred income tax liabilities	2,839	2,341
Deferred income tax liabilities under vehicle programs, net	$2,754	$2,242
At December 31, 2022, we had U.S. federal net operating loss carryforwards of approximately $3.6 billion. The majority of the net operating loss carryforwards have an indefinite utilization period pursuant to the Tax Act and a significant remaining portion expires by 2031. Such net operating loss carryforwards are primarily related to accelerated depreciation of our U.S. vehicles. Currently, we do not record valuation allowances on the majority of our U.S. federal tax loss carryforwards as there are adequate deferred tax liabilities that could be realized within the carryforward period. At December 31, 2022, we had foreign net operating loss carryforwards of approximately $1.1 billion, the majority of which has an indefinite utilization period.
At December 31, 2022, we had undistributed earnings of certain foreign subsidiaries of approximately $1.2 billion that we have indefinitely reinvested, and on which we have not recognized deferred taxes. Estimating the amount of potential tax is not practicable because of the complexity and variety of assumptions necessary to compute the tax.
The reconciliation between the U.S. federal income tax statutory rate and our effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory rate	21.0%	21.0%	21.0%
Adjustments to reconcile to the effective rate:
State and local income taxes, net of federal tax benefits	3.9	5.5	4.8
Changes in valuation allowances	(1.3)	(0.6)	—
Taxes on foreign operations at rates different than U.S. federal statutory rates	1.2	(2.0)	3.1
Stock-based compensation	(0.5)	(0.3)	(0.1)
Other non-deductible (non-taxable) items	0.4	0.6	(0.4)
Other	(0.5)	0.7	—
	24.2%	24.9%	28.4%

The following is a tabular reconciliation of the gross amount of unrecognized tax benefits for the year:

	2022	2021	2020
Balance, January 1	$58	$57	$54
Additions for tax positions related to current year	4	4	4
Additions for tax positions for prior years	3	3	—
Reductions for tax positions for prior years	(5)	(3)	(1)
Settlements	(5)	—	(3)
Foreign currency translation	(2)	(3)	3
Balance, December 31	$53	$58	$57
We do not anticipate that total unrecognized tax benefits will change significantly in 2023.
We are subject to taxation in the United States and various foreign jurisdictions. As of December 31, 2022, the 2007 through 2021 tax years generally remain subject to examination by the federal tax authorities. The 2012 through 2021 tax years generally remain subject to examination by various state tax authorities. In significant foreign jurisdictions, the 2012 through 2021 tax years generally remain subject to examination by their respective tax authorities.
Substantially all of the gross amount of the unrecognized tax benefits at December 31, 2022, 2021 and 2020, if recognized, would affect our provision for (benefit from) income taxes. As of December 31, 2022, our unrecognized tax benefits were offset by tax loss carryforwards and other deferred tax assets in the amount of $24 million.
The following table presents unrecognized tax benefits:

	As of December 31,
	2022	2021
Unrecognized tax benefit in non-current income taxes payable (a)	$33	$30
Accrued interest payable on potential tax liabilities (b)	31	29
__________
(a)Pursuant to the agreements governing the disposition of certain subsidiaries in 2006, we are entitled to indemnification for certain predisposition tax contingencies. As of December 31, 2022 and 2021, $13 million, in each period, of unrecognized tax benefits are related to tax contingencies for which we believe we are entitled to indemnification.
(b)We recognize potential interest related to unrecognized tax benefits within interest expense related to corporate debt, net on the accompanying Consolidated Statements of Operations. Penalties incurred during the years ended December 31, 2022, 2021 and 2020, were not significant and were recognized as a component of the provision for (benefit from) income taxes.

 10.    Other Current Assets
Other current assets consisted of:

	As of December 31,
	2022	2021
Prepaid expenses	$252	$205
Sales and use taxes	142	238
Other	112	95
Other current assets	$506	$538

 11.    Property and Equipment, net
Property and equipment, net consisted of:

	As of December 31,
	2022	2021
Land	$59	$50
Buildings and leasehold improvements	507	525
Capitalized software	906	932
Furniture, fixtures and equipment	382	426
Projects in process	89	84
Buses and support vehicles	90	80
	2,033	2,097
Less: Accumulated depreciation and amortization	(1,439)	(1,560)
Property and equipment, net	$594	$537
Depreciation and amortization expense relating to property and equipment during 2022, 2021 and 2020 was $181 million, $205 million and $218 million, respectively (including $115 million, $105 million and $113 million, respectively, of amortization expense relating to capitalized software). At December 31, 2022, we had payables related to property and equipment included in accounts payable and other current liabilities and in other non-current liabilities of $19 million and $1 million, respectively. At December 31, 2021, we had payables related to property and equipment included in accounts payable and other current liabilities and in other non-current liabilities of $20 million and $2 million, respectively.

 12.    Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consisted of:

	As of December 31,
	2022	2021
Short-term operating lease liabilities	$555	$496
Accounts payable	466	407
Accrued advertising and marketing	268	218
Accrued sales and use taxes	246	313
Accrued payroll and related	205	193
Deferred lease revenues – current	188	185
Public liability and property damage insurance liabilities – current	174	159
Other	445	418
Accounts payable and other current liabilities	$2,547	$2,389

 13.    Long-term Corporate Debt and Borrowing Arrangements
Long-term debt and other borrowing arrangements consisted of:

	Maturity Date	As of December 31,
		2022	2021
4.125% euro-denominated Senior Notes	November 2024	$321	$341
4.500% euro-denominated Senior Notes	May 2025	268	284
4.750% euro-denominated Senior Notes	January 2026	375	398
5.750% Senior Notes	July 2027	732	728
4.750% Senior Notes	April 2028	500	500
5.375% Senior Notes	March 2029	600	600
Floating Rate Term Loan (a)	August 2027	1,176	1,187
Floating Rate Term Loan (a)	March 2029	725	—
Other (b)		18	19
Deferred financing fees		(44)	(48)
Total		4,671	4,009
Less: Short-term debt and current portion of long-term debt		27	19
Long-term debt		$4,644	$3,990
_________
(a)The floating rate term loan is part of our senior revolving credit facility, which is secured by pledges of capital stock of certain our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property.
(b)Primarily includes finance leases which are secured by liens on the related assets.
Term Loan
Floating Rate Term Loan due 2029. In March 2022, we entered into a $750 million Floating Rate Term Loan due March 2029, at a price of 97% of the aggregate principal amount, with interest paid monthly. The Term Loan bears interest at one-month Secured Overnight Financing Rate (“SOFR”) plus 350 basis points for an aggregate rate of 7.92%.
Floating Rate Term Loan due 2027. In February 2020, we amended our Floating Rate Term Loan and extended its maturity term to 2027. We increased the outstanding borrowing principal amount of the Floating Rate Term Loan to $1.2 billion and on April 1, 2020 used the additional loan amount to redeem $100 million of our outstanding 5.500% Senior Notes due 2023. As of December 31, 2022, the loan bears interest at one-month LIBOR plus 1.75%, for an aggregate rate of 6.14%; however, we entered into an interest rate swap to hedge $700 million of our interest rate exposure related to the floating rate term loan at an aggregate rate of 4.75%.
Senior Notes

4.125% euro-denominated Senior Notes due 2024. In September 2016, we issued €300 million of 4.125% euro-denominated Senior Notes due 2024 at par, with interest payable semi-annually. We have the right to redeem these notes in whole or in part at any time on or after November 15, 2019 at specified redemption prices plus accrued interest. In October 2016, we used the net proceeds from the offering primarily to redeem €275 million of our outstanding 6.000% euro-denominated Senior Notes due 2021.

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

In connection with the debt amendments and repayments for the years ended December 31, 2021 and 2020, we recorded $136 million and $9 million in early extinguishment of debt costs, respectively.

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
Debt Maturities
The following table provides contractual maturities of our corporate debt at December 31, 2022:

Year	Amount
2023	$27
2024	346
2025	291
2026	396
2027	1,867
Thereafter	1,788
$4,715

Committed Credit Facilities And Available Funding Arrangements
At December 31, 2022, the committed corporate credit facilities available to us and/or our subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2026 (a)	$2,000	$—	$966	$1,034
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

Debt Covenants

The agreements governing our indebtedness contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries, the incurrence of additional indebtedness and/or liens by us and certain of our subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. Our senior credit facility also contains a maximum leverage ratio requirement. As of December 31, 2022, we were in compliance with the financial covenants governing our indebtedness.

 14.    Debt Under Vehicle Programs and Borrowing Arrangements
Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of December 31,
	2022	2021
Americas – Debt due to Avis Budget Rental Car Funding (a)	$11,322	$8,889
Americas – Debt borrowings	598	612
International – Debt borrowings	1,700	1,757
International – Finance leases	176	177
Other	65	3
Deferred financing fees (b)	(52)	(48)
Total	$13,809	$11,390
__________
(a)Increase reflects additional borrowings principally to fund increases in our rental fleet.
(b)Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of December 31, 2022 and 2021 were $47 million and $41 million, respectively.

Americas

Debt due to Avis Budget Rental Car Funding. Avis Budget Rental Car Funding, an unconsolidated bankruptcy remote qualifying special purpose limited liability company, issues privately placed notes to investors as well as to banks and bank-sponsored conduit entities. Avis Budget Rental Car Funding uses the proceeds from its note issuances to make loans to our wholly-owned subsidiary, AESOP Leasing LP (“AESOP Leasing”), on a continuing basis. AESOP Leasing is required to use the proceeds of such loans to acquire or finance the acquisition of vehicles used in our rental car operations. By issuing debt through the Avis Budget Rental Car Funding program, we pay a lower rate of interest than if we had issued debt directly to third parties. Avis Budget Rental Car Funding is not consolidated, as we are not the “primary beneficiary” of Avis Budget Rental Car Funding. We determined that we are not the primary beneficiary because we do not have the obligation to absorb the potential losses or receive the benefits of Avis Budget Rental Car Funding’s activities since our only significant source of variability in the earnings, losses or cash flows of Avis Budget Rental Car Funding is exposure to our own creditworthiness, due to our loan from Avis Budget Rental Car Funding. Because Avis Budget Rental Car Funding is not consolidated, AESOP Leasing’s loan obligations to Avis Budget Rental Car Funding are reflected as related party debt on our Consolidated Balance Sheets. We also have an asset within Assets under vehicle programs on our Consolidated Balance Sheets which represents securities issued to us by Avis Budget Rental Car Funding. AESOP Leasing is

consolidated, as we are the “primary beneficiary” of AESOP Leasing; as a result, the vehicles purchased by AESOP Leasing remain on our Consolidated Balance Sheets. We determined we are the primary beneficiary of AESOP Leasing, as we have the ability to direct its activities, an obligation to absorb a majority of its expected losses and the right to receive the benefits of AESOP Leasing’s activities. AESOP Leasing’s vehicles and related assets, which as of December 31, 2022, approximate $13.2 billion and some of which are subject to manufacturer repurchase and guaranteed depreciation agreements, collateralize the debt issued by Avis Budget Rental Car Funding. The assets and liabilities of AESOP Leasing are presented on our Consolidated Balance Sheets within Assets under vehicle programs and Liabilities under vehicle programs, respectively. The assets of AESOP Leasing, included within assets under vehicle programs (excluding the investment in Avis Budget Rental Car Funding (AESOP) LLC—related party) are restricted. Such assets may be used only to repay the respective AESOP Leasing liabilities, included within Liabilities under vehicle programs, and to purchase new vehicles, although if certain collateral coverage requirements are met, AESOP Leasing may pay dividends from excess cash. The creditors of AESOP Leasing and Avis Budget Rental Car Funding have no recourse to our general credit. We periodically provide Avis Budget Rental Car Funding with non-contractually required support, in the form of equity and loans, to serve as additional collateral for the debt issued by Avis Budget Rental Car Funding.
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
In May 2021, AESOP issued $800 million of asset-backed notes with an expected final payment date of August 2026. In June 2021, AESOP issued $96 million, $105 million and $103 million of asset-backed notes with expected final payment dates of March 2024, September 2024 and August 2025, respectively. In November 2021, AESOP issued $650 million of asset-backed notes with an expected final payment date of February 2027. In April 2022, AESOP issued $660 million of asset-backed notes to investors with an expected final payment date of August 2027. In May 2022, AESOP issued $87 million, $68 million and $55 million of asset-backed notes with expected final payment dates of March 2025, March 2023 and September 2023, respectively. In June 2022, AESOP entered into $800 million of variable funding asset-backed notes to investors with a final payment date of September 2022. In July 2022, AESOP issued $389 million and $374 million of asset-backed notes to investors with expected final payment dates of February 2026 and February 2028, respectively. Following this issuance, amounts available under our $800 million variable funding asset-backed notes supplement entered into during June 2022 were reduced to zero. In November 2022, AESOP issued $500 million of asset-backed notes to investors with an expected final payment date of April 2026. We used the proceeds from these borrowings to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. Borrowings under the Avis Budget Rental Car Funding program primarily represent fixed rate notes and had a weighted average interest rate of 4.07% and 2.66% as of December 31, 2022 and 2021 respectively.
Debt borrowings. We finance the acquisition of vehicles used in our Canadian rental operations through a consolidated, bankruptcy remote special-purpose entity, which issues privately placed notes to investors and bank-sponsored conduits. We finance the acquisition of fleet for our truck rental operations in the United States through a combination of debt facilities and leases. These debt borrowings represent a mix of fixed and floating rate debt and had a weighted average interest rate of 4.26% and 2.64% as of December 31, 2022 and 2021 respectively.

International

Debt borrowings. In EMEA we operate a €1.7 billion European rental fleet securitization program, with maturity in 2024, which is used to finance fleet purchases for certain of our European operations. The International borrowings primarily represent floating rate notes and had a weighted average interest rate of 3.92% and 1.66% as of December 31, 2022 and 2021, respectively.

Finance leases. We obtain a portion of our International vehicles under finance lease arrangements. For the years ended December 31, 2022 and 2021, the weighted average interest rate on these borrowings was 1.82% and 1.25% respectively. All finance leases are on a fixed repayment basis and interest rates are fixed at the contract date.

Debt Maturities
The following table provides the contractual maturities of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2022:

Debt under Vehicle Programs (a)
2023 (b)	$2,235
2024 (c)	5,485
2025	2,351
2026	2,124
2027	1,238
Thereafter	428
$13,861
__________
(a)    Vehicle-backed debt primarily represents asset-backed securities.
(b)    Includes $0.4 billion of bank and bank-sponsored facilities.
(c)    Includes $2.4 billion of bank and bank-sponsored facilities.

Committed Credit Facilities And Available Funding Arrangements
The following table presents available funding under our debt arrangements related to our vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2022:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas – Debt due to Avis Budget Rental Car Funding	$11,921	$11,322	$599
Americas – Debt borrowings	970	598	372
International – Debt borrowings	2,628	1,700	928
International – Finance leases	208	176	32
Other	65	65	—
Total	$15,792	$13,861	$1,931
__________
(a)Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)The outstanding debt is collateralized by vehicles and related assets of $13.0 billion for Americas - Debt due to Avis Budget Rental Car Funding; $1.0 billion for Americas - Debt borrowings; $2.6 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants
The agreements under our vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions, and in some cases also require compliance with certain financial requirements. As of December 31, 2022, we are not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under our vehicle-backed funding programs.

 15.    Commitments and Contingencies
Contingencies

In 2006, we completed the spin-offs of our Realogy (formally Realogy, now Anywhere Real Estate Inc.) and Wyndham subsidiaries. We do not believe that the impact of any resolution of pre-existing contingent liabilities in connection with the spin-offs should result in a material liability to us in relation to our consolidated financial position or liquidity, as Realogy and Wyndham each have agreed to assume responsibility for these liabilities. We are also named in litigation that is primarily related to the businesses of our former subsidiaries, including Realogy and Wyndham. We are entitled to indemnification from such entities for any liability resulting from such litigation.

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

We are currently involved, and in the future may be involved, in claims and/or legal proceedings, including class actions, and governmental inquiries that are incidental to our vehicle rental and car sharing operations, including, among others, contract and licensee disputes, competition matters, employment and wage-and-hour claims, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable resolutions could occur. We estimate that the potential exposure resulting from adverse outcomes of current legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $40 million in excess of amounts accrued as of December 31, 2022. We do not believe that the impact should result in a material liability to us in relation to our consolidated financial condition or results of operations.
Commitments to Purchase Vehicles
We maintain agreements with vehicle manufacturers under which we have agreed to purchase approximately $6.7 billion of vehicles from manufacturers over the next 12 months, a $0.8 billion increase compared to December 31, 2021, financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.
Other Purchase Commitments
In the normal course of business, we make various commitments to purchase other goods or services from specific suppliers, including those related to marketing, advertising, computer services and capital expenditures. As of December 31, 2022, we had approximately $102 million of purchase obligations, which extend through 2027.
Concentrations
Concentrations of credit risk at December 31, 2022, include (i) risks related to our repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers and primarily with respect to receivables for program cars that have been disposed, but for which we have not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $27 million and $16 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.
Asset Retirement Obligations
We maintain a liability for asset retirement obligations. An asset retirement obligation is a legal obligation to perform certain activities in connection with the retirement, disposal or abandonment of assets. Our asset retirement obligations, which are measured at discounted fair values, are primarily related to the removal of underground gasoline storage tanks at our rental facilities. The liability accrued for asset retirement obligations was $26 million and $28 million at December 31, 2022 and 2021, respectively.
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

 16.    Stockholders' Equity
Cash Dividend Payments
During 2022, 2021 and 2020, we did not declare or pay any cash dividends. Our ability to pay dividends to holders of our common stock is limited by our senior credit facility, the indentures governing our senior notes and our vehicle financing programs.
Share Repurchases
As of December 31, 2022, our Board of Directors authorized the repurchase of up to approximately $7.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded. During 2022, 2021 and 2020, we repurchased approximately 36 million shares of common stock at a cost of approximately $4.8 billion under the program. As of December 31, 2022, approximately $691 million of authorization remained available to repurchase common stock under this plan.

Share Issuances

On February 10, 2020, we announced we had appointed a new Chairman of the Board of Directors and in connection with this appointment, the new Chairman purchased an aggregate $15 million of unregistered shares of our common stock at a price per share equal to the closing price of our common stock on February 7, 2020. We issued the common stock from treasury shares.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustments (a)	Net Unrealized Gains (Losses) on Cash Flow Hedges (b)	Minimum Pension Liability Adjustment (c)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2020	$9	$(20)	$(146)	$(157)
Other comprehensive income (loss) before reclassifications	33	(39)	(36)	(42)
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	8	6	12
Net current-period other comprehensive income (loss)	31	(31)	(30)	(30)
Balance, December 31, 2020	40	(51)	(176)	(187)
Other comprehensive income (loss) before reclassifications	(35)	18	39	22
Amounts reclassified from accumulated other comprehensive income (loss)	11	14	7	32
Net current-period other comprehensive income (loss)	(24)	32	46	54
Balance, December 31, 2021	16	(19)	(130)	(133)
Other comprehensive income (loss) before reclassifications	(46)	57	11	22
Amounts reclassified from accumulated other comprehensive income (loss)	—	7	3	10
Net current-period other comprehensive income (loss)	(46)	64	14	32
Balance, December 31, 2022	$(30)	$45	$(116)	$(101)
 __________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries (see Note 9 – Income Taxes for impacts of the Tax Act) and include a $114 million gain, net of tax, related to our hedge of our investment in euro-denominated foreign operations (See Note 20 – Financial Instruments).
(a)For the years ended December 31, 2021 and 2020, the amounts were reclassified from accumulated other comprehensive income (loss) into restructuring and other related charges.
(b)For the years ended December 31, 2022, 2021 and 2020, the amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $9 million ($7 million, net of tax), $17 million ($12 million, net of tax) and $9 million ($6 million, net of tax), respectively. For the years ended December 31, 2021 and 2020, the amounts reclassified from accumulated other comprehensive income (loss) into vehicle interest expense were $2 million ($2 million, net of tax).
(c)For the years ended December 31, 2022, 2021 and 2020, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $5 million ($3 million, net of tax), $9 million ($7 million, net of tax) and $9 million ($6 million, net of tax), respectively.

 17.    Related Party Transactions

SRS Mobility Ventures, LLC

In 2021, SRS Mobility Ventures, LLC acquired a 33 1/3% Class A Membership Interest in one of our subsidiaries at fair value of $37.5 million. SRS Mobility Ventures, LLC is an affiliate of our largest shareholder, SRS Investment Management, LLC.

On September 1, 2022, through the issuance of Class B Preferred Voting Membership Interests, SRS Mobility Ventures, LLC increased their ownership in this subsidiary to 51% at a fair value of $62 million. As a result, we deconsolidated our former subsidiary, Avis Mobility Ventures LLC (“AMV”), from our financial statements and now record our proportional share of the former subsidiary’s income or loss within other (income) expense, net in our Consolidated Statements of Operations as we do not have the ability to direct the significant activities of the former subsidiary and are therefore no longer primary beneficiary of the VIE.

In accordance with ASC Topic 810-10-40, we must deconsolidate a subsidiary as of the date we cease to have a controlling interest in that subsidiary and recognize the gain or loss in net income at that time. The fair value of our retained investment was determined utilizing a discounted cash flow methodology based on various assumptions, including projections of future cash flows, which include forecast of future revenue and EBITDA. Upon deconsolidation, our former subsidiary had a net asset carrying amount of $49 million resulting in a gain of $10 million, which is reported within other (income) expense, net during the year ended December 31, 2022.

We provide vehicles and related fleet services to AMV, as well as certain administrative services to support their operations. For the year ended December 31, 2022, we recognized $7 million of income related to these services within other (income) expense, net. At December 31, 2022, we had receivables from AMV of $6 million and a net investment in vehicle finance leases of $36 million. The carrying amount of our equity investment was approximately $49 million at December 31, 2022 and is recorded within other non-current assets in our Consolidated Balance Sheet. For the year ended December 31, 2022, we recorded losses of $10 million within other (income) expense, net related to our equity investment.
SRS Investment Management LLC
On December 23, 2022, we also entered into an amended and restated cooperation agreement with SRS Investment Management LLC and certain of its affiliates.

 18.    Stock-Based Compensation

Our Amended and Restated Equity and Incentive Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock- or cash-based awards to employees, directors and other individuals who perform services for us and our subsidiaries. The maximum number of shares reserved for grant of awards under the plan is 22.5 million, with approximately 4.1 million shares available as of December 31, 2022. We typically settle stock-based awards with treasury shares.
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
In June 2020, we granted market-based RSUs that vest based on absolute stock price attainment. The grant date fair value of this award is estimated using a Monte Carlo simulation model. The weighted average assumptions used in the model are outlined in the table below. During the years ended December 31, 2022 and 2021, we did not issue any stock unit awards containing a market condition.

Expected volatility of stock price	91%
Risk-free interest rate	0.18%
Valuation period	3 years
Dividend yield	—%

Annual activity related to stock units consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2022	671	$39.39
Granted (a)	180	172.34
Vested (b)	(360)	37.35
Forfeited	(40)	61.80
Outstanding and expected to vest at December 31, 2022 (c)	451	$92.06	1.1	$74
Performance-based and market-based RSUs
Outstanding at January 1, 2022	886	$35.40
Granted (a)	99	193.48
Vested (b)	(254)	34.24
Forfeited	(40)	49.75
Outstanding at December 31, 2022	691	$57.56	0.9	$113
Outstanding and expected to vest at December 31, 2022 (c)	683	$55.99	0.9	$112
__________
(a)Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors, which are discussed separately below. The weighted-average fair value of time-based RSUs, and performance-based and market-based RSUs granted in 2021 was $65.23 and $62.27, respectively, and the weighted-average fair value of time-based RSUs and performance-based RSUs granted in 2020 was $23.14 and $21.06, respectively.
(b)The total fair value of RSUs vested during 2022, 2021 and 2020 was $22 million, $17 million and $19 million, respectively.
(c)Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $49 million and will be recognized over a weighted average vesting period of 1.0 year.

Non-employee Directors Deferred Compensation Plan
We grant stock awards on an annual basis to non-employee directors representing between 50% and 100% of a director’s annual compensation and such awards could be deferred under the Non-employee Directors Deferred Compensation Plan. During 2022, 2021 and 2020, we granted 2,500, 8,800 and 34,000 awards, respectively, to non-employee directors.
Stock-Compensation Expense
During 2022, 2021 and 2020, we recorded stock-based compensation expense of $25 million ($17 million, net of tax), $30 million ($21 million, net of tax) and $9 million ($7 million, net of tax), respectively.

 19.    Employee Benefit Plans
Defined Contribution Savings Plans
We sponsor several defined contribution savings plans in the United States and certain foreign subsidiaries that provide certain of our eligible employees an opportunity to accumulate funds for retirement. We match portions of the contributions of participating employees on the basis specified by the plans. Our contributions to these plans were $26 million, $22 million and $23 million during 2022, 2021 and 2020, respectively.

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
The components of net periodic (benefit) cost consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Service cost (a)	$5	$6	$5
Interest cost (b)	16	12	17
Expected return on plan assets (b)	(37)	(35)	(31)
Amortization of unrecognized amounts (b)	5	9	9
Net periodic (benefit) cost	$(11)	$(8)	$—
__________
(a)For the years ended December 31, 2022, 2021, and 2020, $4 million was included in operating expenses, in each period, and $1 million, $2 million and $1 million was included in selling, general and administrative expenses, respectively.
(b)Included in selling, general and administrative expenses.

We use a measurement date of December 31 for our pension plans. The funded status of the pension plans were as follows:

	As of December 31,
Change in Benefit Obligation	2022	2021
Benefit obligation at end of prior year	$881	$926
Service cost	5	6
Interest cost	16	12
Actuarial (gain) loss	(247)	(17)
Plan amendments	(1)	(3)
Currency translation adjustment	(51)	(12)
Net benefits paid	(28)	(31)
Benefit obligation at end of current year	$575	$881

Change in Plan Assets
Fair value of assets at end of prior year	$772	$722
Actual return on plan assets	(196)	71
Employer contributions	12	16
Currency translation adjustment	(46)	(5)
Net benefits paid	(28)	(32)
Fair value of assets at end of current year	$514	$772

Amounts recognized in the statement of financial position consist of the following:

	As of December 31,
Funded Status	2022	2021
Classification of net balance sheet assets (liabilities):
Non-current assets	$36	$50
Current liabilities	(4)	(5)
Non-current liabilities	(93)	(154)
Net funded status	$(61)	$(109)
The following assumptions were used to determine pension obligations and pension costs for the principal plans in which our employees participated:

	For the Year Ended December 31,
U.S. Pension Benefit Plans	2022	2021	2020
Discount rate:
Net periodic benefit cost	2.67%	2.25%	3.10%
Benefit obligation	5.18%	2.67%	2.25%
Long-term rate of return on plan assets	6.25%	6.75%	7.00%

Non-U.S. Pension Benefit Plans
Discount rate:
Net periodic benefit cost	1.83%	1.40%	1.95%
Benefit obligation	4.79%	1.83%	1.40%
Long-term rate of return on plan assets	4.39%	3.71%	3.80%
To select discount rates for our defined benefit pension plans, we use a modeling process that involves matching the expected cash outflows of such plans, to yield curves constructed from portfolios of AA-rated fixed-income debt instruments. We use the average yields of the hypothetical portfolios as a discount rate benchmark.
Our expected rate of return on plan assets of 6.25% and 4.39% for the U.S. plans and non-U.S. plans, respectively, used to determine pension obligations and pension costs, are long-term rates based on historic plan asset returns in individual jurisdictions, over varying long-term periods combined with current market expectations and broad asset mix considerations.
As of December 31, 2022 and 2021, plans with projected benefit obligations in excess of plan assets had projected benefit obligations of $332 million and $453 million, respectively, and plan assets of $235 million and $297 million, respectively. As of December 31, 2022 and 2021, plans with accumulated benefit obligations in excess of plan assets had accumulated benefit obligations of $329 million and $453 million, respectively, and plan assets of $235 million and $303 million, respectively. The accumulated benefit obligation for all plans was $571 million and $872 million as of December 31, 2022 and 2021, respectively. We expect to contribute approximately $1 million to the plans in 2023.
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
The following table presents the defined benefit pension plans’ assets measured at fair value:

	As of December 31, 2022
Asset Class	Level 1	Level 2	Level 3	Total
Cash equivalents and short-term investments	$18	$6	$—	$24
U.S. equities	69	19	—	88
Non-U.S. equities	39	30	—	69
Government bonds	—	2	—	2
Corporate bonds	126	48	—	174
Other assets	2	101	54	157
Total assets	$254	$206	$54	$514
__________
For the year ended December 31, 2022, we purchased and classified $54 million of investments as Level 3.

	As of December 31, 2021
Asset Class	Level 1	Level 2	Level 3	Total
Cash equivalents and short-term investments	$14	$48	$—	$62
U.S. equities	115	45	—	160
Non-U.S. equities	56	89	—	145
Government bonds	6	11	—	17
Corporate bonds	134	51	—	185
Other assets	5	152	46	203
Total assets	$330	$396	$46	$772
__________
For the year ended December 31, 2021, we purchased and classified $46 million of investments as Level 3.
We estimate that future benefit payments from plan assets will be $30 million, $31 million, $32 million, $33 million, $34 million and $183 million for 2023, 2024, 2025, 2026, 2027 and 2028 to 2032, respectively.

Multiemployer Plans
We contribute to a number of multiemployer plans under the terms of collective-bargaining agreements that cover a portion of our employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects: (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; (iii) if we elect to stop participating in a multiemployer plan, we may be required to contribute to such plan an amount based on the under-funded status of the plan; and (iv) we have no involvement in the management of the multiemployer plans’ investments. For the year ended December 31, 2022, we contributed $8 million and for the years ended December 31, 2021 and 2020, we contributed $7 million, in each period, to multiemployer plans.

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
Interest Rate Risk. We use various hedging strategies including interest rate swaps and interest rate caps to create what we deem an appropriate mix of fixed and floating rate assets and liabilities. We use interest rate swaps and interest rate caps to manage the risk related to our floating rate corporate debt and our floating rate vehicle-backed debt. We record the changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. We record the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, currently in earnings and are presented in the same line of the income statement expected for the hedged item. We estimate that approximately $16 million of gain currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.
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
There were no significant concentrations of credit risk with any individual counterparty or groups of counterparties at December 31, 2022 or 2021, other than (i) risks related to our repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, and primarily with respect to receivables for program cars that were disposed but for which we have not yet received payment from the manufacturers (see Note 2 – Summary of Significant Accounting Policies), (ii) receivables from Realogy and Wyndham related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition and (iii) risks related to leases which have been assumed by Realogy but of which we are a guarantor. Concentrations of credit risk associated with trade receivables are considered minimal due to our diverse customer base. We do not normally require collateral or other security to support credit sales.
Fair Value
Derivative instruments and hedging activities
As described above, derivative assets and liabilities consist principally of currency exchange contracts, interest rate swaps, interest rate caps and commodity contracts. We held derivative instruments with absolute notional values as follows:

	As of December 31,
	2022	2021
Foreign exchange contracts	$1,160	$1,655
Interest rate caps (a)	14,219	11,900
Interest rate swaps	1,450	1,450
__________
(a)Represents $9.8 billion of interest rate caps sold, partially offset by approximately $4.4 billion of interest rate caps purchased at December 31, 2022 and $7.2 billion of interest rate caps sold, partially offset by approximately $4.7 billion of interest rate caps purchased at December 31, 2021. These amounts exclude $6.2 billion and $3.0 billion of interest rate caps purchased by our Avis Budget Rental Car Funding subsidiary at December 31, 2022 and 2021, respectively.
Fair values (Level 2) of derivative instruments are as follows:

	As of December 31, 2022		As of December 31, 2021
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$61	$—	$2	$27
Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	4	6	7	10
Interest rate caps (c)	46	111	11	15
Total	$111	$117	$20	$52
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, as it is not consolidated by us; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income (loss), as discussed in Note 16 – Stockholders' Equity.
(a)Included in other non-current assets or other non-current liabilities.
(b)Included in other current assets or other current liabilities.
(c)Included in assets under vehicle programs or liabilities under vehicle programs.

The effects of derivatives recognized in our Consolidated Financial Statements are as follows:

	Year Ended December 31,
	2022	2021	2020
Financial instruments designated as hedging instruments (a)
Interest rate swaps (b)	$64	$32	$(31)
Euro-denominated notes (c)	44	56	(67)
Financial instruments not designated as hedging instruments (d)
Foreign exchange contracts (e)	36	(3)	(5)
Interest rate caps (f)	(1)	(1)	—
Commodity contracts (g)	—	—	(6)
Total	$143	$84	$(109)
__________
(a)Recognized, net of tax, as a component of accumulated other comprehensive income (loss) within stockholders’ equity.
(b)Classified as a net unrealized gain (loss) on cash flow hedges in accumulated other comprehensive income (loss). Refer to Note 16 – Stockholders' Equity for amounts reclassified from accumulated other comprehensive income (loss) into earnings.
(c)Classified as a net investment hedge within currency translation adjustment in accumulated other comprehensive income (loss).
(d)Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.
(e)For the year ended December 31, 2022, included a $39 million gain in interest expense and a $3 million loss in operating expenses. For the year ended December 31, 2021, included a $2 million loss in interest expense and a $1 million loss in operating expenses. For the year ended December 31, 2020, included a $3 million loss in interest expense and a $2 million loss in operating expenses.
(f)Primarily included in vehicle interest, net.
(g)Included in operating expenses.
Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

	As of December 31, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$27	$26	$19	$18
Long-term debt	4,644	4,411	3,990	4,153

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$11,275	$10,848	$8,848	$9,009
Vehicle-backed debt	2,423	2,422	2,528	2,559
Interest rate swaps and interest rate caps (a)	111	111	14	14
___________
(a)Derivatives in liability position.

 21.    Segment Information
Our chief operating decision-maker assesses performance and allocates resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which the segments operate and other relevant factors. We aggregate certain of our operating segments into our reportable segments.
Management evaluates the operating results of each of our reportable segments based upon revenues and “Adjusted EBITDA,” which we define as income from continuing operations before non-vehicle related depreciation and amortization; any impairment charges; restructuring and other related charges; early extinguishment of debt costs; non-vehicle related interest; transaction-related costs, net; charges for unprecedented personal-injury and other legal matters, net, which includes amounts recorded in excess of $5 million related to class action lawsuits; non-operational charges related to shareholder activist activity, which include third party advisory, legal and other professional fees; COVID-19 charges, net; other (income)

expense, net; and income taxes.
We revised our definition of Adjusted EBITDA to exclude other (income) expense, net. We did not revise prior years' Adjusted EBITDA because there were no other charges similar in nature. We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our operating businesses and in comparing our results from period to period. We also believe that Adjusted EBITDA is useful to investors because it allows them to assess our results of operations and financial condition on the same basis that management uses internally. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended December 31, 2022

	Americas	International	Corporate and Other (a)	Total
Revenues	$9,474	$2,520	$—	$11,994
Vehicle depreciation and lease charges, net	414	414	—	828
Vehicle interest, net	348	54	—	402
Adjusted EBITDA	3,660	560	(87)	4,133
Non-vehicle depreciation and amortization	141	66	18	225
Assets exclusive of assets under vehicle programs	5,798	2,402	299	8,499
Assets under vehicle programs	14,269	3,159	—	17,428
Capital expenditures (excluding vehicles)	117	33	96	246
__________
(a)Primarily represents unallocated corporate expenses and receivables from our former subsidiaries.
Year Ended December 31, 2021

	Americas	International	Corporate and Other (a)	Total
Revenues	$7,557	$1,756	$—	$9,313
Vehicle depreciation and lease charges, net	851	346	—	1,197
Vehicle interest, net	258	55	—	313
Adjusted EBITDA	2,364	118	(71)	2,411
Non-vehicle depreciation and amortization	178	84	10	272
Assets exclusive of assets under vehicle programs	5,746	2,716	119	8,581
Assets under vehicle programs	11,437	2,582	—	14,019
Capital expenditures (excluding vehicles)	74	26	8	108
__________
(a)Primarily represents unallocated corporate expenses and receivables from our former subsidiaries.

Year Ended December 31, 2020

	Americas	International	Corporate and Other (a)	Total
Revenues	$3,965	$1,437	$—	$5,402
Vehicle depreciation and lease charges, net	968	400	—	1,368
Vehicle interest, net	274	44	—	318
Adjusted EBITDA	72	(202)	(45)	(175)
Non-vehicle depreciation and amortization	185	91	10	286
Assets exclusive of assets under vehicle programs	5,510	2,754	101	8,365
Assets under vehicle programs	7,155	2,018	—	9,173
Capital expenditures (excluding vehicles)	65	29	—	94
__________
(a)Primarily represents unallocated corporate expenses and receivables from our former subsidiaries.
Provided below is a reconciliation of Adjusted EBITDA to income (loss) before income taxes.

	For the Year Ended December 31,
	2022	2021	2020
Adjusted EBITDA	$4,133	$2,411	$(175)
Less:
Non-vehicle related depreciation and amortization (a)	235	279	286
Interest expense related to corporate debt, net
Interest expense	250	218	231
Early extinguishment of debt	—	136	9
COVID-19 charges (b)	(9)	(2)	122
Restructuring and other related charges	19	64	118
Non-operational charges related to shareholder activist activity (c)	—	3	8
Unprecedented personal-injury and other legal matters, net (d)	1	—	4
Transaction-related costs, net	8	5	3
Other (income) expense, net	(7)	—	—
Income (loss) before income taxes	$3,636	$1,708	$(956)
__________
(a)    Includes amortization of intangible assets recognized in purchase accounting of $43 million in 2022, $66 million in 2021 and $66 million in 2020. Includes operating expenses in our Consolidated Statements of Operations related to cloud computing costs of $10 million and $7 million in 2022 and 2021, respectively.
(b)    The following table presents the unusual, direct and incremental costs due to the COVID-19 pandemic:

	2022	2021
Minimum annual guaranteed rent in excess of concession fees, net	$(9)	$(2)
Vehicles damaged in overflow parking lots, net of insurance proceeds	—	(7)
Other charges	—	7

Operating expenses	$(9)	$(3)
Selling, general and administrative expenses	—	1
COVID-19 charges, net	$(9)	$(2)
(c)    Reported within selling, general and administrative expenses in our Consolidated Statements of Operations.
(d)    Reported within operating expenses on our Consolidated Statements of Operations.

The geographic segment information provided below is classified based on the geographic location of our subsidiaries.

	United States	All Other Countries	Total
2022
Revenues	$8,975	$3,019	$11,994
Assets exclusive of assets under vehicle programs	5,622	2,877	8,499
Assets under vehicle programs	13,514	3,914	17,428
Net long-lived assets	1,386	944	2,330

2021
Revenues	$7,254	$2,059	$9,313
Assets exclusive of assets under vehicle programs	5,575	3,006	8,581
Assets under vehicle programs	10,915	3,104	14,019
Net long-lived assets	1,328	1,041	2,369

2020
Revenues	$3,758	$1,644	$5,402
Assets exclusive of assets under vehicle programs	5,262	3,103	8,365
Assets under vehicle programs	6,797	2,376	9,173
Net long-lived assets	1,421	1,147	2,568

 22.    Subsequent Event

In January 2023, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued $850 million of asset-backed notes to investors with a weighted average interest rate of 5.34%.

In February 2023, our Board of Directors approved a $1 billion increase in repurchase authorization to our Stock Repurchase Program.

*****

Schedule II – Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period	Expense (Benefit)	Other Adjustments(a)	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31,
2022	$84	$91	$(3)	$(86)	$86
2021	60	107	(2)	(81)	84
2020	52	73	3	(68)	60

Tax Valuation Allowance:
Year Ended December 31,
2022	$169	$(63)	$(3)	$—	$103
2021	207	(35)	(3)	—	169
2020	214	(1)	(6)	—	207
__________
(a)Primarily currency translation adjustments.

G-1

EXHIBIT NO.	DESCRIPTION
2.1
Separation and Distribution Agreement by and among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated August 1, 2006).

2.2
Letter Agreement dated August 17, 2006 related to the Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation*, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, dated August 8, 2007).

3.1	Amended and Restated Certificate of Incorporation of Avis Budget Group, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated September 5, 2006).
3.2	Amended and Restated Bylaws of Avis Budget Group, Inc., dated August 10, 2020 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated August 13, 2020).
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

4.4
Indenture dated as of July 3, 2019 among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and Deutsche Bank Trust Company Americas, as Trustee, governing the 5.75% Senior Notes due 2027 (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, dated August 6, 2019).

4.5
First Supplemental Indenture, dated as of August 6, 2020, to the indenture dated as of July 3, 2019 by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated August 7, 2020).

4.6
Indenture, dated as of March 1, 2021, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 5.375% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated March 1, 2021).

4.7
Indenture, dated as of March 23, 2021, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 4.75% Senior Notes due 2028 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated March 23, 2021).

4.8
Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, dated February 17, 2022).

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

10.5	Offer Letter, dated August 12, 2020, between Brian Choi and Avis Budget Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated August 13, 2020). †
10.6
Offer Letter, dated February 4, 2021, between Veresh Sita and Avis Budget Group, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, dated February 17, 2022). †

10.7
Separation Agreement, dated April 19, 2022, between Veresh Sita and Avis Budget Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 22, 2022).

10.8
Avis Budget Group, Inc. Executive Severance Pay Plan for Grade A and B Employees and Summary Plan Description (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 14, 2020). †

10.9
Fourth Amended and Restated Cooperation Agreement, dated as of December 23, 2022, by and among Avis Budget Group, Inc., SRS Investment Management, LLC and certain of its affiliates (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 27, 2022).

10.10	Avis Budget Group, Inc. Amended and Restated Equity and Incentive Plan (Incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A, dated March 26, 2019).†
10.11
Amendment to the Avis Budget Group, Inc. Amended and Restated Equity and Incentive Plan dated October 26, 2021 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, dated November 2, 2021).†

10.12	Form of Award Agreement - Restricted Stock Units (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 dated February 21, 2019).†
10.13
Form of Award Agreement - Performance Based Restricted Stock Units (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, dated February 21, 2019).†

10.14
Form of Non-Employee Director Award Agreement - Restricted Stock Units (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, dated February 21, 2019).†

10.15
Form of Avis Budget Group, Inc. Severance Agreement (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, dated February 21, 2019).†

10.16
Avis Budget Group, Inc. Non-Employee Directors Deferred Compensation Plan, amended and restated as of January 1, 2019 (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 dated February 21, 2019).†

10.17	Amendment No. 1 dated as of December 8, 2022 to the Avis Budget Group, Inc. Non-Employee Directors Deferred Compensation Plan, amended and restated as of January 1, 2019. †
10.18	Avis Budget Group, Inc. Supplemental Savings Plan, amended and restated as of January 1, 2023. †
10.19
Avis Budget Group, Inc. Savings Restoration Plan, amended and restated as of November 1, 2008 (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, dated February 26, 2009).†

10.20	Avis Rent A Car System, LLC Pension Plan (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, dated February 21, 2019).†
10.21	Cendant Corporation* Officer Personal Financial Services Policy (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated January 26, 2005).
10.22
Tax Sharing Agreement among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 1, 2006).

10.23
Amendment to the Tax Sharing Agreement, dated July 28, 2006, among Avis Budget Group, Inc., Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, dated August 7, 2008).

10.24
Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).

10.25
Supplemental Indenture No. 1, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 20, 2006).

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

10.29
First Amendment, dated as of December 23, 2005, among AESOP Leasing L.P., as Borrower, Quartx Fleet Management, Inc., as a Permitted Nominee, PV Holding Corp., as a Permitted Nominee, and Cendant Rental Car Funding (AESOP) LLC***, as Lender, to the Second Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated January 20, 2006).

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

10.32
Fourth Amendment, dated as of July 28, 2022, among AESOP Leasing L.P., as Borrower, PV Holding Corp., as a Permitted Nominee, Quartx Fleet Management, Inc., as a Permitted Nominee, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Second Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, dated November 1, 2022).

10.33
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

10.35
Second Amendment, dated as of the May 9, 2007, among AESOP Leasing L.P., as Borrower, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, dated August 8, 2007).

10.36
Third Amendment, dated as of August 16, 2013, among AESOP Leasing L.P., as Borrower, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.37(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, dated February 20, 2014).

10.37
Fourth Amendment, dated as of July 28, 2022, between AESOP Leasing L.P., as Borrower, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, dated November 1, 2022).

10.38
Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Lessor, and Cendant Car Rental Group, Inc.**, as Lessee and as Administrator (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).

10.39
First Amendment, dated December 23, 2005, among AESOP Leasing L.P., as Lessor, and Cendant Car Rental Group, Inc.**, as Lessee and as Administrator, to the Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated January 20, 2006).

10.40
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

10.42
Fifth Amendment, dated as of July 28, 2022, among AESOP Leasing L.P., as Lessor and Avis Budget Car Rental, LLC, as Lessee and as the Administrator, to the Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, dated November 1, 2022).

10.43
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

10.44
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

10.45
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

10.46
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

10.47
Fifth Amendment, dated as of July 28, 2022, among AESOP Leasing L.P., as Lessor, Avis Budget Car Rental, LLC, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, LLC, as Lessee, and Budget Rent A Car System, Inc., as Lessee, to the Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, dated November 1, 2022).

10.48
AESOP I Operating Sublease Agreement dated as of March 26, 2013 between Zipcar, Inc., as Sublessee and Avis Budget Car Rental, LLC, as Sublessor (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, dated May 8, 2013).

10.49
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

10.50
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

10.51
Fifth Amended and Restated Series 2010-6 Supplement, dated as of April 14, 2022, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2010-6 Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated April 19, 2022).

10.52
Third Amended and Restated Series 2015-3 Supplement, dated as of April 14, 2022, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2015-3 Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated April 19, 2022).

10.53
Series 2017-1 Supplement, dated as of March 15, 2017, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2017-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2017).

10.54
Amended and Restated Series 2017-2 Supplement, dated as of May 31, 2022, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2017-2 Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated June 10, 2022).

10.55
Amended and Restated Series 2018-1 Supplement, dated as of May 31, 2022, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2018-1 Agent (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated June 10, 2022).

10.56
Amended and Restated Series 2018-2 Supplement, dated as of June 18, 2021, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2018-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 23, 2021).

10.57
Series 2019-1 Supplement, dated as of February 13, 2019, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2019-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 20, 2019).

10.58
Amended and Restated Series 2019-2 Supplement, dated as of June 18, 2021 between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2019-2 Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 23, 2021).

10.59
Amended and Restated Series 2019-3 Supplement, dated as of May 26, 2022, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2019-3 Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 10, 2022).

10.60
Amended and Restated Series 2020-1 Supplement, dated as of June 18, 2021, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2020-1 Agent. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated June 23, 2021).

10.61
Series 2020-2 Supplement, dated as of August 12, 2020, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2020-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 14, 2020).

10.62
Series 2021-1 Supplement dated as of May 18, 2021, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2021-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 21, 2021).

10.63
Series 2021-2 Supplement, dated as of November 17, 2021, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2021-2 Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated November 19, 2021).

10.64
Series 2022-1 Supplement, dated as of April 14, 2022, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2022-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 19, 2022).

10.65
Series 2022-2 Supplement, dated as of June 7, 2022, between Avis Budget Rental Car Funding (AESOP) LLC, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2022-2 Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 10, 2022).

10.66
Series 2022-3 Supplement, dated as of July 21, 2022, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2022-3 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 22, 2022).

10.67
Series 2022-4 Supplement, dated as of July 21, 2022, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2022-4 Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated July 22, 2022).

10.68
Series 2022-5 Supplement, dated as of November 29, 2022, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2022-5 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 2, 2022).

10.69
Series 2023-1 Supplement, dated as of January 17, 2023, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-1 Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 20, 2023).

10.70
Series 2023-2 Supplement, dated as of January 17, 2023, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-2 Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 20, 2023).

10.71
Sixth Amended and Restated Credit Agreement, dated as of July 9, 2021, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, Avis Budget Group, Inc., the subsidiary borrowers from time to time party thereto, the financial institutions from time to time party thereto JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 13, 2021).

10.72
First Amendment, dated as of March 16, 2022, to the Sixth Amended and Restated Credit Agreement, dated as of July 9, 2021, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, Avis Budget Group, Inc., the subsidiary borrowers from time to time party thereto, the financial institutions from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 25, 2022).

10.73
Second Amendment, dated as of March 24, 2022, to the Sixth Amended and Restated Credit Agreement, dated as of July 9, 2021, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, Avis Budget Group, Inc., the subsidiary borrowers from time to time party thereto, the financial institutions from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 25, 2022).

10.74
Third Amendment, dated as of July 28, 2022, to the Sixth Amended and Restated Credit Agreement, dated as of July 9, 2021, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, as borrower, Avis Budget Group, Inc., the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, dated November 1, 2022).

10.75	Offer Letter, dated May 17, 2022, between Ravi Simhambhatla and Avis Budget Group, Inc.†

10.76
Fourth Amendment, dated as of February 6, 2023, to the Sixth Amended and Restated Credit Agreement, dated as of July 9, 2021, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, as borrower, Avis Budget Group, Inc., the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.

21	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted as Inline XBRL and contained in Exhibit 101.
____________________

*	Cendant Corporation is now known as Avis Budget Group, Inc.
**	Cendant Car Rental Group, LLC (formerly known as Cendant Car Rental Group, Inc.) is now known as Avis Budget Car Rental, LLC.
***	Cendant Rental Car Funding (AESOP) LLC, formerly known as AESOP Funding II L.L.C, is now known as Avis Budget Rental Car Funding (AESOP) LLC.
****	Avis Rent A Car System, Inc. is now known as Avis Rent A Car System, LLC.
†	Denotes management contract or compensatory plan.
††	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.