Form 10-Q
period 2023-03-31
AVIS BUDGET GROUP, INC.
filed 2023-05-02
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the issuer’s common stock was 39,762,342 shares as of April 28, 2023.

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

•levels of and volatility in travel demand, including future volatility in airline passenger traffic;

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

We operate in a continuously changing business environment and new risk factors emerge from time to time. New risk factors, factors beyond our control, or changes in the impact of identified risk factors may cause actual results to differ materially from those set forth in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility if future results are materially different from those forecasted or anticipated. Other factors and assumptions not identified above, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 2 and “Risk Factors” in Item 1A in this quarterly report and in similarly titled sections set forth in Item 7 and in Item 1A and in other portions of our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2023 (the “2022 Form 10-K”), may cause actual results to differ materially from those projected in any forward-looking statements.

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$2,557	$2,432

Expenses
Operating	1,307	1,147
Vehicle depreciation and lease charges, net	265	111
Selling, general and administrative	324	283
Vehicle interest, net	133	77
Non-vehicle related depreciation and amortization	56	58
Interest expense related to corporate debt, net:
Interest expense	73	53
Restructuring and other related charges	4	8
Other (income) expense, net	(2)	—
Total expenses	2,160	1,737

Income before income taxes	397	695
Provision for income taxes	85	168
Net income	312	527
Less: net income (loss) attributable to non-controlling interests	—	(2)
Net income attributable to Avis Budget Group, Inc.	$312	$529

Comprehensive income attributable to Avis Budget Group, Inc.	$302	$568

Earnings per share
Basic	$7.88	$9.96
Diluted	$7.72	$9.71
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$548	$570
Receivables, net	801	810
Other current assets	634	506
Total current assets	1,983	1,886

Property and equipment, net	604	594
Operating lease right-of-use assets	2,350	2,405
Deferred income taxes	1,399	1,379
Goodwill	1,076	1,070
Other intangibles, net	659	666
Other non-current assets	440	499
Total assets exclusive of assets under vehicle programs	8,511	8,499

Assets under vehicle programs:
Program cash	80	70
Vehicles, net	17,434	15,961
Receivables from vehicle manufacturers and other	353	421
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	1,010	976
	18,877	17,428
Total Assets	$27,388	$25,927

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other current liabilities	$2,715	$2,547
Short-term debt and current portion of long-term debt	34	27
Total current liabilities	2,749	2,574

Long-term debt	4,662	4,644
Long-term operating lease liabilities	1,852	1,884
Other non-current liabilities	497	554
Total liabilities exclusive of liabilities under vehicle programs	9,760	9,656

Liabilities under vehicle programs:
Debt	2,571	2,534
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	12,206	11,275
Deferred income taxes	2,820	2,754
Other	472	408
	18,069	16,971
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, respectively	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, respectively	1	1
Additional paid-in capital	6,620	6,666
Retained earnings	2,891	2,579
Accumulated other comprehensive loss	(111)	(101)
Treasury stock, at cost— 97 and 98 shares, respectively	(9,845)	(9,848)
Stockholders’ equity attributable to Avis Budget Group, Inc.	(444)	(703)
Non-controlling interests	3	3
Total stockholders’ equity	(441)	(700)
Total Liabilities and Stockholders’ Equity	$27,388	$25,927

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income	$312	$527
Adjustments to reconcile net income to net cash provided by operating activities:
Vehicle depreciation	477	381
Amortization of right-of-use assets	251	194
(Gain) loss on sale of vehicles, net	(250)	(303)
Non-vehicle related depreciation and amortization	56	58
Stock-based compensation	8	6
Amortization of debt financing fees	9	8
Net change in assets and liabilities:
Receivables	34	9
Income taxes and deferred income taxes	66	158
Accounts payable and other current liabilities	82	303
Operating lease liabilities	(250)	(195)
Other, net	24	2
Net cash provided by operating activities	819	1,148

Investing activities
Property and equipment additions	(44)	(37)
Proceeds received on asset sales	—	1
Net assets acquired (net of cash acquired)	(3)	(1)
Other, net	—	23
Net cash used in investing activities exclusive of vehicle programs	(47)	(14)

Vehicle programs:
Investment in vehicles	(3,880)	(2,727)
Proceeds received on disposition of vehicles	2,283	1,616
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(105)	(84)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	71	44
	(1,631)	(1,151)
Net cash used in investing activities	(1,678)	(1,165)

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Financing activities
Proceeds from long-term borrowings	$—	$729
Payments on long-term borrowings	(7)	(5)
Net change in short-term borrowings	2	—
Repurchases of common stock	(51)	(1,299)
Debt financing fees	(2)	(6)
Net cash used in financing activities exclusive of vehicle programs	(58)	(581)

Vehicle programs:
Proceeds from borrowings	5,270	4,016
Payments on borrowings	(4,359)	(3,403)
Debt financing fees	(12)	(2)
	899	611
Net cash provided by financing activities	841	30

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	5	(2)

Net (decrease) increase in cash and cash equivalents, program and restricted cash	(13)	11
Cash and cash equivalents, program and restricted cash, beginning of period	642	626
Cash and cash equivalents, program and restricted cash, end of period	$629	$637
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	137.1	$1	$6,666	$2,579	$(101)	(97.6)	$(9,848)	$(703)	$3	$(700)

Comprehensive income:
Net income	—	—	—	312	—	—	—	312	—	312
Other comprehensive loss	—	—	—	—	(10)	—	—	(10)	—	(10)
Total comprehensive income (loss)				312	(10)			302	—	302
Net activity related to restricted stock units	—	—	(46)	—	—	0.3	3	(43)	—	(43)
Balance at March 31, 2023	137.1	$1	$6,620	$2,891	$(111)	$(97.3)	$(9,845)	$(444)	$3	$(441)

Balance at December 31, 2021	137.1	$1	$6,676	$(185)	$(133)	(81.2)	$(6,579)	$(220)	$11	$(209)

Comprehensive income:
Net income	—	—	—	529	—	—	—	529	(2)	527
Other comprehensive income	—	—	—	—	39	—	—	39	—	39
Total comprehensive income				529	39			568	(2)	566
Net activity related to restricted stock units	—	—	(30)	—	—	0.2	(3)	(33)	—	(33)
Repurchases of common stock	—	—	—	—	—	(6.4)	(1,307)	(1,307)	—	(1,307)
Balance at March 31, 2022	137.1	$1	$6,646	$344	$(94)	(87.4)	$(7,889)	$(992)	$9	$(983)

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

The operating results of acquired businesses are included in the accompanying Consolidated Condensed Financial Statements from the dates of acquisition. Differences between the preliminary allocation of purchase price and the final allocation for our 2022 acquisitions of various licensees were not material. We consolidate joint venture activities when we have a controlling interest and record non-controlling interests within stockholders’ equity and the statement of comprehensive income equal to the percentage of ownership interest retained in such entities by the respective non-controlling party.

In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with our 2022 Annual Report on Form 10-K (the “2022 Form 10-K”).

Summary of Significant Accounting Policies

Our significant accounting policies are fully described in Note 2 – Summary of Significant Accounting Policies in our 2022 Form 10-K.

Cash and cash equivalents, Program cash and Restricted cash. The following table provides a detail of cash and cash equivalents, program and restricted cash reported within the Consolidated Condensed Balance Sheets to the amounts shown in the Consolidated Condensed Statements of Cash Flows.

	As of March 31,
	2023	2022
Cash and cash equivalents	$548	$550
Program cash	80	85
Restricted cash (a)	1	2
Total cash and cash equivalents, program and restricted cash	$629	$637
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

In March 2022, we completed the sale of our operations in the Netherlands for $15 million, subject to working capital adjustments, for the right to operate the Avis and Budget brands. During the three months ended March 31, 2022, we recorded a loss of $7 million, net of impact of foreign currency adjustments, within restructuring and other related charges. The Netherlands operations were reported within our International reporting segment.

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

Investments. As of March 31, 2023 and December 31, 2022, we had equity method investments with a carrying value of $80 million and $77 million, respectively, which are included in other non-current assets. Earnings from our equity method investments are included within operating expenses. For the three months ended March 31, 2023 and 2022, we recorded an immaterial amount related to our equity method investments, in each period. See Note 14 – Related Party Transactions for our equity method investment in our former subsidiary.

Revenues. Revenues are recognized under “Leases (Topic 842),” with the exception of royalty fee revenue derived from our licensees and revenue related to our customer loyalty program, which were approximately $44 million and $34 million during the three months ended March 31, 2023 and 2022, respectively.

The following table presents our revenues disaggregated by geography:

	Three Months Ended March 31,
	2023	2022
Americas	$2,016	$2,000
Europe, Middle East and Africa	367	324
Asia and Australasia	174	108
Total revenues	$2,557	$2,432

The following table presents our revenues disaggregated by brand:

	Three Months Ended March 31,
	2023	2022
Avis	$1,415	$1,281
Budget	977	982
Other	165	169
Total revenues	$2,557	$2,432
________
Other includes Zipcar and other operating brands.

Recently Issued Accounting Pronouncements

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which amends Topic 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. ASU 2021-08 became effective for us on January 1, 2023. The adoption of this accounting pronouncement did not have a material impact on our Consolidated Condensed Financial Statements.

 2.    Leases
Lessor

The following table presents our lease revenues disaggregated by geography:

	Three Months Ended March 31,
	2023	2022
Americas	$1,995	$1,985
Europe, Middle East and Africa	349	309
Asia and Australasia	169	104
Total lease revenues	$2,513	$2,398

The following table presents our lease revenues disaggregated by brand:

	Three Months Ended March 31,
	2023	2022
Avis	$1,388	$1,261
Budget	964	972
Other	161	165
Total lease revenues	$2,513	$2,398
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

The components of lease expense are as follows:

	Three Months Ended March 31,
	2023	2022
Property leases (a)
Operating lease expense	$205	$161
Variable lease expense	83	102
Total property lease expense	$288	$263
__________
(a)    Primarily within operating expenses.

Supplemental balance sheet information related to leases is as follows:

	As of March 31, 2023	As of December 31, 2022
Property leases
Operating lease ROU assets	$2,350	$2,405

Short-term operating lease liabilities (a)	$533	$555
Long-term operating lease liabilities	1,852	1,884
Operating lease liabilities	$2,385	$2,439

Weighted average remaining lease term	8.2 years	8.2 years
Weighted average discount rate	4.39%	4.30%
_________
(a)    Included in accounts payable and other current liabilities.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2023	2022
Cash payments for lease liabilities within operating activities:
Property operating leases	$210	$164
Non-cash activities - increase (decrease) in ROU assets in exchange for lease liabilities:
Property operating leases	$154	$213

 3.    Restructuring and Other Related Charges

During second quarter 2022, we initiated a restructuring plan to focus on consolidating our global operations by designing new processes and implementing new systems (“Cost Optimization”). As of March 31, 2023, we formally communicated the termination of employment to approximately 265 employees as part of this process, and terminated approximately 225 of these employees. We expect further restructuring expense of approximately $2 million related to this initiative to be incurred this year.

The following table presents our restructuring liabilities and related activities by reportable segment as it relates to our Cost Optimization plan, which are all personnel related in nature:

	Americas	International	Total
Balance as of January 1, 2023	$1	$3	$4
Restructuring expense	3	1	4
Restructuring payments and utilization	(2)	(2)	(4)
Balance as of March 31, 2023	$2	$2	$4

 4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended March 31,
	2023	2022
Net income attributable to Avis Budget Group, Inc. for basic and diluted EPS	$312	$529

Basic weighted average shares outstanding	39.6	53.1
Non-vested stock (a)	0.8	1.4
Diluted weighted average shares outstanding	40.4	54.5

Earnings per share:
Basic	$7.88	$9.96
Diluted	$7.72	$9.71
________
(a)    For the three months ended March 31, 2023 and 2022, 0.1 million non-vested stock awards, in each period, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

 5.    Other Current Assets

Other current assets consisted of:

	As of March 31, 2023	As of December 31, 2022
Prepaid expenses	$274	$252
Sales and use taxes	199	142
Other	161	112
Other current assets	$634	$506

 6.    Intangible Assets

Intangible assets consisted of:

	As of March 31, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$291	$222	$69	$290	$217	$73
Customer relationships	249	211	38	247	207	40
Other	48	41	7	48	39	9
Total	$588	$474	$114	$585	$463	$122
Unamortized Intangible Assets
Goodwill	$1,076			$1,070
Trademarks	$545			$544

For the three months ended March 31, 2023 and 2022, amortization expense related to amortizable intangible assets was approximately $8 million and $16 million, respectively. Based on our amortizable intangible assets at March 31, 2023, we expect amortization expense of approximately $19 million for the remainder of 2023, $22 million for 2024, $16 million for 2025, $15 million for 2026, $11 million for 2027 and $9 million for 2028, excluding effects of currency exchange rates.

 7.    Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs are as follows:

	As of	As of
	March 31,	December 31,
	2023	2022
Rental vehicles	$19,365	$17,819
Less: Accumulated depreciation	(2,244)	(2,211)
	17,121	15,608
Vehicles held for sale	277	317
Vehicles, net investment in lease (a)	36	36
Vehicles, net	$17,434	$15,961
________
(a)    See Note 14 – Related Party Transactions.

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended March 31,
	2023	2022
Depreciation expense	$477	$381
Lease charges	38	33
(Gain) loss on sale of vehicles, net	(250)	(303)
Vehicle depreciation and lease charges, net	$265	$111

At March 31, 2023 and 2022, we had payables related to vehicle purchases included in liabilities under vehicle programs - other of $314 million and $150 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $137 million and $64 million, respectively.

 8.    Income Taxes

Our effective tax rate for the three months ended March 31, 2023 was a provision of 21.4%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to foreign taxes on our International operations and state taxes, partially offset by the effect of certain tax credits and the favorable adjustments related to stock-based compensation.

Our effective tax rate for the three months ended March 31, 2022 was a provision of 24.2%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to foreign taxes on our International operations and state taxes.

 9.    Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	March 31,	December 31,
	2023	2022
Accounts payable	$510	$466
Short-term operating lease liabilities	533	555
Deferred lease revenues - current	302	188
Accrued advertising and marketing	289	268
Accrued sales and use taxes	267	246
Accrued payroll and related	187	205
Public liability and property damage insurance liabilities – current	171	174
Other	456	445
Accounts payable and other current liabilities	$2,715	$2,547

 10.    Long-term Corporate Debt and Borrowing Arrangements

Long-term corporate debt and borrowing arrangements consisted of:

		As of	As of
	Maturity Date	March 31,	December 31,
		2023	2022
4.125% euro-denominated Senior Notes	November 2024	$325	$321
4.500% euro-denominated Senior Notes	May 2025	271	268
4.750% euro-denominated Senior Notes	January 2026	379	375
5.750% Senior Notes	July 2027	733	732
4.750% Senior Notes	April 2028	500	500
5.375% Senior Notes	March 2029	600	600
Floating Rate Term Loan (a)	August 2027	1,173	1,176
Floating Rate Term Loan (b)	March 2029	724	725
Other (c)		34	18
Deferred financing fees		(43)	(44)
Total		4,696	4,671
Less: Short-term debt and current portion of long-term debt		34	27
Long-term debt		$4,662	$4,644
__________
(a)The floating rate term loan is part of our senior revolving credit facility, which is secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property. As of March 31, 2023, the floating rate term loan due 2027 bears interest at one-month LIBOR plus 175 basis points, for an aggregate rate of 6.60%. We have entered into a swap to hedge $700 million of its interest rate exposure related to the floating rate term loan at an aggregate rate of 4.75%.
(b)The floating rate term loan is part of our senior revolving credit facility, which is secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property. As of March 31, 2023, the floating rate term loan due 2029 bears interest at one-month Secured Overnight Financing Rate (“SOFR”) plus 350 basis points for an aggregate rate of 8.41%.
(c)Primarily includes finance leases, which are secured by liens on the related assets.

Committed Credit Facilities and Available Funding Arrangements

As of March 31, 2023, the committed corporate credit facilities available to us and/or our subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2026 (a)	$2,000	$—	$1,123	$877
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

Debt Covenants

The agreements governing our indebtedness contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries, the incurrence of additional indebtedness and/or liens by us and certain of our subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. Our senior credit facility also contains a maximum leverage ratio requirement. As of March 31, 2023, we were in compliance with the financial covenants governing our indebtedness.

 11.    Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	March 31,	December 31,
	2023	2022
Americas - Debt due to Avis Budget Rental Car Funding	$12,259	$11,322
Americas - Debt borrowings	739	598
International - Debt borrowings	1,608	1,700
International - Finance leases	175	176
Other	53	65
Deferred financing fees (a)	(57)	(52)
Total	$14,777	$13,809
__________
(a)Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of March 31, 2023 and December 31, 2022 were $53 million and $47 million, respectively.

In January 2023, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued $500 million and $350 million of asset-backed notes to investors with an expected final payment date of April 2028 and October 2026, respectively, and a weighted average interest rate of 5.36% and 5.31%, respectively.

Debt Maturities

The following table provides the contractual maturities of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at March 31, 2023:

Debt under Vehicle Programs (a)
Within 1 year (b)	$2,489
Between 1 and 2 years (c)	5,803
Between 2 and 3 years (d)	2,596
Between 3 and 4 years	2,071
Between 4 and 5 years	1,414
Thereafter	461
Total	$14,834
__________
(a)    Vehicle-backed debt primarily represents asset-backed securities.
(b)    Includes $1.2 billion of bank and bank-sponsored facilities.
(c)    Includes $3.9 billion of bank and bank-sponsored facilities.
(d)    Includes $0.1 billion of bank and bank-sponsored facilities.

Committed Credit Facilities and Available Funding Arrangements

As of March 31, 2023, available funding under our debt arrangements related to our vehicle programs, including related party debt due to Avis Budget Rental Car Funding, consisted of:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding	$13,243	$12,259	$984
Americas - Debt borrowings	962	739	223
International - Debt borrowings	2,649	1,608	1,041
International - Finance leases	211	175	36
Other	54	53	1
Total	$17,119	$14,834	$2,285
__________
(a)    Capacity is subject to maintaining sufficient assets to collateralize debt. The total capacity for Americas - Debt due to Avis Budget Rental Car Funding includes increases from an amendment and renewal of our asset-backed variable-funding financing facilities during March 2023.
(b)    The outstanding debt is collateralized by vehicles and related assets of $14.3 billion for Americas - Debt due to Avis Budget Rental Car Funding; $1.1 billion for Americas - Debt borrowings; $2.5 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants

The agreements under our vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of March 31, 2023, we are not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under our vehicle-backed funding programs.

 12.    Commitments and Contingencies

Contingencies

In 2006, we completed the spin-offs of our Realogy and Wyndham subsidiaries (now known as Anywhere Real Estate, Inc., and Wyndham Hotels and Resorts, Inc. and Travel + Leisure Co., respectively). We do not believe that the impact of any resolution of pre-existing contingent liabilities in connection with the spin-offs should result in a material liability to us in relation to our consolidated financial position or liquidity, as Anywhere Real Estate, Inc., Wyndham Hotels and Resorts, Inc. and Travel + Leisure Co. have agreed to assume responsibility for these liabilities.

In March 2023, the California Office of Tax Appeals (“OTA”) issued an opinion in a case involving notices of proposed assessment of California corporation franchise tax for tax year 1999 issued to us. The case involves whether (i) the notices of proposed assessment were barred by the statute of limitations; and (ii) a transaction undertaken by us in tax year 1999 constituted a tax-free reorganization under the Internal Revenue Code (“IRC”). The OTA concluded that the notices of proposed assessment were not barred by the statute of limitations and that the 1999 transaction was not a tax-free reorganization under the IRC. Anywhere Real Estate, Inc. has assumed 62.5%, and Wyndham Hotels and Resorts, Inc. and Travel + Leisure Co. have assumed 37.5% of the potential tax liability in this matter, respectively. We have filed a petition for rehearing and intend to vigorously pursue this matter.

We are also named in litigation that is primarily related to the businesses of our former subsidiaries, including Realogy and Wyndham. We are entitled to indemnification from such entities for any liability resulting from such litigation.

In November 2011, Jose Mendez v. Avis Budget Group, Inc., et al. was filed in U.S. District Court for the District of New Jersey. The plaintiff sought to represent a purported nationwide class and two sub-classes of certain renters of vehicles from our Avis and Budget subsidiaries from April 2007 through December 2015. The plaintiff sought damages in connection with claims relating to our electronic toll service, including that administrative fees and toll charges were not properly disclosed to customers and/or were excessive.

Plaintiff’s motion for class certification was approved by the Court in November 2017. The parties have entered into a settlement agreement and the Court has entered a final order approving the settlement. We have also been named as a defendant in other purported consumer class action lawsuits, including a class action filed against us in Florida seeking damages in connection with a breach of contract claim and two purported class action suits filed against us in New Jersey, one related to fines and fees charged to car renters by us for violations incurred during the course of their rental and another related to ancillary charges at our Payless subsidiary. In the Florida lawsuit, the Court has entered a final order approving a settlement.

We are currently involved, and in the future may be involved, in claims and/or legal proceedings, including class actions, and governmental inquiries that are incidental to our vehicle rental and car sharing operations, including, among others, contract and licensee disputes, competition matters, employment and wage-and-hour claims, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable resolutions could occur. We estimate that the potential exposure resulting from adverse outcomes of current legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $35 million in excess of amounts accrued as of March 31, 2023. We do not believe that the impact should result in a material liability to us in relation to our consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

We maintain agreements with vehicle manufacturers under which we have agreed to purchase approximately $9.3 billion of vehicles from manufacturers over the next 12 months, a $2.6 billion increase compared to December 31, 2022, financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations

Concentrations of credit risk as of March 31, 2023 include (i) risks related to our repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers and primarily with respect to receivables for program cars that have been disposed but for which we have not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $36 million and $21 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

 13.    Stockholders' Equity

Share Repurchases

Our Board of Directors has authorized the repurchase of up to $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded most recently in February 2023 (the “Stock Repurchase Program”). During the three months ended March 31, 2023, no common stock repurchases were made under the program. As of March 31, 2023, approximately $1.7 billion of authorization remains available to repurchase common stock under the program.

Total Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income.

The components of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2023	2022
Net income	$312	$527
Less: net income (loss) attributable to non-controlling interests	—	(2)
Net income attributable to Avis Budget Group, Inc.	312	529
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $3 and $(3), respectively)	(4)	7
Net unrealized gain (loss) on cash flow hedges (net of tax of $2 and $(11), respectively)	(7)	30
Minimum pension liability adjustment (net of tax of $0, in each period)	1	2
	(10)	39
Comprehensive income attributable to Avis Budget Group, Inc.	$302	$568
__________
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(a)	Minimum Pension Liability Adjustment(b)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2023	$(30)	$45	$(116)	$(101)
Other comprehensive income (loss) before reclassifications	(4)	(5)	—	(9)
Amounts reclassified from accumulated other comprehensive income	—	(2)	1	(1)
Net current-period other comprehensive income (loss)	(4)	(7)	1	(10)
Balance, March 31, 2023	$(34)	$38	$(115)	$(111)

Balance, January 1, 2022	$16	$(19)	$(130)	$(133)
Other comprehensive income (loss) before reclassifications	7	26	—	33
Amounts reclassified from accumulated other comprehensive income	—	4	2	6
Net current-period other comprehensive income (loss)	7	30	2	39
Balance, March 31, 2022	$23	$11	$(128)	$(94)
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include $105 million gain, net of tax, as of March 31, 2023 related to our hedge of our investment in euro-denominated foreign operations (see Note 16 – Financial Instruments).
(a)For the three months ended March 31, 2023 and 2022, the amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $3 million ($2 million, net of tax) and $5 million ($4 million, net of tax), respectively.
(b)For the three months ended March 31, 2023 and 2022, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $1 million ($1 million, net of tax) and $3 million ($2 million, net of tax), respectively.

 14.    Related Party Transactions

SRS Mobility Ventures, LLC

In 2021, SRS Mobility Ventures, LLC acquired a 33 1/3% Class A Membership Interest in one of our subsidiaries at fair value of $37.5 million. SRS Mobility Ventures, LLC is an affiliate of our largest shareholder, SRS Investment Management, LLC.

On September 1, 2022, through the issuance of Class B Preferred Voting Membership Interests, SRS Mobility Ventures, LLC increased their ownership in this subsidiary to 51% at a fair value of $62 million. As a result, we deconsolidated our former subsidiary, Avis Mobility Ventures LLC (“AMV”), from our financial statements and began reporting our proportional share of the former subsidiary’s income or loss within other (income) expense, net in our Consolidated Condensed Statements of Comprehensive Income as we no longer have the ability to direct the significant activities of the former subsidiary and are therefore no longer primary beneficiary of the VIE.

In accordance with ASC Topic 810-10-40, we must deconsolidate a subsidiary as of the date we cease to have a controlling interest in that subsidiary and recognize the gain or loss in net income at that time. The fair value of our retained investment was determined utilizing a discounted cash flow methodology based on various assumptions, including projections of future cash flows, which include forecast of future revenue and EBITDA. Upon deconsolidation, our former subsidiary had a net asset carrying amount of $49 million resulting in a gain of $10 million.

We continue to provide vehicles, related fleet services and certain administrative services to AMV to support their operations. For the three months ended March 31, 2023, we recorded $8 million of related income within other (income) expense, net. As of March 31, 2023 and December 31, 2022, receivables from AMV related to these services were $4 million and $6 million, respectively, and our net investment in vehicle finance lease with AMV, which is included in vehicles, net, was $36 million, in each period. The carrying value of our equity investment in AMV as of March 31, 2023 and December 31, 2022 was approximately $43 million and $49 million, respectively, which is included in other non-current assets. For the three months ended March 31, 2023, we recorded losses of $6 million within other (income) expense, net related to our equity investment.

 15.    Stock-Based Compensation

We recorded stock-based compensation expense of $8 million and $6 million ($6 million and $4 million, net of tax) during the three months ended March 31, 2023 and 2022, respectively.

In 2020, we granted market-based restricted stock units (“RSUs”) that vest based on absolute stock price attainment. The grant date fair value of this award is estimated using a Monte Carlo simulation model.

The weighted average assumptions used in the model are as follows:

Expected volatility of stock price	91%
Risk-free interest rate	0.18%
Valuation period	3 years
Dividend yield	—%

The activity related to RSUs consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2023	451	$92.06
Granted (a)	71	208.84
Vested (b)	(191)	49.13
Forfeited	—	—
Outstanding and expected to vest at March 31, 2023 (c)	331	$141.90	1.7	$64
Performance-based and market-based RSUs
Outstanding at January 1, 2023	691	$57.56
Granted (a)	88	208.84
Vested (b)	(344)	21.09
Forfeited	—	—
Outstanding at March 31, 2023	435	$116.95	1.4	$85
Outstanding and expected to vest at March 31, 2023 (c)	404	$110.22	1.4	$79
__________
(a)Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs and performance-based RSUs granted during the three months ended March 31, 2022 was $194.74.
(b)The total fair value of RSUs vested during the three months ended March 31, 2023 and 2022 was $17 million and $15 million, respectively.
(c)Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $69 million and will be recognized over a weighted average vesting period of 1.5 years.

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

Interest Rate Risk. We use various hedging strategies including interest rate swaps and interest rate caps to create what we deem an appropriate mix of fixed and floating rate assets and liabilities. We use interest rate swaps and interest rate caps to manage the risk related to our floating rate corporate debt and our floating rate vehicle-backed debt. We record the changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. We record the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, currently in earnings and are presented in the same line of the income statement expected for the hedged item. We estimate that approximately $18 million of gain currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.

Commodity Risk. We periodically enter into derivative commodity contracts to manage our exposure to changes in the price of gasoline. These instruments were designated as freestanding derivatives and the changes in fair value are recorded in earnings and are presented in the same line of the income statement expected for the hedged item.

We held derivative instruments with absolute notional values as follows:

As of March 31, 2023
Foreign exchange contracts	$1,224
Interest rate caps (a)	14,520
Interest rate swaps	1,450
__________
(a)Represents $10.0 billion of interest rate caps sold, partially offset by approximately $4.6 billion of interest rate caps purchased. These amounts exclude $6.2 billion of interest rate caps purchased by our Avis Budget Rental Car Funding subsidiary as it is not consolidated by us.

Estimated fair values (Level 2) of derivative instruments are as follows:

	As of March 31, 2023		As of December 31, 2022
	Fair Value, Asset Derivatives	Fair Value, Derivative Liabilities	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	$52	$—	$61	$—

Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	3	1	4	6
Interest rate caps (c)	45	98	46	111
Total	$100	$99	$111	$117
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
(c)Included in assets under vehicle programs or liabilities under vehicle programs.

The effects of derivatives recognized in our Consolidated Condensed Financial Statements are as follows:

	Three Months Ended March 31,
	2023	2022
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$(7)	$30
Euro-denominated notes (c)	(9)	20
Derivatives not designated as hedging instruments (d)
Foreign exchange contracts (e)	(7)	12
Interest rate caps (f)	—	2
Total	$(23)	$64
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
(e)Included in interest expense.
(f)Primarily included in vehicle interest, net.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

	As of March 31, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$34	$34	$27	$26
Long-term debt	4,662	4,604	4,644	4,411

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$12,206	$11,847	$11,275	$10,848
Vehicle-backed debt	2,473	2,471	2,423	2,422
Interest rate swaps and interest rate caps (a)	98	98	111	111
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

Management evaluates the operating results of each of our reportable segments based upon revenues and “Adjusted EBITDA,” which we define as income (loss) from continuing operations before non-vehicle related depreciation and amortization; any impairment charges; restructuring and other related charges; early extinguishment of debt costs; non-vehicle related interest; transaction-related costs, net; charges for unprecedented personal-injury and other legal matters, net, which includes amounts recorded in excess of $5 million related to class action lawsuits; non-operational charges related to shareholder activist activity, which include third party advisory, legal and other professional fees; COVID-19 charges, net; cloud computing costs; other (income) expense, net; and income taxes.

We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our operating businesses and in comparing our results from period to period. We also believe that Adjusted EBITDA is useful to investors because it allows them to assess our results of operations and financial condition on the same basis that management uses internally. Our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

		Three Months Ended March 31,
		2023		2022
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$2,016	$516	$2,000	$810
	International	541	50	432	23
	Corporate and Other (a)	—	(31)	—	(23)
Total Company		$2,557	$535	$2,432	$810

Reconciliation of Adjusted EBITDA to income before income taxes:
			2023		2022
	Adjusted EBITDA		$535		$810
Less:	Non-vehicle related depreciation and amortization		56		58
	Interest expense related to corporate debt, net		73		53
	Restructuring and other related charges		4		8
	Other (income) expense, net (b)		(2)		—
	Reported within operating expenses:
	Cloud computing costs		7		2
	COVID-19 charges		—		(7)
	Unprecedented personal-injury and other legal matters, net		—		1
	Income before income taxes		$397		$695
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)Primarily consists of fleet related services as well as certain administrative services provided to a former subsidiary.

Since December 31, 2022, there have been no significant changes in segment assets exclusive of assets under vehicle programs. As of March 31, 2023 and December 31, 2022, Americas’ segment assets under vehicle programs were approximately $15.7 billion and $14.3 billion, respectively. This increase in assets under vehicle programs is directly correlated to the increase in the size and cost of our vehicle rental fleet to meet demand.

 18.    Subsequent Event

In April 2023, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued $450 million and $550 million of asset-backed notes to investors with an expected final payment date of February 2027 and June 2028, respectively, and a weighted average interest rate of 5.67% and 5.76%, respectively.

In April 2023, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary amended its asset-backed variable-funding financing facilities to increase its capacity by $750 million.

* * * *

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes included in this Quarterly Report on Form 10-Q, and with our 2022 Form 10-K. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including those discussed in “Forward-Looking Statements”. See “Forward-Looking Statements” and “Risk Factors” for additional information. Unless otherwise noted, all dollar amounts in tables are in millions.

OVERVIEW
Our Company

We operate three of the most globally recognized brands in mobility solutions, Avis, Budget and Zipcar, together with several other brands well recognized in their respective markets. We are a leading vehicle rental operator in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet of approximately 621,000 vehicles in first quarter 2023. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

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

Business and Trends

Our strategy continues to primarily focus on costs and customer experience to strengthen our company, enable resilience, and deliver stakeholder value. During the three months ended March 31, 2023, we generated revenues of $2.6 billion, net income of $312 million and Adjusted EBITDA of $535 million. These results were driven by increased volume and utilization, offset by increased fleet costs and sustained inflationary pressures on costs.

We continue to be susceptible to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: interest rates, inflationary impact on items such as commodity prices and wages, used car values, and an economic downturn that may impact travel demand. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, and future results of operations.
RESULTS OF OPERATIONS

We measure performance principally using the following key metrics: (i) rental days, which represent the total number of days (or portion thereof) a vehicle was rented, (ii) revenue per day, which represents revenues divided by rental days, (iii) vehicle utilization, which represents rental days divided by available rental days, with available rental days being defined as average rental fleet times the number of days in the period, and (iv) per-unit fleet costs, which represent vehicle depreciation, lease charges and gain or loss on vehicle sales, divided by average rental fleet. Our rental days, revenue per day and vehicle utilization metrics are all calculated based on the actual rental of the vehicle during a 24-hour period. We believe that this methodology provides management with the most relevant metrics in order to effectively manage the performance of the business. Our calculation may not be comparable to the calculation of similarly titled metrics by other companies. We present currency exchange rate effects to provide a method of assessing how our business performed excluding the effects of foreign currency rate fluctuations. Currency exchange rate effects are calculated by translating the current period results at the prior period average exchange rate plus any related gains and losses on currency hedges.

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenues and “Adjusted EBITDA,” which we define as income (loss) from continuing operations before non-vehicle related depreciation and amortization; any impairment charges; restructuring and other related charges; early extinguishment of debt costs; non-vehicle related interest; transaction-related costs, net; charges for unprecedented personal-injury and other legal matters, net, which includes amounts recorded in excess of $5 million related to class action lawsuits; non-operational charges related to shareholder activist activity, which include third party advisory, legal and other professional fees; COVID-19 charges, net; cloud computing costs; other (income) expense, net, and income taxes.

We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our operating businesses and in comparing our results from period to period. We also believe that Adjusted EBITDA is useful to investors because it allows them to assess our results of operations and financial condition on the same basis that management uses internally. Adjusted EBITDA is a non-GAAP measure and should not be considered in isolation or as a substitute for net income or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

During the three months ended March 31, 2023:

•Our revenues totaled $2.6 billion, an increase of 5% compared to the similar period in 2022, primarily due to increased rental volumes.
•Our net income was $312 million, representing a decrease of $215 million year-over-year, primarily due to increased fleet costs and sustained inflationary pressures on costs.
•Our Adjusted EBITDA was $535 million, representing a decrease of $275 million year-over-year.

Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022

Our consolidated condensed results of operations comprised of the following:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenues	$2,557	$2,432	$125	5%

Expenses
Operating	1,307	1,147	160	14%
Vehicle depreciation and lease charges, net	265	111	154	n/m
Selling, general and administrative	324	283	41	14%
Vehicle interest, net	133	77	56	73%
Non-vehicle related depreciation and amortization	56	58	(2)	(3%)
Interest expense related to corporate debt, net:
Interest expense	73	53	20	38%
Restructuring and other related charges	4	8	(4)	(50%)
Other (income) expense, net	(2)	—	(2)	n/m
Total expenses	2,160	1,737	423	24%

Income before income taxes	397	695	(298)	(43%)
Provision for income taxes	85	168	(83)	(49%)
Net income	312	527	(215)	(41%)
Less: net income (loss) attributable to non-controlling interests	—	(2)	2	n/m
Net income attributable to Avis Budget Group, Inc.	$312	$529	$(217)	(41%)
___________
n/m - Not Meaningful

Revenues increased $125 million, or 5%, during the three months ended March 31, 2023 compared to the similar period in 2022, primarily due to a 6% increase in volume and a 1% increase in revenue per day, excluding exchange rate effects, partially offset by a $37 million negative impact from currency exchange rate movements.

Total expenses increased 24% during the three months ended March 31, 2023, compared to the similar period in 2022, primarily due to increased fleet costs and the impact of inflation. Our effective tax rates were a provision of 21.4% and 24.2% for the three months ended March 31, 2023 and 2022, respectively. As a result of these items, our net income decreased by $215 million compared to the similar period in 2022. For the three months ended March 31, 2023 and 2022, we reported earnings per diluted share of $7.72 and $9.71, respectively.

Operating expenses increased to 51.1% of revenue during the three months ended March 31, 2023 compared to 47.2% during the similar period in 2022, primarily due to increased volume and inflation. Vehicle depreciation and lease charges increased to 10.3% of revenue during the three months ended March 31, 2023 compared to 4.5% during the similar period in 2022, primarily due to increased per unit fleet costs, excluding exchange rate effects, driven by increased fleet levels and depreciation rates. Selling, general and administrative costs increased to 12.7% of revenue during the three months ended March 31, 2023 compared to 11.6% during the similar period in 2022, primarily due to inflation. Vehicle interest costs increased to 5.2% of revenue during the three months ended March 31, 2023, compared to 3.2% during the similar period in 2022, primarily due to rising interest rates and additional funding for vehicles.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2023		2022
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$2,016	$516	$2,000	$810
International	541	50	432	23
Corporate and Other (a)	—	(31)	—	(23)
Total Company	$2,557	$535	$2,432	$810

	Reconciliation to Adjusted EBITDA
			2023	2022
Net income			$312	$527
Provision for income taxes			85	168
Income before income taxes			397	695

Add:	Non-vehicle related depreciation and amortization		56	58
Interest expense related to corporate debt, net			73	53
Restructuring and other related charges			4	8
Other (income) expense, net (b)			(2)	—
Reported within operating expenses:
Cloud computing costs			7	2
COVID-19 charges, net			—	(7)
Unprecedented personal-injury and other legal matters, net			—	1
Adjusted EBITDA			$535	$810
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)Primarily consists of fleet related services as well as certain administrative services provided to a former subsidiary.

Americas

	Three Months Ended March 31,
	2023	2022	% Change
Revenues	$2,016	$2,000	1%
Adjusted EBITDA	516	810	(36%)

Revenues increased 1% during the three months ended March 31, 2023 compared to the similar period in 2022, primarily due to a 3% increase in volume, partially offset by a 2% decrease in revenue per day.

Operating expenses increased to 50.5% of revenue during the three months ended March 31, 2023 compared to 44.8% during the similar period in 2022, primarily due to increased volume and inflation. Vehicle depreciation and lease charges increased to 8.6% of revenue during the three months ended March 31, 2023 compared to 1.3% during the similar period in 2022, primarily due to increased per-unit fleet costs, driven by increased fleet levels and depreciation rates. Selling, general and administrative costs were 9.8% of revenue, consistent with the similar period in 2022. Vehicle interest costs increased to 5.6% of revenue during the three months ended March 31, 2023 compared to 3.3% during the similar period in 2022, primarily due to rising interest rates and additional funding for vehicles.

Adjusted EBITDA decreased 36% during the three months ended March 31, 2023 compared to the similar period in 2022, primarily due to higher per-unit fleet costs and inflationary pressures.

International

	Three Months Ended March 31,
	2023	2022	% Change
Revenues	$541	$432	25%
Adjusted EBITDA	50	23	117%
Revenues increased 25% during the three months ended March 31, 2023, compared to the similar period in 2022, primarily due to 14% increase in revenue per day, excluding exchange rate effects, and a 16% increase in volume, partially offset by a $32 million negative impact from currency exchange rate movements.

Operating expenses decreased to 52.6% of revenue during the three months ended March 31, 2023 compared to 56.0% during the similar period in 2022, primarily due to increased revenues as volume returned~~.~~ Vehicle depreciation and lease charges decreased to 16.7% of revenue during the three months ended March 31, 2023 compared to 19.5% during the similar period in 2022, primarily due to increased revenues and improved utilization, partially offset by a 2% increase in per-unit fleet costs, excluding exchange rate effects. Selling, general and administrative costs increased to 17.8% of revenue during the three months ended March 31, 2023 compared to 16.8% during the similar period in 2022, primarily due to the expiration of COVID-19 related relief. Vehicle interest costs increased to 3.8% of revenue during the three months ended March 31, 2023 compared to 2.6% during the similar period in 2022, primarily due to rising interest rates and additional funding for vehicles.

Adjusted EBITDA was $27 million higher during the three months ended March 31, 2023 compared to the similar period in 2022, primarily due to increased revenues as volume returned, partially offset by a $7 million negative impact from currency exchange rate movements.

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

FINANCIAL CONDITION

	March 31, 2023	December 31, 2022	Change
Total assets exclusive of assets under vehicle programs	$8,511	$8,499	$12
Total liabilities exclusive of liabilities under vehicle programs	9,760	9,656	104
Assets under vehicle programs	18,877	17,428	1,449
Liabilities under vehicle programs	18,069	16,971	1,098
Total stockholders’ equity	(441)	(700)	259
The increases in assets and liabilities under vehicle programs are principally related to the increase in the size and cost of our vehicle rental fleet.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

In January 2023, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued $500 million and $350 million of asset-backed notes to investors with an expected final payment date of April 2028 and October 2026, respectively, with a weighted average interest rate of 5.36% and 5.31%, respectively. The proceeds from these borrowings were used to repay maturing vehicle-backed debt and the acquisition of rental cars in the United States.

In April 2023, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued $450 million and $550 million of asset-backed notes to investors with an expected final payment date of February 2027 and June 2028, respectively, and a weighted average interest rate of 5.67% and 5.76% respectively, and also amended its asset-backed variable-funding financing facilities to increase its capacity by $750 million. The proceeds from these borrowings will be used to repay maturing vehicle-backed debt and the acquisition of rental cars in the United States.

Our Board of Directors has authorized the repurchase of up to $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023. Our stock repurchases may occur through open market purchases, privately negotiated transactions or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restricted payment capacity under our debt instruments and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date. During the three months ended March 31, 2023, no common stock repurchases were made under the program. As of March 31, 2023, approximately $1.7 billion of authorization remained available to repurchase common stock under the program.

CASH FLOWS

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2023	2022	Change
Cash provided by (used in):
Operating activities	$819	$1,148	$(329)
Investing activities	(1,678)	(1,165)	(513)
Financing activities	841	30	811
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	5	(2)	7
Net (decrease) increase in cash and cash equivalents, program and restricted cash	(13)	11	(24)
Cash and cash equivalents, program and restricted cash, beginning of period	642	626	16
Cash and cash equivalents, program and restricted cash, end of period	$629	$637	$(8)

The decrease in cash provided by operating activities during the three months ended March 31, 2023 compared with the similar period in 2022 is primarily due to the decrease in our net income.

The increase in cash used in investing activities during the three months ended March 31, 2023 compared with the similar period in 2022 is primarily due to the increase in our net investment in vehicles.

The increase in cash provided by financing activities during the three months ended March 31, 2023 compared with the similar period in 2022 is primarily due to the increase in our net borrowings under vehicle programs and decrease in our repurchases of common stock, offset by the decrease in our corporate borrowings.

DEBT AND FINANCING ARRANGEMENTS

At March 31, 2023, we had approximately $19.5 billion of indebtedness, including corporate indebtedness of approximately $4.7 billion and debt under vehicle programs of approximately $14.8 billion. For information regarding our debt and borrowing arrangements, see Notes 1, 10 and 11 to our Consolidated Condensed Financial Statements.

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

As of March 31, 2023, we had $548 million of available cash and cash equivalents and access to available borrowings under our revolving credit facility of approximately $877 million, providing us with access to an approximate $1.4 billion of total liquidity.

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the consolidated first lien leverage ratio requirement and other covenants associated with our senior credit facilities and other borrowings. As of March 31, 2023, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2022 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2022 Form 10-K with the exception of our commitment to purchase vehicles, which increased by approximately $2.6 billion from December 31, 2022, to approximately $9.3 billion as of March 31, 2023 due primarily to new model year vehicle purchases. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 10 and 11 to our Consolidated Condensed Financial Statements.
CRITICAL ACCOUNTING ESTIMATES
Accounting Policies

The results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles (GAAP), we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they relate to future events and/or events that are outside of our control. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented within the section titled “Critical Accounting Estimates” of our 2022 Form 10-K are the accounting policies (related to goodwill and other indefinite-lived intangible assets, vehicles, income taxes and public liability, property damage and other insurance liabilities) that we believe require subjective and complex judgments that could potentially affect reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

New Accounting Standards

For detailed information regarding new accounting standards and their impact on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used March 31, 2023 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended March 31, 2023. For additional information regarding our long-term borrowings and financial instruments, see Notes 10, 11 and 16 to our Consolidated Condensed Financial Statements.

Item 4.    Controls and Procedures

(a)Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

(b)Changes in Internal Control Over Financial Reporting. During the first quarter of 2023, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding our legal proceedings, see Note 12 – Commitments and Contingencies to our Consolidated Condensed Financial Statements and refer to our 2022 Form 10-K.

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

Item 1A.    Risk Factors

During the three months ended March 31, 2023, we had no material developments to report with respect to our risk factors. For additional information regarding our risk factors, please refer to our 2022 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has authorized the repurchase of up to $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023. Under our stock repurchase program, the Company may repurchase shares from time to time in open market transactions, and may also repurchase shares in accelerated share repurchases, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, the Company’s share price, legal requirements, restricted payment capacity under its debt instruments and other factors. The stock repurchase program may be suspended, modified or discontinued without prior notice. During the first quarter of 2023, no common stock repurchases were made under the program. As of March 31, 2023, approximately $1.7 billion of authorization remained available to repurchase common stock under this program.

Item 6.    Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date:	May 2, 2023	/s/ Cathleen DeGenova
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
10.1
Avis Budget Group, Inc. Supplemental Savings Plan, amended and restated as of January 1, 2023 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, dated February 16, 2023). †

10.2
Series 2023-1 Supplement, dated as of January 17, 2023, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-1 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2023).

10.3
Series 2023-2 Supplement, dated as of January 17, 2023, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-2 Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 20, 2023).

10.4
Fourth Amendment, dated as of February 6, 2023, to the Sixth Amended and Restated Credit Agreement, dated as of July 9, 2021, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, as borrower, Avis Budget Group, Inc., the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, dated February 16, 2023).

10.5
First Amendment to the Fifth Amended and Restated Series 2010-6 Supplement, dated as of March 30, 2023, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2010-6 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 4, 2023).

10.6
First Amendment to the Third Amended and Restated Series 2015-3 Supplement, dated as of March 30, 2023, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2015-3 Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 4, 2023).

31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

†	Denotes management contract or compensatory plan.