Form 10-Q
period 2023-06-30
AVIS BUDGET GROUP, INC.
filed 2023-08-01
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the issuer’s common stock was 38,738,944 shares as of July 31, 2023.

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$3,123	$3,244	$5,680	$5,676

Expenses
Operating	1,475	1,349	2,782	2,496
Vehicle depreciation and lease charges, net	375	234	640	345
Selling, general and administrative	378	359	702	642
Vehicle interest, net	172	97	305	174
Non-vehicle related depreciation and amortization	52	51	108	109
Interest expense related to corporate debt, net:
Interest expense	68	64	141	117
Restructuring and other related charges	1	6	5	14
Transaction-related costs, net	—	1	—	1
Other (income) expense, net	4	—	2	—
Total expenses	2,525	2,161	4,685	3,898

Income before income taxes	598	1,083	995	1,778
Provision for income taxes	162	309	247	477
Net income	436	774	748	1,301
Less: net income (loss) attributable to non-controlling interests	1	(4)	1	(6)
Net income attributable to Avis Budget Group, Inc.	$435	$778	$747	$1,307

Comprehensive income attributable to Avis Budget Group, Inc.	$456	$742	$758	$1,310

Earnings per share
Basic	$11.13	$16.05	$19.16	$25.74
Diluted	$11.01	$15.71	$18.93	$25.14

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$571	$570
Receivables, net	897	810
Other current assets	765	506
Total current assets	2,233	1,886

Property and equipment, net	624	594
Operating lease right-of-use assets	2,547	2,405
Deferred income taxes	1,457	1,379
Goodwill	1,082	1,070
Other intangibles, net	669	666
Other non-current assets	480	499
Total assets exclusive of assets under vehicle programs	9,092	8,499

Assets under vehicle programs:
Program cash	109	70
Vehicles, net	20,625	15,961
Receivables from vehicle manufacturers and other	421	421
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	1,148	976
	22,303	17,428
Total Assets	$31,395	$25,927

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other current liabilities	$2,810	$2,547
Short-term debt and current portion of long-term debt	34	27
Total current liabilities	2,844	2,574

Long-term debt	4,668	4,644
Long-term operating lease liabilities	2,079	1,884
Other non-current liabilities	529	554
Total liabilities exclusive of liabilities under vehicle programs	10,120	9,656

Liabilities under vehicle programs:
Debt	3,399	2,534
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	14,375	11,275
Deferred income taxes	2,997	2,754
Other	629	408
	21,400	16,971
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, respectively	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, respectively	1	1
Additional paid-in capital	6,625	6,666
Retained earnings	3,326	2,579
Accumulated other comprehensive loss	(90)	(101)
Treasury stock, at cost— 97 and 98 shares, respectively	(9,991)	(9,848)
Stockholders’ equity attributable to Avis Budget Group, Inc.	(129)	(703)
Non-controlling interests	4	3
Total stockholders’ equity	(125)	(700)
Total Liabilities and Stockholders’ Equity	$31,395	$25,927

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$748	$1,301
Adjustments to reconcile net income to net cash provided by operating activities:
Vehicle depreciation	1,017	777
Amortization of right-of-use assets	503	414
(Gain) loss on sale of vehicles, net	(455)	(497)
Non-vehicle related depreciation and amortization	108	109
Stock-based compensation	16	12
Amortization of debt financing fees	19	16
Net change in assets and liabilities:
Receivables	(52)	(139)
Income taxes and deferred income taxes	150	373
Accounts payable and other current liabilities	108	434
Operating lease liabilities	(500)	(415)
Other, net	120	(14)
Net cash provided by operating activities	1,782	2,371

Investing activities
Property and equipment additions	(105)	(76)
Proceeds received on asset sales	—	2
Net assets acquired (net of cash acquired)	(33)	(1)
Other, net	—	23
Net cash used in investing activities exclusive of vehicle programs	(138)	(52)

Vehicle programs:
Investment in vehicles	(8,881)	(6,269)
Proceeds received on disposition of vehicles	3,977	2,594
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(329)	(210)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	157	67
	(5,076)	(3,818)
Net cash used in investing activities	(5,214)	(3,870)

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Financing activities
Proceeds from long-term borrowings	$—	$729
Payments on long-term borrowings	(15)	(11)
Net change in short-term borrowings	3	—
Repurchases of common stock	(200)	(1,748)
Debt financing fees	(2)	(6)
Net cash used in financing activities exclusive of vehicle programs	(214)	(1,036)

Vehicle programs:
Proceeds from borrowings	11,866	8,921
Payments on borrowings	(8,158)	(6,289)
Debt financing fees	(28)	(14)
	3,680	2,618
Net cash provided by financing activities	3,466	1,582

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	6	(25)

Net increase in cash and cash equivalents, program and restricted cash	40	58
Cash and cash equivalents, program and restricted cash, beginning of period	642	626
Cash and cash equivalents, program and restricted cash, end of period	$682	$684
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2023	137.1	$1	$6,620	$2,891	$(111)	(97.3)	$(9,845)	$(444)	$3	$(441)

Comprehensive income:
Net income	—	—	—	435	—	—	—	435	1	436
Other comprehensive income	—	—	—	—	21	—	—	21	—	21
Total comprehensive income				435	21			456	1	457
Net activity related to restricted stock units	—	—	5	—	—	—	—	5	—	5
Repurchases of common stock	—	—	—	—	—	(0.7)	(146)	(146)	—	(146)
Balance at June 30, 2023	137.1	$1	$6,625	$3,326	$(90)	$(98.0)	$(9,991)	$(129)	$4	$(125)

Balance at March 31, 2022	137.1	$1	$6,646	$344	$(94)	(87.4)	$(7,889)	$(992)	$9	$(983)

Comprehensive income:
Net income (loss)	—	—	—	778	—	—	—	778	(4)	774
Other comprehensive income (loss)	—	—	—	—	(36)	—	—	(36)	—	(36)
Total comprehensive income (loss)				778	(36)			742	(4)	738
Net activity related to restricted stock units	—	—	(3)	—	—	0.1	—	(3)	—	(3)
Repurchases of common stock	—	—	—	—	—	(1.5)	(401)	(401)	—	(401)
Balance at June 30, 2022	137.1	$1	$6,643	$1,122	$(130)	(88.8)	$(8,290)	$(654)	$5	$(649)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	137.1	$1	$6,666	$2,579	$(101)	(97.6)	$(9,848)	$(703)	$3	$(700)

Comprehensive income:
Net income	—	—	—	747	—	—	—	747	1	748
Other comprehensive income	—	—	—	—	11	—	—	11	—	11
Total comprehensive income				747	11			758	1	759
Net activity related to restricted stock units	—	—	(41)	—	—	0.3	3	(38)	—	(38)
Repurchases of common stock	—	—	—	—	—	(0.7)	(146)	(146)	—	(146)
Balance at June 30, 2023	137.1	$1	$6,625	$3,326	$(90)	$(98.0)	$(9,991)	$(129)	$4	$(125)

Balance at December 31, 2021	137.1	$1	$6,676	$(185)	$(133)	(81.2)	$(6,579)	$(220)	$11	$(209)

Comprehensive income:
Net income (loss)	—	—	—	1,307	—	—	—	1,307	(6)	1,301
Other comprehensive income	—	—	—	—	3	—	—	3	—	3
Total comprehensive income (loss)				1,307	3			1,310	(6)	1,304
Net activity related to restricted stock units	—	—	(33)	—	—	0.3	(3)	(36)	—	(36)
Repurchases of common stock	—	—	—	—	—	(7.9)	(1,708)	(1,708)	—	(1,708)
Balance at June 30, 2022	137.1	$1	$6,643	$1,122	$(130)	(88.8)	$(8,290)	$(654)	$5	$(649)
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

	As of June 30,
	2023	2022
Cash and cash equivalents	$571	$579
Program cash	109	103
Restricted cash (a)	2	2
Total cash and cash equivalents, program and restricted cash	$682	$684
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

Variable Interest Entity (“VIE”). We review our investments to determine if they are VIEs. A VIE is an entity in which either (i) the equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. Entities that are determined to be VIEs are consolidated if we are the primary beneficiary of the entity. The primary beneficiary possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. We will reconsider our original assessment of a VIE upon the occurrence of certain events such as contributions and redemptions, either by us, or third parties, or amendments to an entity’s governing documents. On an ongoing basis, we reconsider whether we are deemed to be a VIE’s primary beneficiary. See Note 15 – Related Party Transactions for our VIE investment in our former subsidiary.

Investments. As of June 30, 2023 and December 31, 2022, we had equity method investments with a carrying value of $85 million and $77 million, respectively, which are included in other non-current assets. Earnings from our equity method investments are included within operating expenses. For the three months ended June 30, 2023 and 2022, we recorded $3 million and $2 million related to our equity method investments, respectively. For the six months ended June 30, 2023 and 2022, we recorded $4 million and $3 million related to our equity method investments, respectively. See Note 15 – Related Party Transactions for our equity method investment in our former subsidiary.

Revenues. Revenues are recognized under “Leases (Topic 842),” with the exception of royalty fee revenue derived from our licensees and revenue related to our customer loyalty program, which were approximately $42 million during the three months ended June 30, 2023 and 2022, in each period, and $86 million and $76 million during the six months ended June 30, 2023 and 2022, respectively.

The following table presents our revenues disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Americas	$2,428	$2,567	$4,444	$4,567
Europe, Middle East and Africa	543	525	910	849
Asia and Australasia	152	152	326	260
Total revenues	$3,123	$3,244	$5,680	$5,676

The following table presents our revenues disaggregated by brand:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Avis	$1,748	$1,753	$3,163	$3,034
Budget	1,180	1,284	2,157	2,266
Other	195	207	360	376
Total revenues	$3,123	$3,244	$5,680	$5,676
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

 2.    Leases
Lessor

The following table presents our lease revenues disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Americas	$2,410	$2,549	$4,405	$4,534
Europe, Middle East and Africa	523	505	872	814
Asia and Australasia	148	148	317	252
Total lease revenues	$3,081	$3,202	$5,594	$5,600

The following table presents our lease revenues disaggregated by brand:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Avis	$1,721	$1,728	$3,109	$2,989
Budget	1,168	1,270	2,132	2,242
Other	192	204	353	369
Total lease revenues	$3,081	$3,202	$5,594	$5,600
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

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Property leases (a)
Operating lease expense	$214	$168	$419	$329
Variable lease expense	108	152	191	254
Total property lease expense	$322	$320	$610	$583
__________
(a)    Primarily within operating expenses.

Supplemental balance sheet information related to leases is as follows:

	As of June 30, 2023	As of December 31, 2022
Property leases
Operating lease ROU assets	$2,547	$2,405

Short-term operating lease liabilities (a)	$506	$555
Long-term operating lease liabilities	2,079	1,884
Operating lease liabilities	$2,585	$2,439

Weighted average remaining lease term	8.6 years	8.2 years
Weighted average discount rate	4.54%	4.30%
_________
(a)    Included in accounts payable and other current liabilities.

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2023	2022
Cash payments for lease liabilities within operating activities:
Property operating leases	$431	$354
Non-cash activities - increase (decrease) in ROU assets in exchange for lease liabilities:
Property operating leases	$572	$311

 3.    Restructuring and Other Related Charges

During second quarter 2022, we initiated a restructuring plan to focus on consolidating our global operations by designing new processes and implementing new systems (“Cost Optimization”). As of June 30, 2023, we formally communicated the termination of employment to approximately 270 employees as part of this process, and terminated approximately 255 of these employees. We expect further restructuring expense of approximately $2 million related to this initiative to be incurred this year.

The following table presents our restructuring liabilities and related activities by reportable segment as it relates to our Cost Optimization plan, which are all personnel related in nature:

	Americas	International	Total
Balance as of January 1, 2023	$1	$3	$4
Restructuring expense	3	2	5
Restructuring payments and utilization	(3)	(3)	(6)
Balance as of June 30, 2023	$1	$2	$3

 4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to Avis Budget Group, Inc. for basic and diluted EPS	$435	$778	$747	$1,307

Basic weighted average shares outstanding	39.1	48.5	39.0	50.8
Non-vested stock (a)	0.4	1.0	0.5	1.2
Diluted weighted average shares outstanding	39.5	49.5	39.5	52.0

Earnings per share:
Basic	$11.13	$16.05	$19.16	$25.74
Diluted	$11.01	$15.71	$18.93	$25.14
________
(a)    For the three and six months ended June 30, 2023, 0.1 million non-vested stock awards, in each period, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. For the six months ended June 30, 2022, 0.1 million non-vested stock awards have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

 5.    Other Current Assets

Other current assets consisted of:

	As of June 30, 2023	As of December 31, 2022
Prepaid expenses	$294	$252
Sales and use taxes	312	142
Other	159	112
Other current assets	$765	$506

 6.    Acquisitions

During the six months ended June 30, 2023, we completed the acquisition of a licensee in North America for approximately $14 million, plus approximately $20 million for acquired fleet. This investment is in-line with our strategy to re-acquire licensees when advantageous to expand our footprint of Company-operated locations. The acquired fleet was financed under our existing financing arrangements. In connection with this acquisition, approximately $14 million was recorded to other intangibles related to franchise agreements. The license agreements are being amortized over a weighted average useful life of approximately five years. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

 7.    Intangible Assets

Intangible assets consisted of:

	As of June 30, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$305	$225	$80	$290	$217	$73
Customer relationships	250	214	36	247	207	40
Other	51	43	8	48	39	9
Total	$606	$482	$124	$585	$463	$122
Unamortized Intangible Assets
Goodwill	$1,082			$1,070
Trademarks	$545			$544

For the three months ended June 30, 2023 and 2022, amortization expense related to amortizable intangible assets was approximately $6 million and $10 million, respectively. For the six months ended June 30, 2023 and 2022, amortization expense related to amortizable intangible assets was approximately $14 million and $26 million, respectively. Based on our amortizable intangible assets at June 30, 2023, we expect amortization expense of approximately $14 million for the remainder of 2023, $25 million for 2024, $19 million for 2025, $18 million for 2026, $14 million for 2027 and $10 million for 2028, excluding effects of currency exchange rates.

 8.    Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs are as follows:

	As of	As of
	June 30,	December 31,
	2023	2022
Rental vehicles	$22,725	$17,819
Less: Accumulated depreciation	(2,407)	(2,211)
	20,318	15,608
Vehicles held for sale	276	317
Vehicles, net investment in lease (a)	31	36
Vehicles, net	$20,625	$15,961
________
(a)    See Note 15 – Related Party Transactions.

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense	$540	$396	$1,017	$777
Lease charges	40	32	78	65
(Gain) loss on sale of vehicles, net	(205)	(194)	(455)	(497)
Vehicle depreciation and lease charges, net	$375	$234	$640	$345

At June 30, 2023 and 2022, we had payables related to vehicle purchases included in liabilities under vehicle programs - other of $443 million and $249 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $140 million and $74 million, respectively.

 9.    Income Taxes

Our effective tax rate for the six months ended June 30, 2023 was a provision of 24.8%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to foreign taxes on our International operations and state taxes.

Our effective tax rate for the six months ended June 30, 2022 was a provision of 26.8%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to foreign taxes on our International operations and state taxes.

 10.    Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	June 30,	December 31,
	2023	2022
Accounts payable	$573	$466
Short-term operating lease liabilities	506	555
Deferred lease revenues - current	362	188
Accrued advertising and marketing	298	268
Accrued sales and use taxes	271	246
Accrued payroll and related	171	205
Public liability and property damage insurance liabilities – current	178	174
Other	451	445
Accounts payable and other current liabilities	$2,810	$2,547

 11.    Long-term Corporate Debt and Borrowing Arrangements

Long-term corporate debt and borrowing arrangements consisted of:

		As of	As of
	Maturity Date	June 30,	December 31,
		2023	2022
4.125% euro-denominated Senior Notes	November 2024	$327	$321
4.500% euro-denominated Senior Notes	May 2025	273	268
4.750% euro-denominated Senior Notes	January 2026	382	375
5.750% Senior Notes	July 2027	734	732
4.750% Senior Notes	April 2028	500	500
5.375% Senior Notes	March 2029	600	600
Floating Rate Term Loan (a)	August 2027	1,170	1,176
Floating Rate Term Loan (b)	March 2029	723	725
Other (c)		33	18
Deferred financing fees		(40)	(44)
Total		4,702	4,671
Less: Short-term debt and current portion of long-term debt		34	27
Long-term debt		$4,668	$4,644
__________
(a)The floating rate term loan is part of our senior revolving credit facility, which is secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property. As of June 30, 2023, the floating rate term loan due 2027 bears interest at one-month Secured Overnight Financing Rate (“SOFR”) plus 175 basis points, for an aggregate rate of 6.97%. We have entered into a swap to hedge $700 million of interest rate exposure related to the floating rate term loan at an aggregate rate of 4.72%.
(b)The floating rate term loan is part of our senior revolving credit facility, which is secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property. As of June 30, 2023, the floating rate term loan due 2029 bears interest at one-month SOFR plus 350 basis points for an aggregate rate of 8.70%.
(c)Primarily includes finance leases, which are secured by liens on the related assets.

Committed Credit Facilities and Available Funding Arrangements

As of June 30, 2023, the committed corporate credit facilities available to us and/or our subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2026 (a)	$2,000	$—	$1,493	$507
__________
(a)The senior revolving credit facility bears interest at one-month SOFR plus 175 basis points and is part of our senior credit facilities, which include the floating rate term loan and the senior revolving credit facility, and which are secured by pledges of capital stock of certain of our subsidiaries, liens on substantially all of our intellectual property and certain other real and personal property.

Debt Covenants

The agreements governing our indebtedness contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries, the incurrence of additional indebtedness and/or liens by us and certain of our subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. Our senior credit facility also contains a maximum leverage ratio requirement. As of June 30, 2023, we were in compliance with the financial covenants governing our indebtedness.

 12.    Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	June 30,	December 31,
	2023	2022
Americas - Debt due to Avis Budget Rental Car Funding	$14,440	$11,322
Americas - Debt borrowings	885	598
International - Debt borrowings	2,231	1,700
International - Finance leases	202	176
Other	85	65
Deferred financing fees (a)	(69)	(52)
Total	$17,774	$13,809
__________
(a)Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of June 30, 2023 and December 31, 2022 were $65 million and $47 million, respectively.

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

In June 2023, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued $476 million and $526 million of asset-backed notes to investors with an expected final payment date of April 2027 and December 2028, respectively, and a weighted average interest rate of 5.91% and 5.98%, respectively.

Debt Maturities

The following table provides the contractual maturities of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at June 30, 2023:

Debt under Vehicle Programs (a)
Within 1 year (b)	$2,995
Between 1 and 2 years (c)	6,723
Between 2 and 3 years (d)	2,811
Between 3 and 4 years	2,816
Between 4 and 5 years	1,783
Thereafter	715
Total	$17,843
__________
(a)    Vehicle-backed debt primarily represents asset-backed securities.
(b)    Includes $1.5 billion of bank and bank-sponsored facilities.
(c)    Includes $4.9 billion of bank and bank-sponsored facilities.
(d)    Includes $0.1 billion of bank and bank-sponsored facilities.

Committed Credit Facilities and Available Funding Arrangements

As of June 30, 2023, available funding under our debt arrangements related to our vehicle programs, including related party debt due to Avis Budget Rental Car Funding, consisted of:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding	$14,969	$14,440	$529
Americas - Debt borrowings	1,006	885	121
International - Debt borrowings	2,677	2,231	446
International - Finance leases	228	202	26
Other	85	85	—
Total	$18,965	$17,843	$1,122
__________
(a)    Capacity is subject to maintaining sufficient assets to collateralize debt. The total capacity for Americas - Debt due to Avis Budget Rental Car Funding includes increases from an amendment and renewal of our asset-backed variable-funding financing facilities during March 2023 and subsequently amended during April 2023.
(b)    The outstanding debt is collateralized by vehicles and related assets of $16.8 billion for Americas - Debt due to Avis Budget Rental Car Funding; $1.3 billion for Americas - Debt borrowings; $3.1 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants

The agreements under our vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of June 30, 2023, we are not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under our vehicle-backed funding programs.

 13.    Commitments and Contingencies

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

We have been named as a defendant in purported consumer class action lawsuits, including three purported class action suits filed against us in New Jersey, one related to fines and fees charged to car renters by us for violations incurred during the course of their rental, one seeking damages in connection with a claim relating to an alleged breach of contract and another related to ancillary charges at our Payless subsidiary.

We are currently involved, and in the future may be involved, in claims and/or legal proceedings, including class actions, and governmental inquiries that are incidental to our vehicle rental and car sharing operations, including, among others, contract and licensee disputes, competition matters, employment and wage-and-hour claims, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable resolutions could occur. We estimate that the potential exposure resulting from adverse outcomes of current legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $35 million in excess of amounts accrued as of June 30, 2023. We do not believe that the impact should result in a material liability to us in relation to our consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

We maintain agreements with vehicle manufacturers under which we have agreed to purchase approximately $5.6 billion of vehicles from manufacturers over the next 12 months, a $1.1 billion decrease compared to December 31, 2022, financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations

Concentrations of credit risk as of June 30, 2023 include (i) risks related to our repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers and primarily with respect to receivables for program cars that have been disposed but for which we have not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $36 million and $22 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

 14.    Stockholders' Equity

Share Repurchases

Our Board of Directors has authorized the repurchase of up to $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded most recently in February 2023 (the “Stock Repurchase Program”). During the six months ended June 30, 2023, we repurchased approximately 723 thousand shares of common stock at a cost of approximately $146.1 million under the program. As of June 30, 2023, approximately $1.5 billion of authorization remains available to repurchase common stock under the program.

Total Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income.

The components of other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$436	$774	$748	$1,301
Less: net income (loss) attributable to non-controlling interests	1	(4)	1	(6)
Net income attributable to Avis Budget Group, Inc.	435	778	747	1,307
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $2, $(14), $5 and $(17), respectively)	6	(50)	2	(43)
Net unrealized gain (loss) on cash flow hedges (net of tax of $(4), $(4), $(2) and $(15), respectively)	14	13	7	43
Minimum pension liability adjustment (net of tax of $0, in each period)	1	1	2	3
	21	(36)	11	3
Comprehensive income attributable to Avis Budget Group, Inc.	$456	$742	$758	$1,310
__________
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(a)	Minimum Pension Liability Adjustment(b)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2023	$(30)	$45	$(116)	$(101)
Other comprehensive income (loss) before reclassifications	2	13	—	15
Amounts reclassified from accumulated other comprehensive income	—	(6)	2	(4)
Net current-period other comprehensive income (loss)	2	7	2	11
Balance, June 30, 2023	$(28)	$52	$(114)	$(90)

Balance, January 1, 2022	$16	$(19)	$(130)	$(133)
Other comprehensive income (loss) before reclassifications	(43)	36	1	(6)
Amounts reclassified from accumulated other comprehensive income	—	7	2	9
Net current-period other comprehensive income (loss)	(43)	43	3	3
Balance, June 30, 2022	$(27)	$24	$(127)	$(130)
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include $100 million gain, net of tax, as of June 30, 2023 related to our hedge of our investment in euro-denominated foreign operations (see Note 17 – Financial Instruments).
(a)For the three months ended June 30, 2023 and 2022, the amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $5 million ($4 million, net of tax) and $4 million ($3 million, net of tax), respectively. For the six months ended June 30, 2023 and 2022, the amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were $8 million ($6 million, net of tax) and $9 million ($7 million, net of tax), respectively.
(b)For the three months ended June 30, 2023, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $2 million ($1 million, net of tax.) For the six months ended June 30, 2023 and 2022, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were $3 million ($2 million, net of tax) and $3 million ($2 million, net of tax), respectively.

 15.    Related Party Transactions

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

We continue to provide vehicles, related fleet services and certain administrative services to AMV to support their operations. For the three and six months ended June 30, 2023, we recorded $6 million and $14 million, respectively, of related income within other (income) expense, net. As of June 30, 2023 and December 31, 2022, receivables from AMV related to these services were $6 million, in each period, and our net investment in vehicle finance lease with AMV, which is included in vehicles, net, was $31 million and $36 million, respectively. The carrying value of our equity investment in AMV as of June 30, 2023 and December 31, 2022 was approximately $32 million and $49 million, respectively, which is included in other non-current assets. For the three and six months ended June 30, 2023, we recorded losses of $10 million and $16 million, respectively, within other (income) expense, net, related to our equity investment.

 16.    Stock-Based Compensation

We recorded stock-based compensation expense of $8 million and $6 million ($5 million in each period, net of tax) during the three months ended June 30, 2023 and 2022, respectively, and $16 million and $12 million ($11 million and $9 million, net of tax) during the six months ended June 30, 2023 and 2022, respectively.

In 2020, we granted market-based restricted stock units (“RSUs”) that vest based on absolute stock price attainment. The grant date fair value of this award is estimated using a Monte Carlo simulation model.

The weighted average assumptions used in the model are as follows:

Expected volatility of stock price	91%
Risk-free interest rate	0.18%
Valuation period	3 years
Dividend yield	—%

The activity related to RSUs consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2023	451	$92.06
Granted (a)	72	208.55
Vested (b)	(218)	54.55
Forfeited	(5)	158.70
Outstanding and expected to vest at June 30, 2023 (c)	300	$146.24	1.5	$68
Performance-based and market-based RSUs
Outstanding at January 1, 2023	691	$57.56
Granted (a)	89	208.49
Vested (b)	(344)	21.09
Forfeited	(6)	129.91
Outstanding at June 30, 2023	430	$116.90	1.2	$98
Outstanding and expected to vest at June 30, 2023 (c)	384	$106.80	1.2	$88
__________
(a)Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs and performance-based RSUs granted during the six months ended June 30, 2022 was $194.74.
(b)The total fair value of RSUs vested during the six months ended June 30, 2023 and 2022 was $19 million, in each period.
(c)Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $58 million and will be recognized over a weighted average vesting period of 1.3 years.

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

Interest Rate Risk. We use various hedging strategies including interest rate swaps and interest rate caps to create what we deem an appropriate mix of fixed and floating rate assets and liabilities. We use interest rate swaps and interest rate caps to manage the risk related to our floating rate corporate debt and our floating rate vehicle-backed debt. We record the changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. We record the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, currently in earnings and are presented in the same line of the income statement expected for the hedged item. We estimate that approximately $25 million of gain currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.

Commodity Risk. We periodically enter into derivative commodity contracts to manage our exposure to changes in the price of gasoline. These instruments were designated as freestanding derivatives and the changes in fair value are recorded in earnings and are presented in the same line of the income statement expected for the hedged item.

We held derivative instruments with absolute notional values as follows:

As of June 30, 2023
Foreign exchange contracts	$1,298
Interest rate caps (a)	15,042
Interest rate swaps	1,450
__________
(a)Represents $10.2 billion of interest rate caps sold, partially offset by approximately $4.8 billion of interest rate caps purchased. These amounts exclude $5.9 billion of interest rate caps purchased by our Avis Budget Rental Car Funding subsidiary as it is not consolidated by us.

Estimated fair values (Level 2) of derivative instruments are as follows:

	As of June 30, 2023		As of December 31, 2022
	Fair Value, Asset Derivatives	Fair Value, Derivative Liabilities	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	$69	$—	$61	$—

Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	2	3	4	6
Interest rate caps (c)	57	142	46	111
Total	$128	$145	$111	$117
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, as it is not consolidated by us; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income (loss), as discussed in Note 14 – Stockholders' Equity.
(a)Included in other non-current assets or other non-current liabilities.
(b)Included in other current assets or other current liabilities.
(c)Included in assets under vehicle programs or liabilities under vehicle programs.

The effects of derivatives recognized in our Consolidated Condensed Financial Statements are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$14	$13	$7	$43
Euro-denominated notes (c)	(5)	38	(14)	58
Derivatives not designated as hedging instruments (d)
Foreign exchange contracts (e)	(8)	31	(15)	43
Interest rate caps (f)	(1)	(3)	(1)	(1)
Total	$—	$79	$(23)	$143
__________
(a)Recognized, net of tax, as a component of accumulated other comprehensive income (loss) within stockholders’ equity.
(b)Classified as a net unrealized gain (loss) on cash flow hedges in accumulated other comprehensive income (loss). Refer to Note 14 – Stockholders' Equity for amounts reclassified from accumulated other comprehensive income into earnings.
(c)Classified as a net investment hedge within currency translation adjustment in accumulated other comprehensive income (loss).
(d)Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.
(e)Included in interest expense.
(f)Primarily included in vehicle interest, net.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

	As of June 30, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$34	$33	$27	$26
Long-term debt	4,668	4,613	4,644	4,411

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$14,375	$13,910	$11,275	$10,848
Vehicle-backed debt	3,257	3,257	2,423	2,422
Interest rate swaps and interest rate caps (a)	142	142	111	111
__________
(a)    Derivatives in a liability position.

 18.    Segment Information

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

Management evaluates the operating results of each of our reportable segments based upon revenues and “Adjusted EBITDA,” which we define as income (loss) from continuing operations before non-vehicle related depreciation and amortization; any impairment charges; restructuring and other related charges; early extinguishment of debt costs; non-vehicle related interest; transaction-related costs, net; charges for legal matters, net, which includes amounts recorded in excess of $5 million related to class action lawsuits and personal injury matters; non-operational charges related to shareholder activist activity, which include third party advisory, legal and other professional fees; COVID-19 charges, net; cloud computing costs; other (income) expense, net; and income taxes.

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

		Three Months Ended June 30,
		2023		2022
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$2,428	$631	$2,567	$1,041
	International	695	126	677	183
	Corporate and Other (a)	—	(20)	—	(19)
Total Company		$3,123	$737	$3,244	$1,205

Reconciliation of Adjusted EBITDA to income before income taxes:
			2023		2022
	Adjusted EBITDA		$737		$1,205
Less:	Non-vehicle related depreciation and amortization		52		51
	Interest expense related to corporate debt, net		68		64
	Restructuring and other related charges		1		6
	Transaction-related costs, net		—		1
	Other (income) expense, net (b)		4		—
	Reported within operating expenses:
	Cloud computing costs		9		2
	COVID-19 charges		—		(2)
	Legal matters, net		5		—
	Income before income taxes		$598		$1,083
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)Primarily consists of losses related to our equity investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.

		Six Months Ended June 30,
		2023		2022
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$4,444	$1,147	$4,567	$1,851
	International	1,236	176	1,109	206
	Corporate and Other (a)	—	(51)	—	(42)
Total Company		$5,680	$1,272	$5,676	$2,015

Reconciliation of Adjusted EBITDA to income before income taxes:
			2023		2022
	Adjusted EBITDA		$1,272		$2,015
Less:	Non-vehicle related depreciation and amortization		108		109
	Interest expense related to corporate debt, net		141		117
	Restructuring and other related charges		5		14
	Transaction-related costs, net		—		1
	Other (income) expense, net (b)		2		—
	Reported within operating expenses:
	Cloud computing costs		16		4
	COVID-19 charges		—		(9)
	Legal matters, net		5		1
	Income before income taxes		$995		$1,778
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)Primarily consists of losses related to our equity investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.

Since December 31, 2022, there have been no significant changes in segment assets exclusive of assets under vehicle programs. As of June 30, 2023 and December 31, 2022, Americas’ segment assets under vehicle programs were approximately $18.3 billion and $14.3 billion, respectively. This increase in assets under vehicle programs is directly correlated to the increase in the size and cost of our vehicle rental fleet to meet demand.

 19.    Subsequent Event

In July 2023, the Company issued €400 million of 7.25% euro-denominated Senior Notes due July 2030, at par, with interest payable semi-annually. The proceeds will primarily be used to redeem €300 million principal amount of 4.125% Senior Notes due November 2024.

In July 2023, we repurchased approximately 335 thousand shares of common stock at a cost of approximately $74 million under the Stock Repurchase Program.

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

OVERVIEW
Our Company

We operate three of the most globally recognized brands in mobility solutions, Avis, Budget and Zipcar, together with several other brands well recognized in their respective markets. We are a leading vehicle rental operator in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet of approximately 690,000 vehicles in second quarter 2023. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

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

Business and Trends

Our strategy continues to primarily focus on costs and customer experience to strengthen our company, enable resilience, and deliver stakeholder value. During the three months ended June 30, 2023, we generated revenues of $3.1 billion, net income of $436 million and Adjusted EBITDA of $737 million. These results were driven by increased volume, offset by increased fleet costs and sustained inflationary pressures on costs.

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

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenues and “Adjusted EBITDA,” which we define as income (loss) from continuing operations before non-vehicle related depreciation and amortization; any impairment charges; restructuring and other related charges; early extinguishment of debt costs; non-vehicle related interest; transaction-related costs, net; charges for legal matters, net, which includes amounts recorded in excess of $5 million related to class action lawsuits and personal injury matters; non-operational charges related to shareholder activist activity, which include third party advisory, legal and other professional fees; COVID-19 charges, net; cloud computing costs; other (income) expense, net, and income taxes.

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

During the six months ended June 30, 2023:

•Our revenues totaled $5.7 billion, consistent with the similar period in 2022.
•Our net income was $747 million, representing a decrease of $560 million year-over-year, primarily due to increased fleet costs and sustained inflationary pressures on costs.
•Our Adjusted EBITDA was $1.3 billion, representing a decrease of $743 million year-over-year.

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022

Our consolidated condensed results of operations comprised of the following:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues	$3,123	$3,244	$(121)	(4%)

Expenses
Operating	1,475	1,349	126	9%
Vehicle depreciation and lease charges, net	375	234	141	60%
Selling, general and administrative	378	359	19	5%
Vehicle interest, net	172	97	75	77%
Non-vehicle related depreciation and amortization	52	51	1	2%
Interest expense related to corporate debt, net:
Interest expense	68	64	4	6%
Restructuring and other related charges	1	6	(5)	(83%)
Transaction-related costs, net	—	1	(1)	n/m
Other (income) expense, net	4	—	4	n/m
Total expenses	2,525	2,161	364	17%

Income before income taxes	598	1,083	(485)	(45%)
Provision for income taxes	162	309	(147)	(48%)
Net income	436	774	(338)	(44%)
Less: net income (loss) attributable to non-controlling interests	1	(4)	5	n/m
Net income attributable to Avis Budget Group, Inc.	$435	$778	$(343)	(44%)
___________
n/m - Not Meaningful

Revenues decreased $121 million, or 4%, during the three months ended June 30, 2023 compared to the similar period in 2022, primarily due to a 7% decrease in revenue per day, excluding exchange rate effects, partially offset by a 4% increase in volume. Total expenses increased 17% during the three months ended June 30, 2023 compared to the similar period in 2022, primarily due to increased fleet costs, interest costs, and the impact of inflation. Our effective tax rates were a provision of 27.1% and 28.5% for the three months ended June 30, 2023 and 2022, respectively. As a result of these items, our net income decreased by $343 million compared to the similar period in 2022. For the three months ended June 30, 2023 and 2022, we reported earnings per diluted share of $11.01 and $15.71, respectively.

Operating expenses increased to 47.2% of revenue during the three months ended June 30, 2023 compared to 41.6% during the similar period in 2022, primarily due to a decrease in revenue per day and cost inflation. Vehicle depreciation and lease charges increased to 12.0% of revenue during the three months ended June 30, 2023 compared to 7.2% during the similar period in 2022, primarily due to increased per unit fleet costs, excluding exchange rate effects, driven by increased fleet levels and depreciation rates. Selling, general and administrative costs increased to 12.1% of revenue during the three months ended June 30, 2023 compared to 11.1% during the similar period in 2022, primarily due to increased marketing costs and inflation. Vehicle interest costs increased to 5.5% of revenue during the three months ended June 30, 2023, compared to 3.0% during the similar period in 2022, primarily due to rising interest rates and additional funding for vehicles.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,
	2023		2022
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$2,428	$631	$2,567	$1,041
International	695	126	677	183
Corporate and Other (a)	—	(20)	—	(19)
Total Company	$3,123	$737	$3,244	$1,205

	Reconciliation to Adjusted EBITDA
			2023	2022
Net income			$436	$774
Provision for income taxes			162	309
Income before income taxes			598	1,083

Add:	Non-vehicle related depreciation and amortization		52	51
Interest expense related to corporate debt, net			68	64
Restructuring and other related charges			1	6
Transaction-related costs, net			—	1
Other (income) expense, net (b)			4	—
Reported within operating expenses:
Cloud computing costs			9	2
COVID-19 charges, net			—	(2)
Legal matters, net			5	—
Adjusted EBITDA			$737	$1,205
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)Primarily consists of losses related to our equity investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.

Americas

	Three Months Ended June 30,
	2023	2022	% Change
Revenues	$2,428	$2,567	(5%)
Adjusted EBITDA	631	1,041	(39%)

Revenues decreased 5% during the three months ended June 30, 2023 compared to the similar period in 2022, primarily due to an 8% decrease in revenue per day, partially offset by a 3% increase in volume.

Operating expenses increased to 47.6% of revenue during the three months ended June 30, 2023 compared to 41.6% during the similar period in 2022, primarily due to a decrease in revenue per day and cost inflation. Vehicle depreciation and lease charges increased to 10.5% of revenue during the three months ended June 30, 2023 compared to 5.0% during the similar period in 2022, primarily due to increased per-unit fleet costs, driven by increased fleet levels and depreciation rates. Selling, general and administrative costs were 10.1% of revenue, consistent with the similar period in 2022, primarily due to increased marketing costs, offset by a decrease in other selling, general and administrative costs. Vehicle interest costs increased to 6.0% of revenue during the three months ended June 30, 2023 compared to 3.3% during the similar period in 2022, primarily due to rising interest rates and additional funding for vehicles.

Adjusted EBITDA decreased 39% during the three months ended June 30, 2023 compared to the similar period in 2022, primarily due to higher per-unit fleet costs and inflationary pressures.

International

	Three Months Ended June 30,
	2023	2022	% Change
Revenues	$695	$677	3%
Adjusted EBITDA	126	183	(31)%
Revenues increased 3% during the three months ended June 30, 2023, compared to the similar period in 2022, primarily due to a 7% increase in volume, partially offset by a 3% decrease in revenue per day, excluding exchange rate effects, and a $3 million negative impact from currency exchange rate movements.

Operating expenses increased to 45.3% of revenue during the three months ended June 30, 2023 compared to 41.4% during the similar period in 2022, primarily due to a decrease in revenue per day and cost inflation. Vehicle depreciation and lease charges increased to 17.3% of revenue during the three months ended June 30, 2023 compared to 15.8% during the similar period in 2022, primarily due to increased per-unit fleet costs, excluding exchange rate effects, driven by increased fleet levels. Selling, general and administrative costs increased to 15.6% of revenue during the three months ended June 30, 2023 compared to 14.2% during the similar period in 2022, primarily due to increased marketing costs and inflation. Vehicle interest costs increased to 3.8% of revenue during the three months ended June 30, 2023 compared to 1.7% during the similar period in 2022, primarily due to rising interest rates and additional funding for vehicles.

Adjusted EBITDA decreased 31% during the three months ended June 30, 2023 compared to the similar period in 2022, primarily due to higher per-unit fleet costs, inflationary pressures, and a $2 million negative impact from currency exchange rate movements.

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022
Our consolidated condensed results of operations comprised the following:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues	$5,680	$5,676	$4	n/m

Expenses
Operating	2,782	2,496	286	11%
Vehicle depreciation and lease charges, net	640	345	295	86%
Selling, general and administrative	702	642	60	9%
Vehicle interest, net	305	174	131	75%
Non-vehicle related depreciation and amortization	108	109	(1)	(1%)
Interest expense related to corporate debt, net:
Interest expense	141	117	24	21%
Restructuring and other related charges	5	14	(9)	(64%)
Transaction-related costs, net	—	1	(1)	n/m
Other (income) expense, net	2	—	2	n/m
Total expenses	4,685	3,898	787	20%

Income before income taxes	995	1,778	(783)	(44%)
Provision for income taxes	247	477	(230)	(48%)
Net income	748	1,301	(553)	(43%)
Less: net income (loss) attributable to non-controlling interests	1	(6)	7	n/m
Net income attributable to Avis Budget Group, Inc.	$747	$1,307	$(560)	(43%)
___________
n/m - Not Meaningful

Revenues during the six months ended June 30, 2023 were consistent with the similar period in 2022. Total expenses increased 20.2% during the six months ended June 30, 2023, compared to the similar period in 2022, primarily due to increased fleet costs, interest costs, and the impact of inflation. Our effective tax rates were a provision of 24.8% and 26.8% for the six months ended June 30, 2023 and 2022, respectively. As a result of these items, our net income decreased by $560 million compared to the similar period in 2022. For the six months ended June 30, 2023 and 2022, we reported earnings per diluted share of $18.93 and $25.14, respectively.

Operating expenses increased to 49.0% of revenue during the six months ended June 30, 2023 compared to 44.0% during the similar period in 2022, primarily due to a decrease in revenue per day and cost inflation. Vehicle depreciation and lease charges increased to 11.3% of revenue during the six months ended June 30, 2023 compared to 6.1% during the similar period in 2022, primarily due to increased per unit fleet costs, excluding exchange rate effects, driven by increased fleet levels and depreciation rates. Selling, general and administrative costs increased to 12.4% of revenue during the six months ended June 30, 2023 compared to 11.3% during the similar period in 2022, primarily due to increased marketing costs and inflation. Vehicle interest costs increased to 5.4% of revenue during the six months ended June 30, 2023 compared to 3.1% during the similar period in 2022, primarily due to rising interest rates and additional funding for vehicles.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income to Adjusted EBITDA:

	Six Months Ended June 30,
	2023		2022
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$4,444	$1,147	$4,567	$1,851
International	1,236	176	1,109	206
Corporate and Other (a)	—	(51)	—	(42)
Total Company	$5,680	$1,272	$5,676	$2,015

	Reconciliation to Adjusted EBITDA
			2023	2022
Net income			$748	$1,301
Provision for income taxes			247	477
Income before income taxes			995	1,778

Add:	Non-vehicle related depreciation and amortization		108	109
Interest expense related to corporate debt, net			141	117
Restructuring and other related charges			5	14
Transaction-related costs, net			—	1
Other (expense) income, net (b)			2	—
Reported within operating expenses:
Cloud computing costs			16	4
COVID-19 charges			—	(9)
Legal matters, net			5	1
Adjusted EBITDA			$1,272	$2,015
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)Primarily consists of losses related to our equity investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.

Americas

	Six Months Ended June 30,
	2023	2022	% Change
Revenues	$4,444	$4,567	(3%)
Adjusted EBITDA	1,147	1,851	(38%)

Revenues decreased 3% during the six months ended June 30, 2023 compared to the similar period in 2022, primarily due to a 5% decrease in revenue per day, partially offset by a 3% increase in volume.

Operating expenses increased to 48.9% of revenue during the six months ended June 30, 2023 compared to 43.0% during the similar period in 2022, primarily due to a decrease in revenue per day and cost inflation. Vehicle depreciation and lease charges increased to 9.7% of revenue during the six months ended June 30, 2023 compared to 3.4% during the similar period in 2022, primarily due to increased per-unit fleet costs, driven by increased fleet levels and depreciation rates. Selling, general and administrative costs were 10.0% of revenue, consistent with the similar period in 2022, primarily due to increased marketing costs, offset by a decrease in other selling, general and administrative costs. Vehicle interest costs were 5.8% of revenue during the six months ended June 30, 2023 compared to 3.3% during the similar period in 2022, primarily due to rising interest rates and additional funding for vehicles.

Adjusted EBITDA decreased 38% during the six months ended June 30, 2023 compared to the similar period in 2022, primarily due to higher per-unit fleet costs and inflationary pressures.

International

	Six Months Ended June 30,
	2023	2022	% Change
Revenues	$1,236	$1,109	11%
Adjusted EBITDA	176	206	(15%)
Revenues increased 11% during the six months ended June 30, 2023 compared to the similar period in 2022, primarily due to a 3% increase in revenue per day, excluding exchange rate effects, and an 11% increase in volume, partially offset by a $35 million negative impact from currency exchange rate movements.

Operating expenses increased to 48.5% of revenue during the six months ended June 30, 2023 compared to 47.1% during the similar period in 2022, primarily due to inflationary pressures. Vehicle depreciation and lease charges were 17.0% of revenue, consistent with the similar period in 2022. Selling, general and administrative costs increased to 16.6% of revenue during the six months ended June 30, 2023 compared to 15.2% during the similar period in 2022, primarily due to increased marketing costs and inflation. Vehicle interest costs increased to 3.8% of revenue during the six months ended June 30, 2023 compared to 2.0% during the similar period in 2022, primarily due to rising interest rates and additional funding for vehicles.

Adjusted EBITDA decreased 15% during the six months ended June 30, 2023 compared to the similar period in 2022, primarily due to inflationary pressures on costs and a $9 million negative impact from currency exchange rate movements.

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

FINANCIAL CONDITION

	June 30, 2023	December 31, 2022	Change
Total assets exclusive of assets under vehicle programs	$9,092	$8,499	$593
Total liabilities exclusive of liabilities under vehicle programs	10,120	9,656	464
Assets under vehicle programs	22,303	17,428	4,875
Liabilities under vehicle programs	21,400	16,971	4,429
Total stockholders’ equity	(125)	(700)	575
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

In April 2023, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued $450 million and $550 million of asset-backed notes to investors with an expected final payment date of February 2027 and June 2028, respectively, and a weighted average interest rate of 5.67% and 5.76% respectively. The proceeds from these borrowings were used to repay maturing vehicle-backed debt and the acquisition of rental cars in the United States.

In June 2023, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued $476 million and $526 million of asset-backed notes to investors with an expected final payment date of April 2027 and December 2028, respectively, and a weighted average interest rate of 5.91% and 5.98% respectively. The proceeds from these borrowings were used to repay maturing vehicle-backed debt and the acquisition of rental cars in the United States.

In July 2023, the Company issued €400 million of 7.25% euro-denominated Senior Notes due July 2030, at par, with interest payable semi-annually. The proceeds will primarily be used to redeem €300 million principal amount of 4.125% Senior Notes due November 2024.

Our Board of Directors has authorized the repurchase of up to $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023. Our stock repurchases may occur through open market purchases, privately negotiated transactions or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restricted payment capacity under our debt instruments and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date. During the six months ended June 30, 2023, we repurchased approximately 723 thousand shares of common stock at a cost of approximately $146.1 million under the program. As of June 30, 2023, approximately $1.5 billion of authorization remained available to repurchase common stock under the program.

CASH FLOWS

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2023	2022	Change
Cash provided by (used in):
Operating activities	$1,782	$2,371	$(589)
Investing activities	(5,214)	(3,870)	(1,344)
Financing activities	3,466	1,582	1,884
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	6	(25)	31
Net increase in cash and cash equivalents, program and restricted cash	40	58	(18)
Cash and cash equivalents, program and restricted cash, beginning of period	642	626	16
Cash and cash equivalents, program and restricted cash, end of period	$682	$684	$(2)

The decrease in cash provided by operating activities during the six months ended June 30, 2023 compared with the similar period in 2022 is primarily due to the decrease in our net income.

The increase in cash used in investing activities during the six months ended June 30, 2023 compared with the similar period in 2022 is primarily due to the increase in our net investment in vehicles.

The increase in cash provided by financing activities during the six months ended June 30, 2023 compared with the similar period in 2022 is primarily due to the increase in our net borrowings under vehicle programs and decrease in our repurchases of common stock, offset by the decrease in our corporate borrowings.

DEBT AND FINANCING ARRANGEMENTS

At June 30, 2023, we had approximately $22.5 billion of indebtedness, including corporate indebtedness of approximately $4.7 billion and debt under vehicle programs of approximately $17.8 billion. For information regarding our debt and borrowing arrangements, see Notes 1, 11 and 12 to our Consolidated Condensed Financial Statements.

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

As of June 30, 2023, we had $571 million of available cash and cash equivalents and access to available borrowings under our revolving credit facility of approximately $507 million, providing us with access to an approximate $1.1 billion of total liquidity.

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the consolidated first lien leverage ratio requirement and other covenants associated with our senior credit facilities and other borrowings. As of June 30, 2023, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2022 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2022 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $1.1 billion from December 31, 2022, to approximately $5.6 billion as of June 30, 2023 due to seasonality. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 11 and 12 to our Consolidated Condensed Financial Statements.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used June 30, 2023 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended June 30, 2023. For additional information regarding our long-term borrowings and financial instruments, see Notes 11, 12 and 17 to our Consolidated Condensed Financial Statements.

Item 4.    Controls and Procedures

(a)Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

(b)Changes in Internal Control Over Financial Reporting. During the second quarter of 2023, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding our legal proceedings, see Note 13 – Commitments and Contingencies to our Consolidated Condensed Financial Statements and refer to our 2022 Form 10-K.

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

Item 1A.    Risk Factors

During the six months ended June 30, 2023, we had no material developments to report with respect to our risk factors. For additional information regarding our risk factors, please refer to our 2022 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (in millions) (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($ in millions)
April 2023	0.00	$—	0.00	$1,691
May 2023	0.02	169.92	0.02	$1,688
June 2023	0.70	202.90	0.70	$1,545
	0.72	$201.99	0.72	$1,545
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

Item 5.    Other Information

During the three months ended June 30, 2023, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date:	August 1, 2023	/s/ Cathleen DeGenova
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
4.1
Indenture, dated as of July 13, 2023, by and among Avis Budget Finance plc, as issuer, the guarantors party thereto, Deutsche Bank Trust Company Americas, as trustee and registrar, and Deutsche Bank AG, London Branch, as paying agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 2023).

4.2	Form of 7.25% Senior Notes due 2030 (included as Exhibit A to Exhibit 4.1).
10.1
Fifth Amendment, dated as of April 21, 2023, to the Sixth Amended and Restated Credit Agreement, dated as of July 9, 2021, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, as borrower, Avis Budget Group, Inc., the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.

10.2
Series 2023-3 Supplement, dated as of April 6, 2023, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-3 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 11, 2023).

10.3
Series 2023-4 Supplement, dated as of April 6, 2023, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-4 Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 11, 2023).

10.4
Series 2023-5 Supplement, dated as of June 1, 2023, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-5 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2023).

10.5
Series 2023-6 Supplement, dated as of June 1, 2023, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-6 Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 6, 2023).

10.6
Second Amendment to the Fifth Amended and Restated Series 2010-6 Supplement, dated as of April 24, 2023, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2010-6 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2023).

10.7
Second Amendment to the Third Amended and Restated Series 2015-3 Supplement, dated as of April 24, 2023, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2015-3 Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 28, 2023).

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