Form 10-Q
period 2023-09-30
AVIS BUDGET GROUP, INC.
filed 2023-11-02
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the issuer’s common stock was 36,221,336 shares as of October 31, 2023.

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

•a change in our fleet costs, including as a result of a change in the cost of new vehicles, resulting from inflation or otherwise, manufacturer recalls, disruption in the supply of new vehicles, including due to labor actions by the United Auto Workers or otherwise, shortages in semiconductors used in new vehicle production, and/or a change in the price at which we dispose of used vehicles either in the used vehicle market or under repurchase or guaranteed depreciation programs;

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

•any substantial changes in the cost or supply of fuel, vehicle parts, energy, labor or other resources on which we depend to operate our business, including as a result of COVID-19, inflation, the ongoing military conflicts in the Middle East and Eastern Europe, and any embargoes on oil sales imposed on or by the Russian government;

•our ability to continue to successfully implement or achieve our business plans and strategies, achieve and maintain cost savings and adapt our business to changes in mobility;

•political, economic or commercial instability in the countries in which we operate, and our ability to conform to multiple and conflicting laws or regulations in those countries;

•the performance of the used-vehicle market from time to time, including our ability to dispose of vehicles in the used-vehicle market on attractive terms;

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

We operate in a continuously changing business environment and new risk factors emerge from time to time. New risk factors, factors beyond our control, or changes in the impact of identified risk factors may cause actual results to differ materially from those set forth in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility if future results are materially different from those forecasted or anticipated. Other factors and assumptions not identified above, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 2 and “Risk Factors” in Item 1A in this quarterly report and in similarly titled sections set forth in Item 7 and in Item 1A and in other portions of our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2023 (the “2022 Form 10-K”), may cause actual results to differ materially from those projected in any forward-looking statements.

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$3,564	$3,547	$9,244	$9,223

Expenses
Operating	1,543	1,464	4,325	3,960
Vehicle depreciation and lease charges, net	517	134	1,157	479
Selling, general and administrative	397	384	1,099	1,026
Vehicle interest, net	208	107	513	281
Non-vehicle related depreciation and amortization	55	59	163	168
Interest expense related to corporate debt, net:
Interest expense	80	64	221	181
Early extinguishment of debt	1	—	1	—
Restructuring and other related charges	2	2	7	16
Transaction-related costs, net	3	—	3	1
Other (income) expense, net	1	(9)	3	(9)
Total expenses	2,807	2,205	7,492	6,103

Income before income taxes	757	1,342	1,752	3,120
Provision for income taxes	130	311	377	788
Net income	627	1,031	1,375	2,332
Less: net income (loss) attributable to non-controlling interests	1	(3)	2	(9)
Net income attributable to Avis Budget Group, Inc.	$626	$1,034	$1,373	$2,341

Comprehensive income attributable to Avis Budget Group, Inc.	$586	$979	$1,344	$2,289

Earnings per share
Basic	$16.96	$22.08	$35.11	$47.34
Diluted	$16.78	$21.67	$34.71	$46.32

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$572	$570
Receivables, net	918	810
Other current assets	736	506
Total current assets	2,226	1,886

Property and equipment, net	647	594
Operating lease right-of-use assets	2,661	2,405
Deferred income taxes	1,472	1,379
Goodwill	1,081	1,070
Other intangibles, net	658	666
Other non-current assets	475	499
Total assets exclusive of assets under vehicle programs	9,220	8,499

Assets under vehicle programs:
Program cash	146	70
Vehicles, net	21,247	15,961
Receivables from vehicle manufacturers and other	519	421
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	1,172	976
	23,084	17,428
Total Assets	$32,304	$25,927

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other current liabilities	$2,733	$2,547
Short-term debt and current portion of long-term debt	30	27
Total current liabilities	2,763	2,574

Long-term debt	4,736	4,644
Long-term operating lease liabilities	2,178	1,884
Other non-current liabilities	520	554
Total liabilities exclusive of liabilities under vehicle programs	10,197	9,656

Liabilities under vehicle programs:
Debt	3,538	2,534
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	15,115	11,275
Deferred income taxes	3,092	2,754
Other	390	408
	22,135	16,971
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, respectively	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, respectively	1	1
Additional paid-in capital	6,626	6,666
Retained earnings	3,952	2,579
Accumulated other comprehensive loss	(130)	(101)
Treasury stock, at cost—100 and 98 shares, respectively	(10,482)	(9,848)
Stockholders’ equity attributable to Avis Budget Group, Inc.	(33)	(703)
Non-controlling interests	5	3
Total stockholders’ equity	(28)	(700)
Total Liabilities and Stockholders’ Equity	$32,304	$25,927

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income	$1,375	$2,332
Adjustments to reconcile net income to net cash provided by operating activities:
Vehicle depreciation	1,631	1,232
Amortization of right-of-use assets	824	637
(Gain) loss on sale of vehicles, net	(600)	(856)
Non-vehicle related depreciation and amortization	163	168
Stock-based compensation	24	19
Amortization of debt financing fees	29	25
Early extinguishment of debt costs	1	—
Net change in assets and liabilities:
Receivables	(84)	(194)
Income taxes and deferred income taxes	251	640
Accounts payable and other current liabilities	28	415
Operating lease liabilities	(821)	(639)
Other, net	214	83
Net cash provided by operating activities	3,035	3,862

Investing activities
Property and equipment additions	(180)	(120)
Proceeds received on asset sales	1	2
Net assets acquired (net of cash acquired)	(52)	(1)
Cash disposed upon deconsolidation of subsidiary	—	(55)
Other, net	—	22
Net cash used in investing activities exclusive of vehicle programs	(231)	(152)

Vehicle programs:
Investment in vehicles	(12,609)	(7,946)
Proceeds received on disposition of vehicles	6,106	4,608
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(425)	(351)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	229	265
	(6,699)	(3,424)
Net cash used in investing activities	(6,930)	(3,576)

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Financing activities
Proceeds from long-term borrowings	$439	$729
Payments on long-term borrowings	(343)	(17)
Net change in short-term borrowings	—	(1)
Repurchases of common stock	(690)	(2,574)
Debt financing fees	(9)	(7)
Contributions from non-controlling interests	—	40
Net cash used in financing activities exclusive of vehicle programs	(603)	(1,830)

Vehicle programs:
Proceeds from borrowings	18,214	13,075
Payments on borrowings	(13,594)	(11,360)
Debt financing fees	(39)	(23)
	4,581	1,692
Net cash provided by (used in) financing activities	3,978	(138)

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(4)	(53)

Net increase in cash and cash equivalents, program and restricted cash	79	95
Cash and cash equivalents, program and restricted cash, beginning of period	642	626
Cash and cash equivalents, program and restricted cash, end of period	$721	$721
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2023	137.1	$1	$6,625	$3,326	$(90)	(98.0)	$(9,991)	$(129)	$4	$(125)

Comprehensive income (loss):
Net income (loss)	—	—	—	626	—	—	—	626	1	627
Other comprehensive income (loss)	—	—	—	—	(40)	—	—	(40)	—	(40)
Total comprehensive income (loss)				626	(40)			586	1	587
Net activity related to restricted stock units	—	—	1	—	—	—	—	1	—	1
Repurchases of common stock (a)	—	—	—	—	—	(2.2)	(491)	(491)	—	(491)
Balance at September 30, 2023	137.1	$1	$6,626	$3,952	$(130)	(100.2)	$(10,482)	$(33)	$5	$(28)

Balance at June 30, 2022	137.1	$1	$6,643	$1,122	$(130)	(88.8)	$(8,290)	$(654)	$5	$(649)

Comprehensive income (loss):
Net income (loss)	—	—	—	1,034	—	—	—	1,034	(3)	1,031
Other comprehensive income (loss)	—	—	—	—	(55)	—	—	(55)	—	(55)
Total comprehensive income (loss)				1,034	(55)			979	(3)	976
Contributions from non-controlling interests	—	—	40	—	—	—	—	40	—	40
Net activity related to restricted stock units	—	—	(7)	—	—	—	1	(6)	—	(6)
Repurchases of common stock	—	—	—	—	—	(5.3)	(868)	(868)	—	(868)
Balance at September 30, 2022	137.1	$1	$6,676	$2,156	$(185)	(94.1)	$(9,157)	$(509)	$2	$(507)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	137.1	$1	$6,666	$2,579	$(101)	(97.6)	$(9,848)	$(703)	$3	$(700)

Comprehensive income (loss):
Net income (loss)	—	—	—	1,373	—	—	—	1,373	2	1,375
Other comprehensive income (loss)	—	—	—	—	(29)	—	—	(29)	—	(29)
Total comprehensive income (loss)				1,373	(29)			1,344	2	1,346
Net activity related to restricted stock units	—	—	(40)	—	—	0.3	3	(37)	—	(37)
Repurchases of common stock (a)	—	—	—	—	—	(2.9)	(637)	(637)	—	(637)
Balance at September 30, 2023	137.1	$1	$6,626	$3,952	$(130)	(100.2)	$(10,482)	$(33)	$5	$(28)

Balance at December 31, 2021	137.1	$1	$6,676	$(185)	$(133)	(81.2)	$(6,579)	$(220)	$11	$(209)

Comprehensive income (loss):
Net income (loss)	—	—	—	2,341	—	—	—	2,341	(9)	2,332
Other comprehensive income (loss)	—	—	—	—	(52)	—	—	(52)	—	(52)
Total comprehensive income (loss)				2,341	(52)			2,289	(9)	2,280
Contributions from non-controlling interests	—	—	40	—	—	—	—	40	—	40
Net activity related to restricted stock units	—	—	(40)	—	—	0.3	(2)	(42)	—	(42)
Repurchases of common stock	—	—	—	—	—	(13.2)	(2,576)	(2,576)	—	(2,576)
Balance at September 30, 2022	137.1	$1	$6,676	$2,156	$(185)	(94.1)	$(9,157)	$(509)	$2	$(507)
__________
(a) Amount includes excise taxes due under the Inflation Reduction Act of 2022.
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

	As of September 30,
	2023	2022
Cash and cash equivalents	$572	$581
Program cash	146	139
Restricted cash (a)	3	1
Total cash and cash equivalents, program and restricted cash	$721	$721
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

Investments. As of September 30, 2023 and December 31, 2022, we had equity method investments with a carrying value of $89 million and $77 million, respectively, which are included in other non-current assets. Earnings from our equity method investments are included within operating expenses. For the three months ended September 30, 2023 and 2022, we recorded $7 million related to our equity method investments in each period. For the nine months ended September 30, 2023 and 2022, we recorded $11 million and $10 million related to our equity method investments, respectively. See Note 15 – Related Party Transactions for our equity method investment in our former subsidiary.

Revenues. Revenues are recognized under “Leases (Topic 842),” with the exception of royalty fee revenue derived from our licensees and revenue related to our customer loyalty program, which were approximately $53 million and $51 million during the three months ended September 30, 2023 and 2022, respectively, and $139 million and $127 million during the nine months ended September 30, 2023 and 2022, respectively.

The following table presents our revenues disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Americas	$2,736	$2,703	$7,180	$7,270
Europe, Middle East and Africa	672	678	1,582	1,527
Asia and Australasia	156	166	482	426
Total revenues	$3,564	$3,547	$9,244	$9,223

The following table presents our revenues disaggregated by brand:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Avis	$2,043	$1,958	$5,206	$4,992
Budget	1,314	1,371	3,471	3,637
Other	207	218	567	594
Total revenues	$3,564	$3,547	$9,244	$9,223
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

 2.    Leases
Lessor

The following table presents our lease revenues disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Americas	$2,715	$2,682	$7,120	$7,216
Europe, Middle East and Africa	646	654	1,518	1,468
Asia and Australasia	150	160	467	412
Total lease revenues	$3,511	$3,496	$9,105	$9,096

The following table presents our lease revenues disaggregated by brand:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Avis	$2,011	$1,926	$5,120	$4,915
Budget	1,298	1,356	3,430	3,598
Other	202	214	555	583
Total lease revenues	$3,511	$3,496	$9,105	$9,096
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

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Property leases (a)
Operating lease expense	$212	$184	$631	$513
Variable lease expense	136	169	327	423
Total property lease expense	$348	$353	$958	$936
__________
(a)    Primarily within operating expenses.

Supplemental balance sheet information related to leases is as follows:

	As of September 30, 2023	As of December 31, 2022
Property leases
Operating lease ROU assets	$2,661	$2,405

Short-term operating lease liabilities (a)	$521	$555
Long-term operating lease liabilities	2,178	1,884
Operating lease liabilities	$2,699	$2,439

Weighted average remaining lease term	8.4 years	8.2 years
Weighted average discount rate	4.74%	4.30%
_________
(a)    Included in accounts payable and other current liabilities.

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2023	2022
Cash payments for lease liabilities within operating activities:
Property operating leases	$645	$537
Non-cash activities - increase (decrease) in ROU assets in exchange for lease liabilities:
Property operating leases	$914	$508

 3.    Restructuring and Other Related Charges

During second quarter 2022, we initiated a restructuring plan to focus on consolidating our global operations by designing new processes and implementing new systems (“Cost Optimization”). As of September 30, 2023, we formally communicated the termination of employment to approximately 300 employees as part of this process and terminated approximately 275 of these employees. We expect further restructuring expense of approximately $1 million related to this initiative to be incurred this year.

The following table presents our restructuring liabilities and related activities by reportable segment as it relates to our Cost Optimization plan, which are all personnel related in nature:

	Americas	International	Total
Balance as of January 1, 2023	$1	$3	$4
Restructuring expense	5	2	7
Restructuring payments and utilization	(5)	(3)	(8)
Balance as of September 30, 2023	$1	$2	$3

 4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to Avis Budget Group, Inc. for basic and diluted EPS	$626	$1,034	$1,373	$2,341

Basic weighted average shares outstanding	36.9	46.8	39.1	49.5
Non-vested stock (a)	0.4	0.9	0.4	1.1
Diluted weighted average shares outstanding	37.3	47.7	39.5	50.6

Earnings per share:
Basic	$16.96	$22.08	$35.11	$47.34
Diluted	$16.78	$21.67	$34.71	$46.32
________
(a)    For the three and nine months ended September 30, 2023, an immaterial amount and 0.1 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. For the three and nine months ended September 30, 2022, 0.1 million non-vested stock awards, in each period, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

 5.    Other Current Assets

Other current assets consisted of:

	As of September 30, 2023	As of December 31, 2022
Prepaid expenses	$300	$252
Sales and use taxes	276	142
Other	160	112
Other current assets	$736	$506

 6.    Acquisitions

In June 2023, we completed the acquisition of a licensee in North America for approximately $14 million, plus approximately $20 million for acquired fleet. This investment is in-line with our strategy to re-acquire licensees when advantageous to expand our footprint of Company-operated locations. The acquired fleet was financed under our existing financing arrangements. In connection with this acquisition, approximately $14 million was recorded to other intangibles related to franchise agreements. The license agreements are being amortized over a weighted average useful life of approximately five years. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

In September 2023, we completed the acquisition of McNicoll Vehicle Hire, a vehicle rental company in Scotland specializing in van and car rentals, for approximately $17 million, net of acquired cash. The investment enabled the Company to expand its footprint of vehicle rental services in Scotland. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

 7.    Intangible Assets

Intangible assets consisted of:

	As of September 30, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$301	$226	$75	$290	$217	$73
Customer relationships	245	212	33	247	207	40
Other	49	43	6	48	39	9
Total	$595	$481	$114	$585	$463	$122
Unamortized Intangible Assets
Goodwill	$1,081			$1,070
Trademarks	$544			$544

For the three months ended September 30, 2023 and 2022, amortization expense related to amortizable intangible assets was approximately $6 million and $9 million, respectively. For the nine months ended September 30, 2023 and 2022, amortization expense related to amortizable intangible assets was approximately $20 million and $35 million, respectively. Based on our amortizable intangible assets at September 30, 2023, we expect amortization expense of approximately $7 million for the remainder of 2023, $25 million for 2024, $19 million for 2025, $17 million for 2026, $14 million for 2027 and $10 million for 2028, excluding effects of currency exchange rates.

 8.    Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs are as follows:

	As of	As of
	September 30,	December 31,
	2023	2022
Rental vehicles	$23,168	$17,819
Less: Accumulated depreciation	(2,510)	(2,211)
	20,658	15,608
Vehicles held for sale	563	317
Vehicles, net investment in lease (a)	26	36
Vehicles, net	$21,247	$15,961
________
(a)    See Note 15 – Related Party Transactions.

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense	$614	$455	$1,631	$1,232
Lease charges	48	38	126	103
(Gain) loss on sale of vehicles, net	(145)	(359)	(600)	(856)
Vehicle depreciation and lease charges, net	$517	$134	$1,157	$479

At September 30, 2023 and 2022, we had payables related to vehicle purchases included in liabilities under vehicle programs - other of $206 million and $154 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $252 million and $225 million, respectively.

 9.    Income Taxes

Our effective tax rate for the nine months ended September 30, 2023 was a provision of 21.5%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to foreign taxes on our International operations and state taxes, partially offset by the effect of certain tax credits and favorable adjustments related to stock-based compensation.

Our effective tax rate for the nine months ended September 30, 2022 was a provision of 25.3%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to foreign taxes on our International operations and state taxes.

 10.    Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	September 30,	December 31,
	2023	2022
Accounts payable	$514	$466
Short-term operating lease liabilities	521	555
Accrued sales and use taxes	329	246
Accrued advertising and marketing	285	268
Deferred lease revenues - current	228	188
Accrued payroll and related	201	205
Public liability and property damage insurance liabilities – current	176	174
Other	479	445
Accounts payable and other current liabilities	$2,733	$2,547

 11.    Long-term Corporate Debt and Borrowing Arrangements

Long-term corporate debt and borrowing arrangements consisted of:

		As of	As of
	Maturity Date	September 30,	December 31,
		2023	2022
4.125% euro-denominated Senior Notes	November 2024	$—	$321
4.500% euro-denominated Senior Notes	May 2025	264	268
4.750% euro-denominated Senior Notes	January 2026	370	375
5.750% Senior Notes	July 2027	735	732
4.750% Senior Notes	April 2028	500	500
5.375% Senior Notes	March 2029	600	600
7.250% euro-denominated Senior Notes	July 2030	423	—
Floating Rate Term Loan (a)	August 2027	1,167	1,176
Floating Rate Term Loan (b)	March 2029	722	725
Other (c)		28	18
Deferred financing fees		(43)	(44)
Total		4,766	4,671
Less: Short-term debt and current portion of long-term debt		30	27
Long-term debt		$4,736	$4,644
__________
(a)The floating rate term loan is part of our senior revolving credit facility, which is secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property. As of September 30, 2023, the floating rate term loan due 2027 bears interest at one-month Secured Overnight Financing Rate (“SOFR”) plus 175 basis points, for an aggregate rate of 7.18%. We have entered into a swap to hedge $750 million of interest rate exposure related to the floating rate term loan at an aggregate rate of 3.26%.
(b)The floating rate term loan is part of our senior revolving credit facility, which is secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property. As of September 30, 2023, the floating rate term loan due 2029 bears interest at one-month SOFR plus 350 basis points for an aggregate rate of 8.92%.
(c)Primarily includes finance leases, which are secured by liens on the related assets.

In July 2023, we issued €400 million of 7.25% euro-denominated Senior Notes due July 2030, at par, with interest payable semi-annually. In September 2023, we used net proceeds from the offering primarily to redeem €300 million of our outstanding 4.125% euro-denominated Senior Notes due November 2024 plus accrued interest.

Committed Credit Facilities and Available Funding Arrangements

As of September 30, 2023, the committed corporate credit facilities available to us and/or our subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2026 (a)	$2,000	$—	$1,536	$464
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

Debt Covenants

The agreements governing our indebtedness contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries, the incurrence of additional indebtedness and/or liens by us and certain of our subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. Our senior credit facility also contains a maximum leverage ratio requirement. As of September 30, 2023, we were in compliance with the financial covenants governing our indebtedness.

 12.    Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	September 30,	December 31,
	2023	2022
Americas - Debt due to Avis Budget Rental Car Funding	$15,182	$11,322
Americas - Debt borrowings	889	598
International - Debt borrowings	2,385	1,700
International - Finance leases	184	176
Other	86	65
Deferred financing fees (a)	(73)	(52)
Total	$18,653	$13,809
__________
(a)Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of September 30, 2023 and December 31, 2022 were $67 million and $47 million, respectively.

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

In September 2023, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued $300 million and

$700 million of asset-backed notes to investors with an expected final payment date of August 2027 and February 2029, respectively, and a weighted average interest rate of 6.09% and 6.21%, respectively.

Debt Maturities

The following table provides the contractual maturities of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at September 30, 2023:

Debt under Vehicle Programs (a)
Within 1 year (b)	$4,343
Between 1 and 2 years (c)	5,646
Between 2 and 3 years	2,924
Between 3 and 4 years	2,794
Between 4 and 5 years (d)	1,939
Thereafter	1,080
Total	$18,726
__________
(a)    Vehicle-backed debt primarily represents asset-backed securities.
(b)    Includes $2.7 billion of bank and bank-sponsored facilities.
(c)    Includes $3.7 billion of bank and bank-sponsored facilities.
(d)    Includes $0.1 billion of bank and bank-sponsored facilities.

Committed Credit Facilities and Available Funding Arrangements

As of September 30, 2023, available funding under our debt arrangements related to our vehicle programs, including related party debt due to Avis Budget Rental Car Funding, consisted of:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding	$15,896	$15,182	$714
Americas - Debt borrowings	940	889	51
International - Debt borrowings	2,625	2,385	240
International - Finance leases	249	184	65
Other	86	86	—
Total	$19,796	$18,726	$1,070
__________
(a)    Capacity is subject to maintaining sufficient assets to collateralize debt. The total capacity for Americas - Debt due to Avis Budget Rental Car Funding includes increases from an amendment and renewal of our asset-backed variable-funding financing facilities during March 2023 and was subsequently amended during July 2023.
(b)    The outstanding debt is collateralized by vehicles and related assets of $17.5 billion for Americas - Debt due to Avis Budget Rental Car Funding; $1.4 billion for Americas - Debt borrowings; $3.1 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants

The agreements under our vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of September 30, 2023, we are not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under our vehicle-backed funding programs.

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

In September 2014, Dawn Valli et al. v. Avis Budget Group Inc., et al. was filed in U.S. District Court for the District of New Jersey. The plaintiffs seek to represent a purported nationwide class of certain renters of vehicles from our Avis and Budget subsidiaries from September 30, 2008 through the present. The plaintiffs seek damages in connection with claims relating to alleged misrepresentations and omissions concerning charging customers for traffic infractions and related administrative fees. On October 10, 2023, plaintiffs’ motion for class certification was denied as to their proposed nationwide class and granted as to a subclass, created at the Court’s discretion, of Avis Preferred and Budget Fastbreak members. On October 24, 2023, we filed an appeal with the U.S. Court of Appeals for the Third Circuit. We have been named as a defendant in other purported consumer class action lawsuits, including two class actions filed against us in New Jersey, one seeking damages in connection with a breach of contract claim and another related to ancillary charges at our Payless subsidiary.

We are currently involved, and in the future may be involved, in claims and/or legal proceedings, including class actions, and governmental inquiries that are incidental to our vehicle rental and car sharing operations, including, among others, contract and licensee disputes, competition matters, employment and wage-and-hour claims, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable resolutions could occur. We estimate that the potential exposure resulting from adverse outcomes of current legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $35 million in excess of amounts accrued as of September 30, 2023. We do not believe that the impact should result in a material liability to us in relation to our consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

We maintain agreements with vehicle manufacturers under which we have agreed to purchase approximately $6.3 billion of vehicles from manufacturers over the next 12 months, a $0.4 billion decrease compared to December 31, 2022, financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations

Concentrations of credit risk as of September 30, 2023 include (i) risks related to our repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers and primarily with respect to receivables for program cars that have been disposed but for which we have not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $37 million and $22 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

 14.    Stockholders' Equity

Share Repurchases

Our Board of Directors has authorized the repurchase of up to $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded most recently in February 2023 (the “Stock Repurchase Program”). During the nine months ended September 30, 2023, we repurchased approximately 2.9 million shares of common stock at a cost of approximately $633 million (excluding excise taxes due under the Inflation Reduction Act of 2022) under the program. As of September 30, 2023, approximately $1.1 billion of authorization remains available to repurchase common stock under the program.

Total Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income.

The components of other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$627	$1,031	$1,375	$2,332
Less: net income (loss) attributable to non-controlling interests	1	(3)	2	(9)
Net income attributable to Avis Budget Group, Inc.	626	1,034	1,373	2,341
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $(8), $(16), $(3) and $(33), respectively)	(43)	(78)	(41)	(121)
Net unrealized gain (loss) on cash flow hedges (net of tax of $(1), $(8), $(3) and $(23), respectively)	2	22	9	65
Minimum pension liability adjustment (net of tax of $(1), $0, $(1), $0, respectively)	1	1	3	4
	(40)	(55)	(29)	(52)
Comprehensive income attributable to Avis Budget Group, Inc.	$586	$979	$1,344	$2,289
__________
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(a)	Minimum Pension Liability Adjustment(b)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2023	$(30)	$45	$(116)	$(101)
Other comprehensive income (loss) before reclassifications	(41)	17	—	(24)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(8)	3	(5)
Net current-period other comprehensive income (loss)	(41)	9	3	(29)
Balance, September 30, 2023	$(71)	$54	$(113)	$(130)

Balance, January 1, 2022	$16	$(19)	$(130)	$(133)
Other comprehensive income (loss) before reclassifications	(121)	57	1	(63)
Amounts reclassified from accumulated other comprehensive income (loss)	—	8	3	11
Net current-period other comprehensive income (loss)	(121)	65	4	(52)
Balance, September 30, 2022	$(105)	$46	$(126)	$(185)
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include $123 million gain, net of tax, as of September 30, 2023 related to our hedge of our investment in euro-denominated foreign operations (see Note 17 – Financial Instruments).
(a)For the three months ended September 30, 2023 and 2022, the amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were gains of $2 million ($2 million, net of tax) and losses of $1 million ($1 million, net of tax), respectively. For the nine months ended September 30, 2023 and 2022, the amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were gains of $10 million ($8 million, net of tax) and losses of $10 million ($8 million, net of tax), respectively.
(b)For the three months ended September 30, 2023 and 2022, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were losses of $1 million ($1 million, net of tax) and losses of $1 million ($1 million, net of tax), respectively. For the nine months ended September 30, 2023 and 2022, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were losses of $4 million ($3 million, net of tax) and losses of $4 million ($3 million, net of tax), respectively.

 15.    Related Party Transactions

SRS Mobility Ventures, LLC

In 2021, SRS Mobility Ventures, LLC acquired a 33 1/3% Class A Membership Interest in one of our subsidiaries at fair value of $37.5 million. SRS Mobility Ventures, LLC is an affiliate of our largest shareholder, SRS Investment Management, LLC.

On September 1, 2022, through the issuance of Class B Preferred Voting Membership Interests, SRS Mobility Ventures, LLC increased their ownership in this subsidiary to 51% at a fair value of $62 million. As a result, we deconsolidated our former subsidiary, Avis Mobility Ventures LLC (“AMV”), from our financial statements and began reporting our proportional share of the former subsidiary’s income or loss within other (income) expense, net in our Consolidated Condensed Statements of Comprehensive Income as we no longer have the ability to direct the significant activities of the former subsidiary and are therefore no longer primary beneficiary of the VIE. In August 2023, SRS made a capital contribution to AMV, increasing their ownership to approximately 60%.

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

We continue to provide vehicles, related fleet services, and certain administrative services to AMV to support their operations.

For the three months ended September 30, 2023 and 2022, we recorded $6 million and $2 million of related income within other (income) expense, net, respectively. For the nine months ended September 30, 2023 and 2022, we recorded $20 million and $2 million of related income within other (income) expense, net, respectively. For the three months ended September 30, 2023 and 2022, we recorded losses of $7 million and $3 million related to our equity method investment. For the nine months ended September 30, 2023 and 2022, we recorded losses of $23 million and $3 million within other (income) expense, net, related to our equity investment, respectively.

As of September 30, 2023 and December 31, 2022, receivables from AMV related to these services were $6 million, in each period, and our net investment in vehicle finance lease with AMV, which is included in vehicles, net, was $26 million and $36 million, respectively. The carrying value of our equity investment in AMV as of September 30, 2023 and December 31, 2022 was approximately $26 million and $49 million, respectively, which is included in other non-current assets.

 16.    Stock-Based Compensation

We recorded stock-based compensation expense of $7 million ($5 million, net of tax) during the three months ended September 30, 2023 and 2022, in each period, and $23 million and $19 million ($16 million and $14 million, net of tax) during the nine months ended September 30, 2023 and 2022, respectively.

In 2020, we granted market-based restricted stock units (“RSUs”) that vest based on absolute stock price attainment. The grant date fair value of this award is estimated using a Monte Carlo simulation model.

The weighted average assumptions used in the model are as follows:

Expected volatility of stock price	91%
Risk-free interest rate	0.18%
Valuation period	3 years
Dividend yield	—%

The activity related to RSUs consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2023	451	$92.06
Granted (a)	74	209.08
Vested (b)	(251)	52.95
Forfeited	(7)	163.91
Outstanding and expected to vest at September 30, 2023 (c)	267	$159.55	1.4	$48
Performance-based and market-based RSUs
Outstanding at January 1, 2023	691	$57.56
Granted (a)	90	208.64
Vested (b)	(381)	21.05
Forfeited	(10)	147.56
Outstanding at September 30, 2023	390	$125.82	1.1	$70
Outstanding and expected to vest at September 30, 2023 (c)	344	$116.00	1.1	$62
__________
(a)Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs and performance-based RSUs granted during the nine months ended September 30, 2022 was $178.13 and $193.48, respectively.

(b)The total fair value of RSUs vested during the nine months ended September 30, 2023 and 2022 was $21 million and $22 million, respectively.
(c)Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $50 million and will be recognized over a weighted average vesting period of 1.3 years.

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

Interest Rate Risk. We use various hedging strategies including interest rate swaps and interest rate caps to create what we deem an appropriate mix of fixed and floating rate assets and liabilities. We use interest rate swaps and interest rate caps to manage the risk related to our floating rate corporate debt and our floating rate vehicle-backed debt. We record the changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. We record the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, currently in earnings and are presented in the same line of the income statement expected for the hedged item. We estimate that approximately $29 million of gain currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.

Commodity Risk. We periodically enter into derivative commodity contracts to manage our exposure to changes in the price of gasoline. These instruments were designated as freestanding derivatives and the changes in fair value are recorded in earnings and are presented in the same line of the income statement expected for the hedged item.

We held derivative instruments with absolute notional values as follows:

As of September 30, 2023
Foreign exchange contracts	$1,277
Interest rate caps (a)	14,772
Interest rate swaps	750
__________
(a)Represents $10.1 billion of interest rate caps sold, partially offset by approximately $4.7 billion of interest rate caps purchased. These amounts exclude $5.9 billion of interest rate caps purchased by our Avis Budget Rental Car Funding subsidiary as it is not consolidated by us.

Estimated fair values (Level 2) of derivative instruments are as follows:

	As of September 30, 2023		As of December 31, 2022
	Fair Value, Asset Derivatives	Fair Value, Derivative Liabilities	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	$72	$—	$61	$—

Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	3	3	4	6
Interest rate caps (c)	46	131	46	111
Total	$121	$134	$111	$117
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
(b)Included in other current assets or other current liabilities.
(c)Included in assets under vehicle programs or liabilities under vehicle programs.

The effects of derivatives recognized in our Consolidated Condensed Financial Statements are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$2	$22	$9	$65
Euro-denominated notes (c)	23	46	9	104
Derivatives not designated as hedging instruments (d)
Foreign exchange contracts (e)	3	27	(12)	70
Interest rate caps (f)	—	2	(1)	1
Total	$28	$97	$5	$240
__________
(a)Recognized, net of tax, as a component of accumulated other comprehensive income (loss) within stockholders’ equity.
(b)Classified as a net unrealized gain (loss) on cash flow hedges in accumulated other comprehensive income (loss). Refer to Note 14 – Stockholders' Equity for amounts reclassified from accumulated other comprehensive income (loss) into earnings.
(c)Classified as a net investment hedge within currency translation adjustment in accumulated other comprehensive income (loss).
(d)Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.
(e)Included in interest expense.
(f)Primarily included in vehicle interest, net.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

	As of September 30, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$30	$30	$27	$26
Long-term debt	4,736	4,629	4,644	4,411

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$15,115	$14,656	$11,275	$10,848
Vehicle-backed debt	3,407	3,410	2,423	2,422
Interest rate swaps and interest rate caps (a)	131	131	111	111
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

		Three Months Ended September 30,
		2023		2022
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$2,736	$740	$2,703	$1,185
	International	828	196	844	291
	Corporate and Other (a)	—	(29)	—	(16)
Total Company		$3,564	$907	$3,547	$1,460

Reconciliation of Adjusted EBITDA to income before income taxes:
			2023		2022
	Adjusted EBITDA		$907		$1,460
Less:	Non-vehicle related depreciation and amortization		55		59
	Interest expense related to corporate debt, net
	Interest expense		80		64
	Early extinguishment of debt		1		—
	Restructuring and other related charges		2		2
	Transaction-related costs, net		3		—
	Other (income) expense, net (b)		1		(9)
	Reported within operating expenses:
	Cloud computing costs		8		2
	Income before income taxes		$757		$1,342
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)Primarily consists of gains or losses related to our equity investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.

		Nine Months Ended September 30,
		2023		2022
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$7,180	$1,887	$7,270	$3,036
	International	2,064	372	1,953	497
	Corporate and Other (a)	—	(80)	—	(58)
Total Company		$9,244	$2,179	$9,223	$3,475

Reconciliation of Adjusted EBITDA to income before income taxes:
			2023		2022
	Adjusted EBITDA		$2,179		$3,475
Less:	Non-vehicle related depreciation and amortization		163		168
	Interest expense related to corporate debt, net
	Interest expense		221		181
	Early extinguishment of debt		1		—
	Restructuring and other related charges		7		16
	Transaction-related costs, net		3		1
	Other (income) expense, net (b)		3		(9)
	Reported within operating expenses:
	Cloud computing costs		24		6
	COVID-19 charges		—		(9)
	Legal matters, net		5		1
	Income before income taxes		$1,752		$3,120
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)Primarily consists of gains or losses related to our equity investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.

Since December 31, 2022, there have been no significant changes in segment assets exclusive of assets under vehicle programs. As of September 30, 2023 and December 31, 2022, Americas’ segment assets under vehicle programs were approximately $19.2 billion and $14.3 billion, respectively. This increase in assets under vehicle programs is directly correlated to the increase in the size and cost of our vehicle rental fleet to meet demand.

 19.    Subsequent Events

In October 2023, we completed the acquisition of a licensee in North America for approximately $10 million, plus approximately $4 million in acquired fleet.

In October 2023, we repurchased approximately 665 thousand shares of common stock at a cost of approximately $114 million under the Stock Repurchase Program.

In October 2023, SRS made a capital contribution to AMV, diluting our ownership from approximately 40% to 34%.

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

OVERVIEW
Our Company

We operate three of the most globally recognized brands in mobility solutions, Avis, Budget and Zipcar, together with several other brands well recognized in their respective markets. We are a leading vehicle rental operator in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet of approximately 754,000 vehicles in third quarter 2023. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

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

Business and Trends

Our strategy continues to primarily focus on costs and customer experience to strengthen our company, enable resilience, and deliver stakeholder value. During the three months ended September 30, 2023, we generated revenues of $3.6 billion, net income of $627 million and Adjusted EBITDA of $907 million. These results were driven by increased volume, offset by increased fleet costs and sustained inflationary pressures on costs.

We continue to be susceptible to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: interest rates, inflationary impact on items such as commodity prices and wages, disruption in the supply of new vehicles, used car values, and an economic downturn that may impact travel demand, all of which may be exacerbated by the ongoing military conflicts in the Middle East and Eastern Europe. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, and future results of operations.

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

During the nine months ended September 30, 2023:

•Our revenues totaled $9.2 billion, consistent with the similar period in 2022.
•Our net income was $1.4 billion, representing a decrease of $968 million year-over-year, primarily due to increased fleet costs and sustained inflationary pressures on costs.
•Our Adjusted EBITDA was $2.2 billion, representing a decrease of $1.3 billion year-over-year.

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

Our consolidated condensed results of operations comprised of the following:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues	$3,564	$3,547	$17	0%

Expenses
Operating	1,543	1,464	79	5%
Vehicle depreciation and lease charges, net	517	134	383	286%
Selling, general and administrative	397	384	13	3%
Vehicle interest, net	208	107	101	94%
Non-vehicle related depreciation and amortization	55	59	(4)	(7%)
Interest expense related to corporate debt, net:
Interest expense	80	64	16	25%
Early extinguishment of debt	1	—	1	n/m
Restructuring and other related charges	2	2	—	0%
Transaction-related costs, net	3	—	3	n/m
Other (income) expense, net	1	(9)	10	n/m
Total expenses	2,807	2,205	602	27%

Income before income taxes	757	1,342	(585)	(44%)
Provision for income taxes	130	311	(181)	(58%)
Net income	627	1,031	(404)	(39%)
Less: net income (loss) attributable to non-controlling interests	1	(3)	4	n/m
Net income attributable to Avis Budget Group, Inc.	$626	$1,034	$(408)	(39%)
___________
n/m - Not Meaningful

Revenues were consistent with the similar period in 2022, primarily due to a 5% increase in volume, offset by a 5% decrease in revenue per day, excluding exchange rate effects. Total expenses increased 27% during the three months ended September 30, 2023 compared to the similar period in 2022, primarily due to increased fleet and interest costs. Our effective tax rates were a provision of 17.2% and 23.2% for the three months ended September 30, 2023 and 2022, respectively. As a result of these items, our net income decreased by $408 million compared to the similar period in 2022. For the three months ended September 30, 2023 and 2022, we reported earnings per diluted share of $16.78 and $21.67, respectively.

Operating expenses increased to 43.3% of revenue during the three months ended September 30, 2023 compared to 41.3% during the similar period in 2022, primarily due to an increase in volume, a decrease in revenue per day, excluding exchange rate effects, and cost inflation. Vehicle depreciation and lease charges increased to 14.5% of revenue during the three months ended September 30, 2023 compared to 3.8% during the similar period in 2022, primarily due to increased per unit fleet costs, excluding exchange rate effects, driven by increased fleet levels, increased depreciation rates, and a decrease in the gain on sale of vehicles. Selling, general and administrative costs were 11.1% of revenue, consistent with the similar period in 2022, primarily due to increased marketing costs, offset by a decrease in other selling, general and administrative costs. Vehicle interest costs increased to 5.8% of revenue during the three months ended September 30, 2023, compared to 3.0% during the similar period in 2022, primarily due to rising interest rates and additional funding for vehicles.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,
	2023		2022
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$2,736	$740	$2,703	$1,185
International	828	196	844	291
Corporate and Other (a)	—	(29)	—	(16)
Total Company	$3,564	$907	$3,547	$1,460

	Reconciliation to Adjusted EBITDA
			2023	2022
Net income			$627	$1,031
Provision for income taxes			130	311
Income before income taxes			757	1,342

Add:	Non-vehicle related depreciation and amortization		55	59
Interest expense related to corporate debt, net
	Interest expense		80	64
	Early extinguishment of debt		1	—
Restructuring and other related charges			2	2
Transaction-related costs, net			3	—
Other (income) expense, net (b)			1	(9)
Reported within operating expenses:
Cloud computing costs			8	2
Adjusted EBITDA			$907	$1,460
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)Primarily consists of gains or losses related to our equity investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.

Americas

	Three Months Ended September 30,
	2023	2022	% Change
Revenues	$2,736	$2,703	1%
Adjusted EBITDA	740	1,185	(38%)

Revenues increased 1% during the three months ended September 30, 2023 compared to the similar period in 2022, primarily due to a 7% increase in volume, partially offset by a 5% decrease in revenue per day.

Operating expenses increased to 44.1% of revenue during the three months ended September 30, 2023 compared to 42.7% during the similar period in 2022, primarily due to an increase in volume, a decrease in revenue per day, and cost inflation. Vehicle depreciation and lease charges increased to 13.2% of revenue during the three months ended September 30, 2023 compared to 0.5% during the similar period in 2022, primarily due to increased per-unit fleet costs, driven by increased fleet levels, increased depreciation rates, and a decrease in the gain on sale of vehicles. Selling, general and administrative costs were 9.3% of revenue, consistent with the similar period in 2022, primarily due to increased marketing costs, offset by a decrease in other selling, general and administrative costs. Vehicle interest costs increased to 6.4% of revenue during the three months ended September 30, 2023 compared to 3.5% during the similar period in 2022, primarily due to rising interest rates and additional funding for vehicles.

Adjusted EBITDA decreased 38% during the three months ended September 30, 2023 compared to the similar period in 2022, primarily due to higher per-unit fleet costs and inflationary pressures.

International

	Three Months Ended September 30,
	2023	2022	% Change
Revenues	$828	$844	(2%)
Adjusted EBITDA	196	291	(33%)
Revenues decreased 2% during the three months ended September 30, 2023, compared to the similar period in 2022, primarily due to a 7% decrease in revenue per day, excluding exchange rate effects, partially offset by a 1% increase in volume and a $40 million positive impact from currency exchange rate movements.

Operating expenses increased to 39.4% of revenue during the three months ended September 30, 2023 compared to 36.4% during the similar period in 2022, primarily due to a decrease in revenue per day, excluding exchange rate effects, and cost inflation. Vehicle depreciation and lease charges increased to 18.7% of revenue during the three months ended September 30, 2023 compared to 14.2% during the similar period in 2022, primarily due to increased per-unit fleet costs, excluding exchange rate effects, driven by a decrease in the gain on sale of vehicles. Selling, general and administrative costs increased to 14.2% of revenue during the three months ended September 30, 2023 compared to 13.2% during the similar period in 2022, primarily due to cost inflation. Vehicle interest costs increased to 4.1% of revenue during the three months ended September 30, 2023 compared to 1.6% during the similar period in 2022, primarily due to rising interest rates and additional funding for vehicles.

Adjusted EBITDA decreased 33% during the three months ended September 30, 2023 compared to the similar period in 2022, primarily due to a decrease in revenue per day, excluding exchange rate effects, and higher per-unit fleet costs, partially offset by a $4 million positive impact from currency exchange rate movements.

Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022
Our consolidated condensed results of operations comprised the following:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues	$9,244	$9,223	$21	0%

Expenses
Operating	4,325	3,960	365	9%
Vehicle depreciation and lease charges, net	1,157	479	678	142%
Selling, general and administrative	1,099	1,026	73	7%
Vehicle interest, net	513	281	232	83%
Non-vehicle related depreciation and amortization	163	168	(5)	(3%)
Interest expense related to corporate debt, net:
Interest expense	221	181	40	22%
Early extinguishment of debt	1	—	1	n/m
Restructuring and other related charges	7	16	(9)	n/m
Transaction-related costs, net	3	1	2	n/m
Other (income) expense, net	3	(9)	12	n/m
Total expenses	7,492	6,103	1,389	23%

Income before income taxes	1,752	3,120	(1,368)	(44%)
Provision for income taxes	377	788	(411)	(52%)
Net income	1,375	2,332	(957)	(41%)
Less: net income (loss) attributable to non-controlling interests	2	(9)	11	n/m
Net income attributable to Avis Budget Group, Inc.	$1,373	$2,341	$(968)	(41%)
___________
n/m - Not Meaningful

Revenues during the nine months ended September 30, 2023 were consistent with the similar period in 2022, primarily due to a 5% increase in volume, partially offset by a 4% decrease in revenue per day, excluding exchange rate effects. Total expenses increased 23% during the nine months ended September 30, 2023, compared to the similar period in 2022, primarily due to increased fleet costs, interest costs, and the impact of inflation. Our effective tax rates were a provision of 21.5% and 25.3% for the nine months ended September 30, 2023 and 2022, respectively. As a result of these items, our net income decreased by $968 million compared to the similar period in 2022. For the nine months ended September 30, 2023 and 2022, we reported earnings per diluted share of $34.71 and $46.32, respectively.

Operating expenses increased to 46.8% of revenue during the nine months ended September 30, 2023 compared to 42.9% during the similar period in 2022, primarily due to an increase in volume, a decrease in revenue per day, excluding exchange rate effects, and cost inflation. Vehicle depreciation and lease charges increased to 12.5% of revenue during the nine months ended September 30, 2023 compared to 5.2% during the similar period in 2022, primarily due to increased per unit fleet costs, excluding exchange rate effects, driven by increased fleet levels, increased depreciation rates, and a decrease in the gain on sale of vehicles. Selling, general and administrative costs increased to 11.9% of revenue during the nine months ended September 30, 2023 compared to 11.1% during the similar period in 2022, primarily due to increased marketing costs and inflation. Vehicle interest costs increased to 5.5% of revenue during the nine months ended September 30, 2023 compared to 3.0% during the similar period in 2022, primarily due to rising interest rates and additional funding for vehicles.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income to Adjusted EBITDA:

	Nine Months Ended September 30,
	2023		2022
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$7,180	$1,887	$7,270	$3,036
International	2,064	372	1,953	497
Corporate and Other (a)	—	(80)	—	(58)
Total Company	$9,244	$2,179	$9,223	$3,475

	Reconciliation to Adjusted EBITDA
			2023	2022
Net income			$1,375	$2,332
Provision for income taxes			377	788
Income before income taxes			1,752	3,120

Add:	Non-vehicle related depreciation and amortization		163	168
Interest expense related to corporate debt, net
Interest expense			221	181
Early extinguishment of debt			1	—
Restructuring and other related charges			7	16
Transaction-related costs, net			3	1
Other (income) expense, net (b)			3	(9)
Reported within operating expenses:
Cloud computing costs			24	6
COVID-19 charges			—	(9)
Legal matters, net			5	1
Adjusted EBITDA			$2,179	$3,475
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)Primarily consists of gains or losses related to our equity investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.

Americas

	Nine Months Ended September 30,
	2023	2022	% Change
Revenues	$7,180	$7,270	(1%)
Adjusted EBITDA	1,887	3,036	(38%)

Revenues decreased 1% during the nine months ended September 30, 2023 compared to the similar period in 2022, primarily due to a 5% decrease in revenue per day, partially offset by a 4% increase in volume.

Operating expenses increased to 47.1% of revenue during the nine months ended September 30, 2023 compared to 42.9% during the similar period in 2022, primarily due to an increase in volume, a decrease in revenue per day, and cost inflation. Vehicle depreciation and lease charges increased to 11.0% of revenue during the nine months ended September 30, 2023 compared to 2.3% during the similar period in 2022, primarily due to increased per-unit fleet costs, driven by increased fleet levels, increased depreciation rates, and a decrease in the gain on sale of vehicles. Selling, general and administrative costs were 9.7% of revenue, consistent with the similar period in 2022, primarily due to increased marketing costs, offset by a decrease in other selling, general and administrative costs. Vehicle interest costs increased to 6.0% of revenue during the nine months ended September 30, 2023 compared to 3.4% during the similar period in 2022, primarily due to rising interest rates and additional funding for vehicles.

Adjusted EBITDA decreased 38% during the nine months ended September 30, 2023 compared to the similar period in 2022, primarily due to higher per-unit fleet costs and inflationary pressures.

International

	Nine Months Ended September 30,
	2023	2022	% Change
Revenues	$2,064	$1,953	6%
Adjusted EBITDA	372	497	(25%)
Revenues increased 6% during the nine months ended September 30, 2023 compared to the similar period in 2022, primarily due to a 7% increase in volume and a $5 million positive impact from currency exchange rate movements, partially offset by a 1% decrease in revenue per day, excluding exchange rate effects.
Operating expenses increased to 44.8% of revenue during the nine months ended September 30, 2023 compared to 42.5% during the similar period in 2022, primarily due to a decrease in revenue per day, excluding exchange rate effects, and cost inflation. Vehicle depreciation and lease charges increased to 17.7% of revenue during the nine months ended September 30, 2023 compared to 15.9% during the similar period in 2022, primarily due to increased per-unit fleet costs, excluding exchange rate effects, driven by increased depreciation rates and a decrease in the gain on sale of vehicles. Selling, general and administrative costs increased to 15.6% of revenue during the nine months ended September 30, 2023 compared to 14.4% during the similar period in 2022, primarily due to increased marketing costs and inflation. Vehicle interest costs increased to 3.9% of revenue during the nine months ended September 30, 2023 compared to 1.9% during the similar period in 2022, primarily due to rising interest rates and additional funding for vehicles.

Adjusted EBITDA decreased 25% during the nine months ended September 30, 2023 compared to the similar period in 2022, primarily due to higher per-unit fleet costs, inflationary pressures, and a $4 million negative impact from currency exchange rate movements.

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
FINANCIAL CONDITION

	September 30, 2023	December 31, 2022	Change
Total assets exclusive of assets under vehicle programs	$9,220	$8,499	$721
Total liabilities exclusive of liabilities under vehicle programs	10,197	9,656	541
Assets under vehicle programs	23,084	17,428	5,656
Liabilities under vehicle programs	22,135	16,971	5,164
Total stockholders’ equity	(28)	(700)	672
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

In July 2023, we issued €400 million of 7.25% euro-denominated Senior Notes due July 2030, at par, with interest payable semi-annually. In September 2023, we used net proceeds from the offering primarily to redeem €300 million of our outstanding 4.125% euro-denominated Senior Notes due November 2024 plus accrued interest.

In September 2023, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued $300 million and $700 million of asset-backed notes to investors with an expected final payment date of August 2027 and February 2029, respectively, and a weighted average interest rate of 6.09% and 6.21%, respectively. The proceeds from these borrowings were used to repay maturing vehicle-backed debt and the acquisition of rental cars in the United States.

Our Board of Directors has authorized the repurchase of up to $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023. Our stock repurchases may occur through open market purchases, privately negotiated transactions or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restricted payment capacity under our debt instruments and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date. During the nine months ended September 30, 2023, we repurchased approximately 2.9 million shares of common stock at a cost of approximately $633 million (excluding excise taxes due under the Inflation Reduction Act of 2022) under the program. As of September 30, 2023, approximately $1.1 billion of authorization remained available to repurchase common stock under the program.

CASH FLOWS

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2023	2022	Change
Cash provided by (used in):
Operating activities	$3,035	$3,862	$(827)
Investing activities	(6,930)	(3,576)	(3,354)
Financing activities	3,978	(138)	4,116
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(4)	(53)	49
Net increase in cash and cash equivalents, program and restricted cash	79	95	(16)
Cash and cash equivalents, program and restricted cash, beginning of period	642	626	16
Cash and cash equivalents, program and restricted cash, end of period	$721	$721	$—

The decrease in cash provided by operating activities during the nine months ended September 30, 2023 compared with the similar period in 2022 is primarily due to the decrease in our net income.

The increase in cash used in investing activities during the nine months ended September 30, 2023 compared with the similar period in 2022 is primarily due to the increase in our net investment in vehicles.

The increase in cash provided by financing activities during the nine months ended September 30, 2023 compared with the similar period in 2022 is primarily due to the increase in our net borrowings under vehicle programs, offset by decreases in our repurchases of common stock and our net corporate borrowings.

DEBT AND FINANCING ARRANGEMENTS

At September 30, 2023, we had approximately $23.4 billion of indebtedness, including corporate indebtedness of approximately $4.8 billion and debt under vehicle programs of approximately $18.7 billion. For information regarding our debt and borrowing arrangements, see Notes 1, 11 and 12 to our Consolidated Condensed Financial Statements.

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

As of September 30, 2023, we had $572 million of available cash and cash equivalents and access to available borrowings under our revolving credit facility of approximately $464 million, providing us with access to an approximate $1.0 billion of total liquidity.

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the consolidated first lien leverage ratio requirement and other covenants associated with our senior credit facilities and other borrowings. As of September 30, 2023, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2022 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2022 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $0.4 billion from December 31, 2022, to approximately $6.3 billion as of September 30, 2023 due to seasonality. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 11 and 12 to our Consolidated Condensed Financial Statements.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and gasoline prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used September 30, 2023 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded gasoline. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded gasoline would not have a material impact on our earnings for the period ended September 30, 2023. For additional information regarding our long-term borrowings and financial instruments, see Notes 11, 12 and 17 to our Consolidated Condensed Financial Statements.

Item 4.    Controls and Procedures

(a)Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

(b)Changes in Internal Control Over Financial Reporting. During the third quarter of 2023, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

During the nine months ended September 30, 2023, we had no material developments to report with respect to our risk factors. For additional information regarding our risk factors, please refer to our 2022 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (in millions) (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($ in millions)
July 2023	0.34	$221.51	0.34	$1,471
August 2023	1.74	$223.20	1.74	$1,082
September 2023	0.12	$183.13	0.12	$1,059
	2.20	$220.68	2.20	$1,059
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

Item 5.    Other Information

During the three months ended September 30, 2023, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date:	November 2, 2023	/s/ Cathleen DeGenova
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
10.1
Series 2023-7 Supplement, dated as of September 18, 2023, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-7 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 21, 2023).

10.2
Series 2023-8 Supplement, dated as of September 18, 2023, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-8 Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 21, 2023).

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