Form 10-K
period 2023-12-31
AVIS BUDGET GROUP, INC.
filed 2024-02-16
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 001-10308

AVIS BUDGET GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware				06-0918165
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification Number)
379 Interpace Parkway
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,506,605,493 based on the closing price of its common stock on the Nasdaq Global Select Market.
As of February 9, 2024, the number of shares outstanding of the registrant’s common stock was 35,472,745.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be mailed to stockholders in connection with the registrant’s 2024 annual meeting of stockholders (the “Annual Proxy Statement”) are incorporated by reference into Part III hereof.

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

•an occurrence or threat of terrorism, the current and any future pandemic diseases, natural disasters, military conflicts, including the ongoing military conflicts in the Middle East and Eastern Europe, or civil unrest in the locations in which we operate, and the potential effects of sanctions on the world economy and markets and/or international trade;

•any substantial changes in the cost or supply of fuel, vehicle parts, energy, labor or other resources on which we depend to operate our business, including as a result of a global pandemic such as COVID-19, inflation, the ongoing military conflicts in the Middle East and Eastern Europe, and any embargoes on oil sales imposed on or by the Russian government;

•our ability to continue to successfully implement or achieve our business plans and strategies, achieve and maintain cost savings and adapt our business to changes in mobility;

•political, economic or commercial instability in the countries in which we operate, and our ability to conform to multiple and conflicting laws or regulations in those countries;

•the performance of the used vehicle market from time to time, including our ability to dispose of vehicles in the used vehicle market on attractive terms;

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

•our ability to utilize derivative instruments, and the impact of derivative instruments we utilize, which can be affected by fluctuations in interest rates, fuel prices and exchange rates, changes in government regulations and other factors;

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

OVERVIEW
We are a leading global provider of mobility solutions through our three most recognized brands, Avis, Budget and Zipcar, as well as several other brands, well recognized in their respective markets. Our brands offer a range of options, from car and truck rental to car sharing. We license the use of the Avis, Budget, Zipcar and other brands’ trademarks to licensees in areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world. We generally maintain a leading share of airport car rental revenues in North America, Europe and Australasia, and we operate a leading car sharing network and one of the leading commercial truck rental businesses in the United States. We believe the range of options from our diversified brands enjoy complementary demand patterns with mid-week commercial demand balanced by weekend leisure demand.

On average, our global rental fleet totaled approximately 691,500 vehicles in 2023. We completed nearly 39 million vehicle rental transactions worldwide and generated total revenues of approximately $12 billion during 2023. Our brands and mobility solutions have an extended global reach with approximately 10,250 rental locations throughout the world, including approximately 3,700 locations operated by our licensees.

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

OUR STRATEGY

For 2024, we expect our strategy to continue to primarily focus on customer experience and costs to strengthen our Company, maximize profitability, and deliver stakeholder value. To execute our strategy, we expect to continue to leverage marketing and invest in technology and infrastructure to support our vehicle related rentals. With respect to costs, we aim to achieve operational excellence and invest strategically to lower costs over the long term. For customer experience, we seek to enhance the end to end customer journey by leveraging technology to, among other things, streamline reservations, and modernize the pick-up, exit, on rent and return experiences.

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

The following graphs present the approximate composition of our revenues in 2023.
*     Includes Budget Truck.
**     Includes Zipcar and other operating brands.

The Avis brand provides high-quality vehicle rental and other mobility solutions at price points generally above non-branded and value-branded vehicle rental companies and serves the premium commercial and leisure segments of the travel industry. We operate or license Avis vehicle rental locations at virtually all of the largest commercial airports and cities in the world.

The table below presents the approximate number of Avis locations as of December 31, 2023.

	Avis Locations*
	Americas	International	Total
Company-operated locations	2,015	1,025	3,040
Licensee locations	445	1,625	2,070
Total Avis Locations	2,460	2,650	5,110
*     Certain locations support multiple brands.

In 2023, our Company-operated Avis locations generated total revenues of approximately $6.8 billion. The following graphs present the approximate composition of our Avis revenues in 2023.

We also license the Avis brand to independent commercial owners who operate approximately half of our locations worldwide and generally pay royalty fees to us based on a percentage of applicable revenues. In 2023, these royalty fees totaled approximately 1% of our Avis revenues.

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

•Avis Preferred, our frequent renter rewards program that offers counter bypass at major airport locations;

•invited or earned customer status levels allowing for upgrades and counter bypass;

•Avis QuickPass, a feature on the Avis mobile application that allows customers to bypass the counter. In many United States locations, QuickPass also allows customers to choose, exchange or upgrade their car upon arrival and utilize a unique code to exit via our automated Express Exit for a completely contactless rental experience;

•availability of a selection of luxury vehicles through our Avis Signature Series, as well as premium, sport, performance and electrified vehicles;

•access to satellite radio service, mobile WiFi devices, and GPS navigation;

•Avis rental services such as roadside assistance, fuel service options, e-receipts, electronic toll collection services that allow customers to pay highway tolls without waiting in toll booth lines, and amenities such as Avis Cares, a full range of special products and services for drivers and passengers with disabilities;

•for our corporate customers, Avis Budget Group Business Intelligence, a proprietary reporting solution that provides a centralized reporting tool and customer reporting portal for corporate clients in North America and Europe, enabling them to easily view and analyze their rental activity, allowing them to better manage their travel budgets and monitor employee compliance with applicable travel policies.
Car Rental

The Budget brand is a leading supplier of vehicle rental and other mobility solutions focused primarily on more value-conscious customers. We operate or license Budget car rental locations at airports and in cities worldwide.

The table below presents the approximate number of Budget locations as of December 31, 2023.

	Budget Locations*
	Americas	International	Total
Company-operated locations	1,430	790	2,220
Licensee locations	485	1,030	1,515
Total Budget Locations	1,915	1,820	3,735
*     Certain locations support multiple brands.

We also license the Budget brand to independent commercial owners who generally pay royalty fees to us based on a percentage of applicable revenues. In 2023, these royalty fees totaled approximately 1% of our Budget revenues.

Budget offers its customers several products and services similar to Avis, such as refueling options, roadside assistance, electronic toll collection, and other supplemental rental products, emailed receipts and special rental rates for frequent renters. In addition, Budget’s mobile application allows customers to reserve, modify and cancel reservations on their mobile device, and its Fastbreak and QuickPass service expedites rental service for frequent travelers.

Budget Truck

Our Budget Truck rental business is one of the largest local and one-way truck and cargo van rental businesses in the United States. As of December 31, 2023, our Budget Truck fleet is comprised of approximately 21,000 vehicles that are rented through a network of approximately 440 dealer-operated and 415 Company-operated locations throughout the continental United States. These dealers are independently-owned businesses that generally operate other retail service businesses. In addition to their principal businesses, the dealers rent our light- and medium-duty trucks and commercial cargo vans to customers and are responsible for collecting payments on our behalf. The dealers receive a commission on all truck, van and ancillary equipment rentals. The Budget Truck rental business serves both the light commercial and consumer sectors. The light commercial sector consists of a wide range of businesses that rent light- to medium-duty trucks, which we define as trucks having a gross vehicle weight of less than 26,000 pounds, for a variety of commercial applications. The consumer sector consists primarily of individuals who rent trucks to move household goods on either a one-way or local basis.

In 2023, our Company-operated Budget vehicle rental operations generated total revenues of approximately $4.5 billion. The following graphs present the approximate composition of our Budget revenues in 2023.
Zipcar is a leading car sharing network, driven by a mission to enable simple and responsible urban living. With its wide variety of self-service vehicles available by the hour or day, Zipcar offers comprehensive, convenient and flexible car sharing options in urban areas and college campuses in hundreds of cities and towns. Zipcar provides its members on-demand, self-service vehicles in reserved parking spaces located in neighborhoods, business districts, office complexes and college campuses, as an alternative to car ownership. We continue to offer our Zipcar Flex product in London providing one-way rentals, including to and from Heathrow airport, which can be parked in public on-street parking spots in designated areas of the city.

Other Brands

Our other brands include the following:

•Payless, a leading rental car supplier serving the deep-value segment of the industry, which we license or operate in approximately 270 locations worldwide, including more than 160 locations operated by licensees and approximately 110 Company-operated locations.

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

◦Maggiore has a strong local reputation and benefits from a strong presence at airport, off-airport and railway locations and from the integration of our existing operations and rental fleet management expertise. We operate or license in approximately 140 rental locations throughout the country.
◦Morini Rent offers rental of cars, vans, and refrigerated vehicles. We operate in approximately 45 rental locations throughout the country.

•FranceCars, which operates one of the largest light commercial vehicle rental fleets in France, in approximately 70 rental locations, and leverages our existing operational processes and local customer base.

•Apex, which operates in approximately 25 rental locations at, or near, major airports and in several metropolitan cities in New Zealand and Australia.

•Turiscar, a leading vehicle rental brand in Portugal, which operates primarily in the corporate market, including light commercial vehicles, at approximately 30 rental locations throughout the country.
•ACL Hire and McNicoll Hire, providers of quality vehicle rental and maintenance services in the UK, with a strong focus on light commercial vehicles.
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

Our Zipcar members can reserve vehicles through Zipcar’s reservation system, which is accessible online or on a mobile device, by the hour or day, at rates that include fuel, secondary insurance and other costs typically associated with vehicle ownership.

Marketing and Sales

We support our brands through a range of marketing channels and campaigns, including traditional media as well as digital media, including internet and email marketing, social media, streaming services, and mobile device applications. In 2023, we launched the Plan On Us campaign as the Avis brand platform to highlight the trust our customers have in us. We also market through sponsorships of major sports entities and charitable organizations. We utilize a customer relationship management system that enables us to deliver more targeted and relevant offers to customers across online and offline channels, including an expedited and contactless rental process and loyalty programs that reward frequent renters with free rental days and car class upgrades.

We are able to reach and merchandise cars and rentals to a diverse demographic of consumers through our strategic partnerships with airlines, associations and hotel companies, and we maintain strong links to the travel industry. In addition, we have developed relationships that provide brand exposure and access to new customers, including deals to provide vehicles to ride-hail drivers in cities across North America.

In 2023, approximately 50% of vehicle rental transactions originating from Avis locations were generated by travelers who rented from Avis under contracts between Avis and their employers or through membership in an organization with which Avis has a contractual affiliation. We offer Avis Budget Group Business Intelligence, an online portal complete with rental summary dashboards, visualizations and detailed reports that provides our corporate customers with insight into their program’s performance, giving them direct access to more data in a customer-facing portal offering useful data insights, including options to customize and schedule reports. Avis also maintains marketing relationships with other travel partners through which we are able to offer their customers incentives to rent from Avis.

Additionally, we offer Unlimited Rewards, our loyalty incentive program for travel agents, and Avis and Budget programs for small businesses that offer discounted rates, central billing options and rental credits to members.

Our Zipcar brand utilizes a diverse set of marketing and sales strategies to acquire and engage members, including digital marketing, email and in-app messaging, and social media engagement. Zipcar maintains close relationships with universities that provide access to campuses and various marketing channels to attract students who, upon graduation, may continue their relationship with us. Through our Zipcar for Business program, we also offer direct-bill accounts and employee benefit programs to companies and governments that support the use of Zipcar vehicles.

LICENSING

We have licensees in approximately 175 countries throughout the world. Royalty fee revenues derived from our vehicle rental licensees in 2023 totaled $133 million, with approximately $92 million in our International segment and $41 million in our Americas segment. Licensed locations are independently operated by our licensees and range from large operations at major airport locations and territories encompassing entire countries to relatively small operations in suburban or rural locations. Our licensees generally maintain separate independently owned and operated fleets. Royalties generated from licensing provide us with a source of high-margin revenue because there are relatively limited additional costs associated with fees paid by licensees to us. In some geographies we facilitate one-way vehicle rentals between Company-operated and licensed locations, which enables us to offer an integrated network of locations to our customers.

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

We continue to optimize the Avis, Budget and Payless brands by issuing new license agreements and periodically acquiring licensees to grow our revenues and expand our global presence. Discussion of our acquisitions is included in Note 6 – Acquisitions to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

•products for driving convenience such as fuel service options, roadside assistance services, electronic toll collection services, access to satellite radio, mobile WiFi devices, GPS navigation and child safety seat rentals; and

•products that supplement truck rental including automobile towing equipment and other moving accessories, such as hand trucks, furniture pads and moving supplies.

We also receive payment from our customers for certain operating expenses that we incur, including vehicle licensing fees, as well as airport concession fees that we pay in exchange for the right to operate at airports and other locations. In addition, we collect membership fees in connection with our car sharing business.

OUR FLEET

We offer a wide variety of vehicles in our rental fleet, including luxury vehicles, electrified vehicles, specialty-use vehicles and light commercial vehicles. Our fleet consists primarily of vehicles from the current and immediately preceding model year. We maintain a single fleet of vehicles for Avis and Budget in countries where we operate both brands. A substantial majority of Zipcar’s fleet is dedicated to use by Zipcar.

Fleet Purchases

We maintain a diverse rental fleet, in which no vehicle manufacturer represented more than 23% of our 2023 fleet purchases, and we regularly adjust our fleet levels to be consistent with demand. We participate in a variety of vehicle purchase programs with major vehicle manufacturers. In 2023, we primarily purchased vehicles from Stellantis N.V., General Motors Company, Renault-Nissan-Mitsubishi Alliance, Toyota Motor Corporation, Hyundai Motor Group, Ford Motor Company and Volkswagen Group.

Fleet costs represented approximately 17% of our aggregate expenses in 2023. Fleet costs can vary from year to year based on the prices at which we are able to purchase and dispose of rental vehicles, the mix of risk and program vehicles, holding periods, and overall fleet mix.

In 2023, approximately 10% of our average rental fleet was comprised of vehicles subject to agreements requiring automobile manufacturers to repurchase vehicles at a specified price during a specified time period or guarantee our rate of depreciation on the vehicles during a specified period of time; or vehicles subject to operating leases with a fixed lease period and interest rate. We refer to vehicles subject to these agreements as “program” vehicles and vehicles not subject to these agreements as “risk” vehicles because we retain the risk associated with such vehicles’ residual values at the time of their disposition. Our agreements with automobile manufacturers typically require that we pay more for program vehicles and maintain them in our fleet for a minimum number of months and impose certain return conditions, including vehicle condition and mileage requirements. When we return program vehicles to the manufacturer, we receive the price guaranteed at the time of purchase and are therefore protected from fluctuations in the price of previously-owned vehicles in the wholesale market. In 2023, approximately 20% of the vehicles we disposed of were program vehicles sold pursuant to repurchase or guaranteed depreciation programs. Over the past several years, program vehicles have comprised of a decreasing proportion of our fleet. The approximate percentage of program vehicles in our average rental fleet within each of our reporting segments in 2023 was 40% for International and less than 1% for the Americas. The future percentages of program and risk vehicles in our fleet will depend on several factors, including our expectations for future used vehicle prices, our seasonal needs and the availability and attractiveness of manufacturers’ repurchase and guaranteed depreciation programs.

Fleet Dispositions

We dispose of our risk vehicles largely through alternative disposition channels, including direct-to-consumer, online auctions, and direct-to-dealer sales, as well as through more traditional automobile auctions. Alternative disposition channels provide the opportunity to increase vehicle sales prices and reduce relevant fleet costs compared to selling vehicles at auctions. We sell vehicles direct to consumers through our retail locations, and through RubyCar, our online retail sales platform, which offers customers the ability to purchase well-maintained, late-model rental vehicles from our fleet. We dispose of our program vehicles in accordance with repurchase or guaranteed depreciation programs with major vehicle manufacturers.

Fleet Utilization

In 2023, our average quarterly vehicle rental fleet size ranged from a low of approximately 621,000 vehicles in the first quarter to a high of approximately 754,000 vehicles in the third quarter. Average quarterly fleet utilization for 2023, which is based on the number of rental days (or portion thereof) that vehicles are rented compared to the total amount of time that vehicles are available for rent, ranged from approximately 65% to approximately 71%. Our average car rental fleet size and utilization are typically highest in the summer months. Our calculation of utilization may not be comparable to other companies’ calculation of similarly titled metrics.

Fleet Maintenance

We place a strong emphasis on the quality of our vehicle maintenance for customer safety and customer satisfaction reasons, and because quick and proper repairs are critical to fleet utilization. To accomplish this task, we have developed and continue to evolve specialized training programs for our technicians. Our Supply Chain Department reviews, distributes, and makes accessible original equipment manufacturer (“OEM”) technical service bulletins that can be retrieved electronically at our repair locations. In addition, we have implemented policies and procedures to promptly address manufacturer recalls as part of our ongoing maintenance and repair efforts to maximize the customer experience.

CUSTOMER SERVICE

Our commitment to delivering a consistently high level of customer service across all of our brands is a critical element of our success and business strategy. Our Customer Led, Service Driven program focuses on continually improving the overall customer experience based on our research of customer service practices, improved customer insights, executing our customer relationship management strategy, delivering customer-centric employee training and leveraging our mobile applications technology and the enriched experience it provides our customers. In addition, our social media platform allows us to engage with our customers in their preferred channel, which enables us to meet the needs of our customers while promoting our brands to gain more market share and drive customer loyalty.

The employees at our Company-operated locations are trained and empowered to resolve many customer issues at the location level. We also continuously track customer-satisfaction levels by sending location-specific surveys to recent customers and utilize detailed reports and tracking to assess and identify ways that we can improve our customer service delivery and the overall customer experience. Our location-specific surveys ask customers to evaluate their overall satisfaction with their rental experience and the likelihood that they will recommend our brands, as well as key elements of the rental experience. Results are analyzed in aggregate and by location to help further enhance our service levels to our customers.

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

AIRPORT CONCESSION AGREEMENTS

We generally operate our vehicle rental and car sharing services at airports under concession agreements with airport authorities, pursuant to which we typically make airport concession payments and/or lease payments. In general, concession fees for on-airport locations are based on a percentage of total commissionable revenues (as defined by each airport authority), often subject to minimum annual guaranteed amounts. Concessions are typically awarded by airport authorities every three to ten years based upon competitive bids. Our concession agreements with the various airport authorities generally impose certain minimum operating requirements, provide for relocation in the event of future construction and in some cases provide for abatement of the minimum annual guarantee in the event of extended low passenger volume.

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

The following chart presents our quarterly revenues for the years ended December 31, 2021, 2022 and 2023.
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

Our vehicle rental operations compete primarily with Enterprise Holdings, Inc., which operates the Enterprise, National and Alamo car rental brands; Hertz Global Holdings, Inc., which operates the Hertz, Dollar and Thrifty brands; Europcar Mobility Group, which operates the Europcar, Goldcar, InterRent, Buchbinder, Fox Rent A Car and Ubeeqo brands; and Sixt SE. We also compete with smaller local and regional vehicle rental companies for vehicle rental market share, and with ride-hailing companies largely for short length trips in urban areas. Our Zipcar brand also competes with various local and regional mobility companies, including mobility services sponsored by several auto manufacturers, ride-hailing and car sharing companies and other technology players in the mobility industry. Our Budget Truck operations in the United States competes with several other local, regional and nationwide truck rental companies including U-Haul International, Inc., Penske Truck Leasing Corporation, Ryder System, Inc., Enterprise Truck Rental, and Hertz Global Holdings, Inc.

INSURANCE AND RISK MANAGEMENT

Our vehicle rental and corporate operations expose us to various types of claims for bodily injury, death and property damage related to the use of our vehicles and/or properties, as well as general employment-related matters stemming from our operations. In addition, we currently purchase insurance coverage to limit our exposure to legal fees and expenses resulting from cybersecurity breaches. We generally retain economic exposure for liability to third parties arising from vehicle rental and car sharing services in the United States, Canada and Puerto Rico in accordance with the minimum financial responsibility requirements (“MFRs”) and primacy of coverage laws of the relevant jurisdiction. In certain cases, we assume liability above applicable MFRs, up to $5 million per occurrence, other than in cases involving a negligent act on the part of the Company, for which we purchase insurance coverage for exposures beyond retained amounts from a combination of unaffiliated excess insurers.

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

We offer our United States customers a range of optional insurance products and coverages such as supplemental liability insurance, personal accident insurance, personal effects protection, emergency sickness protection, automobile towing protection and cargo insurance, which create additional risk exposure for us. When a customer elects to purchase supplemental liability insurance or other optional insurance related products, we typically retain economic exposure to loss, since the insurance is provided by an unaffiliated insurer that is reinsuring its exposure through our captive insurance subsidiary, Constellation Reinsurance Company Limited. Additional personal accident insurance offered to our customers in Europe is provided by a third-party insurer, and primarily reinsured by our Avis Budget Europe International Reinsurance Limited subsidiary. We otherwise bear these and other risks, except to the extent that the risks are transferred through insurance or contractual arrangements.

OUR INTELLECTUAL PROPERTY

We rely primarily on a combination of trademark, trade secret and copyright laws, as well as contractual provisions with employees and third parties, to establish and protect our intellectual property rights. The service marks “Avis,” “Budget” and “Zipcar” and related marks or designs incorporating such terms and related logos and marks such as “Plan On Us,” “We Try Harder,” “We Know The Road” and “Own The Trip, Not The Car”, “Preferred” and “Fastbreak” are material to our vehicle rental and car sharing businesses. Our subsidiaries and licensees actively use these marks. All of the material marks used by Avis, Budget and Zipcar are registered (or have applications pending for registration) with the U.S. Patent and Trademark Office as well as in foreign jurisdictions. Our subsidiaries own the marks and other intellectual property, including the Wizard system, used in our business. We also own trademarks and logos related to the “Apex Car Rentals” brand in Australia and New Zealand, the “Payless Car Rental” brand in the United States and several other countries, the “Maggiore” and “Morini Rent” brands in Italy, the “FranceCars” brand in France and the “Turiscar” brand in Portugal. Our subsidiaries have also filed patent applications pertaining to fleet and connected car technology in the United States and other countries.

ENVIRONMENTAL, SOCIAL & GOVERNANCE (“ESG”)

We recognize our role as one of the world’s leading mobility solutions providers. As a result, we are focused on supporting the transition to a low-carbon economy and employ practices designed to promote a more fair, just and equal workplace and community.

The Environment: We are committed to offering safe and low-carbon transportation solutions:

•Greenhouse Gas Emissions: As our corporate and leisure customers become increasingly aware and concerned about pollution and congestion caused by vehicles, we aim to provide more sustainable transportation solutions by leveraging connected vehicle technology and introducing more fuel efficient, low emission, and electric vehicles.

•Sustainable Operations Improvements: We are driving the efficiencies needed to reduce our environmental impact and enhance the sustainability of our operations. These are mainly driven by improvements in vehicle preventive maintenance, the incorporation of green building practices and by complying with environmental regulations.

•Carbon Offset Program: We work closely with our corporate customers to help them achieve their environmental impact reduction targets through our carbon offset program.

•More Sustainable Fleet: We are actively anticipating and driving changes in mobility. Connected and autonomous vehicles are likely to become a common feature worldwide, along with an increased use of electric and shared vehicles, which is why we are building on our core experience, data intelligence and technology to develop entirely new lines of business and extend our offering and capabilities for our customers, businesses and cities. Our efforts include:

◦Car Sharing: Zipcar continually improves its car sharing technology, which includes its mobile member app, in-vehicle telematics hardware and reservation, fleet management and community management systems. Zipcar’s technology platform is key to providing a successful self-service experience for its members and effectively managing a distributed fleet of vehicles and associated parking locations.

◦Connected Vehicles: Connected vehicles support our ability to reduce emissions through a steadfast focus on fleet maintenance and optimization.

◦Fleet Efficiency: We offer our customers the opportunity to choose from a wide variety of vehicles, including fuel-efficient, hybrid, or electric vehicles at almost all of our locations. Our fleet consists primarily of vehicles from the current and immediately preceding model year - this ensures the highest possible standards of air emissions control.

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

Employees

As of December 31, 2023, we employed approximately 24,500 people worldwide, of whom approximately 6,500 were employed on a part-time basis. Of our approximately 24,500 employees, approximately 8,500 were employed in our International segment. In our Americas segment, the majority of our employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. In our International segment, we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. Many of our employees are covered by a variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions.

We strive to maintain satisfactory relationships with all of our employees, including the unions and work councils representing these employees. As of December 31, 2023, approximately 28% of our employees were covered by collective bargaining or similar agreements with various labor unions. We believe our employee relations are satisfactory. We have never experienced a large-scale work stoppage.

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

Recruitment and Development

Our talent strategy is solidly rooted in attracting and retaining a diverse workforce. Our Talent Acquisition teams have strong relationships with organizations that help us reach a diverse pool of candidates including those who identify as LGBTQ+ and those with disabilities. We believe that our employees possess a wealth of knowledge that could and should be shared with others. We have a wealth of established learning and talent programs that we make available to our employees, including a digital learning platform that has transformed the way we produce, manage and share learning resources.

Diversity, Inclusion and Belonging

We embrace diversity and inclusion. We value each employee around the world, whose talent, skill and personality has helped establish us as a leading global mobility provider. We believe that embracing and promoting diversity is a critical component of our success and we have committed to creating a safe, supportive and inclusive environment. As an equal-opportunity employer, we are proud to provide an inclusive workplace that embraces and celebrates demographic, cultural and lifestyle differences. We strive to have a diverse and inclusive work environment where employees feel valued for their uniqueness, recognized for their diverse talents, and where they can bring their whole selves to work. We have created employee resource groups (“ERGs”) to advocate for equality, provide opportunities for advancement, and facilitate discussion around better practices and resources to advance more targeted cultural and racial understanding and diversity. These ERGs provide a space where employees can foster connections and develop in a supportive environment. As of the end of 2023, we had the following ERGs: Power of Women, Power of Veterans, Power of Pride, and Power of Color.

Health and Safety

The health and safety of our employees is our highest priority because our people are our most valuable asset. Consistent with our operating philosophy, we are committed to safety and our core belief is that health and safety is every employee’s responsibility, not only for our employees but for our customers, vendors, and all stakeholders.

Well-being

We take a holistic approach to well-being. We understand that to deliver our best performance, our employees need to be healthy and happy in all areas of their lives. Our well-being program focuses on helping our people achieve all aspects of wellness through encouraging habits that promote physical, emotional and financial well-being.

REGULATION

We are subject to a wide variety of laws and regulations in the countries in which we operate, including those relating to, among others, consumer protection, insurance products and rates, franchising, customer privacy and data protection, securities and public disclosure, competition and antitrust, environmental matters, taxes, automobile-related liability, corruption and anti-bribery, labor and employment matters, health and safety, claims management, automotive retail sales, currency-exchange and other various banking and financial industry regulations, cost and fee recovery, the protection of our trademarks and other intellectual property, ESG matters and local ownership or investment requirements. Additional information about the regulations that we are subject to can be found in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

COMPANY INFORMATION

Our principal executive office is located at 379 Interpace Parkway, Parsippany, New Jersey 07054 (our telephone number is 973-496-4700). The Company files electronically with the Securities and Exchange Commission (the “SEC”) required reports on Form 8-K, Form 10-Q and Form 10-K; proxy materials; registration statements and other forms or reports as required. Certain of the Company’s officers, directors and stockholders also file statements of beneficial ownership and of changes in beneficial ownership on Forms 3, 4 and 5 with the SEC. Such materials may be accessed electronically on the SEC’s Internet site (sec.gov). The Company maintains a website (avisbudgetgroup.com) and copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports, proxy materials and any amendments to these reports filed or furnished with the SEC are available free of charge in the Investor Relations section of our website (ir.avisbudgetgroup.com), as soon as reasonably practicable after filing with the SEC. Copies of our board committee charters, Codes of Conduct and Ethics, Corporate Governance Guidelines and other corporate governance information are also available on our website. If the Company should decide to amend any of its board committee charters, Codes of Conduct and Ethics or other corporate governance documents, copies of such amendments will be made available to the public through the Company’s website. The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

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

Fleet costs typically represent our single largest expense and can vary from year to year based on the prices that we are able to purchase and dispose of our vehicles. We purchase program vehicles, which are guaranteed a rate of depreciation through agreements with auto manufacturers, and non-program, or risk vehicles. In 2023, on average approximately 90% of our rental fleet was comprised of risk vehicles.

The costs of our risk vehicles may be adversely impacted by the relative strength of the used car market, particularly the market for one- to two-year old used vehicles, or potentially by the insolvency or bankruptcy of an auto manufacturer from whom we purchase vehicles. We currently sell risk vehicles through various sales channels in the used vehicle marketplace, including traditional auctions, and alternative disposition channels, including online auctions, direct-to-dealer sales and directly to consumers through either retail lots or online. These channels may not produce stable vehicle prices in the future, as the market for used vehicles is subject to changes in demand for such vehicles, consumer interests, inventory levels, new car pricing, interest rates, fuel costs, tariffs and general economic conditions, and recent reports have suggested that prices in the used vehicle market may decrease in 2024. A reduction in residual values for risk vehicles in our rental fleet could cause us to sustain a substantial loss on the sale of such vehicles or require us to depreciate those vehicles at a more accelerated rate than previously anticipated while we own them.

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

Program vehicles enable us to determine our depreciation expense in advance of purchase. Our program vehicles also generally provide us with flexibility to reduce the size of our fleet rapidly. This flexibility is negatively affected as the percentage of program vehicles in our fleet is reduced as has been the trend over the last several years, or if the features of the programs provided by auto manufacturers are less favorable. Our inability to reduce the size of our fleet in response to seasonal demand fluctuations, economic constraints or other changes in demand could have an adverse impact on our fleet costs and results of operations.

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

While we source our fleet purchases from a wide range of auto manufacturers, we are exposed to risk to the extent that any auto manufacturer significantly curtails production. Such production may be curtailed as a result of a wide range of factors, including impacts of a pandemic and supply chain impacts, including shortages of parts, which have impacted certain manufacturers in the past. We are also exposed to risk to the extent that any auto manufacturer increases the cost of vehicles, including as a result of inflation, labor shortages or disruptions, or supply chain disruptions, or declines to sell vehicles to us on terms or at prices consistent with past practice. Should any of these risks occur, we may be unable to obtain a sufficient number of vehicles to operate our business without significantly increasing our fleet costs or reducing our volumes.

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

Demand for vehicle rentals is generally subject to and impacted by international, national and local economic conditions and travel demand, which can be impacted by many factors, including inflation. When travel demand or economic conditions in the United States, Europe and/or worldwide weaken, our financial condition and results of operations are often adversely impacted.

Any significant airline capacity reductions, airfare or related fee increases, reduced flight schedules, or any events that disrupt or reduce business or leisure air travel or weaken travel demand and tourism, such as work stoppages, military conflicts, terrorist incidents, natural disasters, disease epidemics, or the response of governments to any such events, could have an adverse impact on our results of operations. For example, events of a global nature such as the COVID-19 pandemic have had, and may in the future have, material impacts on the Company. In addition, any significant increases in fuel prices, a severe protracted disruption in fuel supplies or rationing of fuel, or severe inflation that disrupts consumers’ discretionary spending patterns could discourage our customers from renting vehicles or reduce or disrupt air travel, which could also adversely impact our results of operations.

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

The ongoing military conflicts in the Middle East and Eastern Europe are causing uncertainty that may have an adverse impact on our business, financial condition and results of operations.

The world economy and markets are experiencing volatility and disruption from the ongoing military conflicts in the Middle East and Eastern Europe, the length and impact of which are highly unpredictable. These conflicts have led to, and could in the future lead to, significant volatility in our costs, including fuel and fleet costs, including as a result of sanctions or any embargoes on oil sales imposed on or by the Russian government; impacts to fleet availability; and impacts on demand for travel as a result of weakness in economic conditions, increased inflation or increases in the cost of fuel as well as other factors. In addition, as a result of the conflict in Eastern Europe, governmental and non-governmental entities have issued alerts noting the potential for increased cyber-attacks. Such risks and disruptions could adversely impact our business, results of operations and financial condition.

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

We rely upon third-party distribution channels to generate a significant portion of our vehicle rental reservations, including:

•traditional and online travel agencies, airlines and hotel companies, marketing partners such as credit card companies and membership organizations and other entities that help us attract customers; and

•global distribution systems (“GDS”) that connect travel agents, travel service providers and corporations to our reservation systems.

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

We have property leases or vehicle rental concessions at locations throughout the world, including at most airports where we operate and at train stations throughout Europe, where vehicle rental companies are frequently required to bid periodically for space at these locations. If we were to lose a property lease or vehicle rental concession, particularly at an airport or a train station in a major metropolitan area, there can be no assurance that we would be able to find a suitable replacement location on reasonable terms, which could adversely impact our business. Most leases and airport concessions have fixed obligations that can be required even if our volume drops significantly. While we have been successful at partially mitigating some of these requirements in the past, including when enplanements have decreased significantly, there is no guarantee that we will be able to do so in the future, and if we are not successful our costs as a percentage of revenue could increase.

We face risks related to the seasonality of our business.

In our business, the third quarter of the year has historically been our most profitable quarter, as measured by net income and Adjusted EBITDA, due primarily to the increased level of summer leisure travel. We vary our fleet size over the course of the year to help manage seasonal variations in demand, as well as localized changes in demand that we may encounter in the various regions in which we operate. Any circumstance or occurrence that disrupts rental activity during the third quarter, especially in North America and Europe, could have a disproportionately adverse impact on our financial condition or results of operations.

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

Vehicle electrification refers to a range of technologies that uses electricity to propel a vehicle and includes hybrid, plug-in, extended range and battery electric vehicles, as well as autonomous vehicles. We believe that the vehicle industry will continue to experience significant change in the coming years, in particular as it relates to vehicle electrification. Worldwide demand for electric and hybrid vehicles continues to increase, and manufacturers continue to invest more time and cost into producing these types of vehicles in an effort to reduce fuel consumption and greenhouse gas emissions, as mandated by various governmental standards and regulations. If we are not adequately prepared to meet consumer demand for electric, hybrid and autonomous vehicles as such demand develops, including if we are unable to attain an optimal and consistently reliable charging infrastructure and systems, which will require substantial capital investment, or if consumer demand for electric, hybrid and autonomous vehicles fails to meet our expectations, including due to slower or inadequate investments in charging infrastructure by third parties, our financial condition or results of operations could be adversely impacted.

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

Additionally, current United States. federal law pre-empts state laws that impute tort liability based solely on ownership of a vehicle involved in an accident. If such federal law were to change, our insurance liability exposure could materially increase.

We may be unable to collect amounts that we believe are owed to us by customers, insurers and other third parties related to vehicle damage claims or liabilities. The inability to collect such amounts in a timely manner or to the extent that we expect could adversely impact our financial condition or results of operations.

We face risks related to fluctuations in currency exchange rates.

Our operations generate revenue and incur operating costs in a variety of currencies. The financial position and results of operations of many of our foreign subsidiaries are reported in the relevant local currency and then translated to United States dollars at the applicable currency exchange rate for inclusion in our Consolidated Financial Statements. Changes in exchange rates among these currencies and the U.S. dollar have affected, and will continue to affect, among other things, the recorded levels of our assets and liabilities in our Consolidated Financial Statements. While we take steps to manage our currency exposure, such as currency hedging, we may not be able to effectively limit our exposure to intermediate- or long-term movements in currency exchange rates, which could adversely impact our financial condition or results of operations.

We face risks related to our derivative instruments.

We typically utilize derivative instruments to manage fluctuations in foreign exchange rates, interest rates and fuel prices. The derivative instruments we use to manage our risk are usually in the form of interest rate swaps and caps and foreign exchange and commodity contracts. Periodically, we are required to determine the change in fair value, called the “mark-to-market,” of some of these derivative instruments, which could expose us to substantial mark-to-market losses or gains if such rates or prices fluctuate materially from the time we entered into the derivatives. Accordingly, volatility in rates or prices may adversely impact our financial position or results of operations and could impact the cost and effectiveness of our derivative instruments in managing our risks.

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

RISKS RELATED TO LEGAL, REGULATORY AND ENVIRONMENTAL, SOCIAL, AND GOVERNANCE (“ESG”) RELATED MATTERS

Costs associated with lawsuits, investigations or increases in legal reserves that we establish based on our assessment of contingent liabilities may have an adverse effect on our results of operations.

Our global operations expose us to various claims, lawsuits and other legal proceedings that arise in and outside of the ordinary course of our business in the countries in which we operate. We may be subject to complaints and/or litigation involving our customers, licensees, employees, independent operators and others with whom we conduct business, including claims for bodily injury, death and property damage related to use of our vehicles or our locations, or claims based on allegations of discrimination, misclassification as exempt, wage and hour pay disputes or allegations related to our business practices, and various other claims. We could be subject to substantial costs and/or adverse outcomes from such claims, which could have a material adverse effect on our financial condition, cash flows or results of operations.

At some of our locations, we outsource to third-party independent contractors who operate the business as a separate entity and we pay these independent contractors a commission for operating their business under our brands. There is a growing trend in the United States aimed at the gig economy to define independent contractors as employees. As such, we are subject to legislative and or judicial determination that any such changes are applicable to these independent contractors. Such determinations may require us to change the business operations and make such independent contractor locations employee operated. This could potentially expose us to additional costs and material liability under federal and state labor and employment and tax laws.

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

We are seeking Advanced Pricing Agreements with certain tax authorities to obtain certainty regarding our transfer pricing policy. While this effort is ongoing, the process of negotiating and ultimately entering into these agreements has been lengthy and may take several more years. The ultimate results of our negotiations of these agreements with tax authorities, the expiration of such agreements, or changes in circumstances or in the interpretation of such agreements could increase our tax costs in these jurisdictions, including through the assessment of significant interest charges and/or penalties if non-compliance is adjudicated. To the extent we do not have an existing Advance Pricing Agreement or other agreement, governmental authorities could challenge our transfer pricing policy in the future and, if challenged, we may not prevail, which could increase our tax costs or reduce savings related to our transfer pricing policy.

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

We face risks related to ESG matters.

Increasing attention to climate change, increasing societal expectations on companies to address climate change, the increase in proposed and adopted ESG regulations and laws, both domestically (including in California) and globally (especially in the European continent) and potential consumer and customer use of substitutes to our products may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, reputational harm and negative impacts on our stock price and access to capital markets. We have developed certain initiatives, goals and practices relating to ESG matters. We may not be successful in implementing these initiatives, goals and practices, including due to factors beyond our control, and even if successful, they may not achieve our desired or expected outcomes. If our ESG initiatives, goals, and practices do not meet our expectations, those of our investors or other stakeholders, or requirements of local rules and regulations, each of which continue to evolve, we may incur additional costs, and our brand, reputation and our results of operations and financial condition may be adversely impacted.

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

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) eliminated the use of like-kind exchange for personal property and allowed for full expensing of qualified property purchases through 2022. From 2004 until its elimination, we utilized like-kind exchange to replace vehicles in a manner that allowed for a material deferral of United States (U.S.) federal and state income taxes. The effect of the repeal of the like-kind exchange treatment for vehicle sales has been largely offset through 2022 by the availability of full expensing for certain business assets (including our vehicles) in the year placed in service. During 2023, the full expensing provision has started to phase-out ratably over five years. While proposed legislation is presently under consideration in Congress to postpone this phase-out, no assurance can be given that the phase-out will be delayed. Certain U.S. states have modified their tax statutes as a result of the Tax Act, and such state legislation does not allow the use of full expensing benefits for state tax purposes, which negatively impacts our tax liability in such states. Other U.S. states continue to modify their tax statutes related to full expensing. Therefore, we cannot offer assurance that the benefits from the expected tax deductions will continue.

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

There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organisation for Economic Co-operation and Development (the “OECD”), and unilateral measures being implemented by various countries. As an example, the OECD has put forth two proposals—Pillar One and Pillar Two—that revise the existing profit allocation and nexus rules (profit allocation based on location of sales versus physical presence) and ensure a minimal level of taxation, respectively. During 2023, the OECD issued administrative guidance which provides for transition and safe harbor rules for the global minimum tax. Further, many countries have proposed or have begun to implement changes to existing tax laws in response to the OECD’s proposals. The Company continues to closely monitor any such developments and guidance issued to determine any impact on our effective tax rate, cash tax obligations and operations.

RISKS RELATED TO OUR CAPITAL STRUCTURE AND INDEBTEDNESS

We face risks related to our current and future debt obligations, including risks related to conditions in the credit and asset-backed securities markets.

Our ability to satisfy and manage our debt obligations depends on our ability to generate cash flow and on overall financial market conditions. To some extent, this is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, many of which are beyond our control. Our outstanding debt obligations require us to dedicate a significant portion of our cash flows to pay interest and principal on our debt, which reduces funds available to us for other purposes. Our business may not generate sufficient cash flow from operations to permit us to service our debt obligations and meet our other cash needs, which may force us to reduce or delay capital expenditures, sell or curtail assets or operations, seek additional capital or seek to restructure or refinance our indebtedness. If we must sell or curtail our assets or operations, it may negatively affect our ability to generate revenue. Certain of our debt obligations contain restrictive covenants and provisions that may limit our ability to, among other things, incur additional debt; provide guarantees; pay dividends or distributions, redeem or repurchase capital stock; prepay, redeem or repurchase debt; create or incur liens; make distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; and consolidate or merge with or into, or sell substantially all of our assets to, another person. These covenants and provisions also may limit our ability to respond to adverse changes in general economic, industry and competitive conditions, as well as changes in government regulation and changes to our business.

Our failure to comply with these restrictive covenants and provisions, if not waived, would cause a default under the applicable debt agreement and could result in a cross-default under several of our other debt obligations, including our United States and European asset-backed debt facilities. If such a default were to occur, we could be required to repay or accelerate debt payments to the lenders or holders of our debt, and there can be no assurance that we would be able to refinance or obtain a replacement for such financing programs.

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

A portion of our borrowings, primarily our vehicle-backed borrowings, bears interest at variable rates that expose us to interest rate risk. If interest rates continue to increase, whether due to continued increases in market interest rates or one or more increases in our own cost of borrowing, our debt service obligations for our variable rate indebtedness would increase even though the amount of borrowings remain the same, and our results of operations could be adversely affected. As of December 31, 2023, our total outstanding debt of approximately $23.9 billion included unhedged interest rate sensitive debt of approximately $7.6 billion. During our seasonal borrowing peak in 2023, outstanding unhedged interest rate sensitive debt totaled approximately $7.6 billion.

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

Our Board of Directors previously authorized the repurchase of up to $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded most recently in February 2023 (the “Share Repurchase Program”). As of December 31, 2023, approximately $802 million remains available under the Share Repurchase Program. If we purchase additional shares of our common stock under the Share Repurchase Program, the percentage of our outstanding common stock owned by SRS Investment Management, LLC and its affiliates (“SRS”) may increase, even without further action by SRS. Under the terms of the Fourth Amended and Restated Cooperation Agreement between the Company and SRS, SRS has committed, with respect to shares of common stock SRS holds in excess of 35% of the Company’s outstanding common stock, to exercise its voting rights in the same proportion in which other shares of common stock are voted. Notwithstanding this commitment, the ownership by SRS of more than 50% of the Company’s outstanding common stock could trigger, or increase the likelihood that we trigger, certain change in control provisions in the indentures governing our senior notes. The Company must make a 101% change of control offer for the senior notes if, within 60 days following a change of control, the ratings on the notes are downgraded by one or more gradations or withdrawn and the applicable rating agency announces that such downgrade or withdrawal is attributable to the change of control.

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

Our business requires the secure processing and storage of personal information relating to our customers, employees, business partners and others. Current privacy and data protection laws, particularly the European Union’s General Data Protection Regulation (“GDPR”), the United Kingdom Data Protection Act (“UK DPA”), the California Consumer Privacy Act including modifications by the California Privacy Rights Act (collectively, the “CCPA”), the Virginia Consumer Data Protection Act (“VCDPA”), and other regulations in the jurisdictions in which we operate impose obligations and restrictions regarding the types of information that we may collect, process, sell and retain about our customers, employees and other individuals with whom we deal or propose to deal, some of which may be non-public personal data. A patchwork of new and proposed privacy and data protection legislation and regulation continues to evolve across the jurisdictions in which we operate. These laws and regulations, each wide-ranging in scope, provide individuals located in those jurisdictions with greater control over their personal data and impose various requirements on our business relating to the collection and processing of personal data. These laws also impose significant forfeitures and penalties for noncompliance and afford private rights of action to individuals under certain circumstances. The Company has adopted policies and procedures in compliance with these laws, which may need to be updated as new laws are passed or as additional guidance is made available from regulatory authorities or published enforcement decisions. Data protection laws in the countries where we operate are developing at a rapid pace and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and impose inconsistent or conflicting requirements. Complying with varying jurisdictional privacy and data protection requirements could increase our operating costs, divert management attention or require additional changes to our business practices. Should we be found to not be in compliance with the GDPR, UK DPA, CCPA, VCDPA or similar privacy and data protection laws, we could be subject to substantial monetary penalties, government consent decrees, regulatory enforcement actions, and other sanctions that could negatively impact our operating results or harm our reputation.

The centralized nature of our information systems combined with the expansive nature of our global business requires the routine flow of information regarding employees, customers and potential customers, and suppliers across national borders, particularly in the United States, the United Kingdom, and Europe. Although new and updated personal data transfer mechanisms, such as the European Commission’s Standard Contractual Clauses, have been adopted by regulators following the invalidation of previously available transfer mechanisms in 2020 by the Court of Justice of the European Union, these mechanisms remain subject to legal uncertainty and face ongoing scrutiny from EU supervisory authorities. This continued uncertainty may affect our ability to process and transfer personal data, which could impact our ability to serve our customers and efficiently manage our employees and operations. Moreover, our failure to maintain the security of the data we hold, whether as a result of our own error or the actions of others, could harm our reputation or give rise to legal liabilities that adversely impact our financial condition or results of operations. Privacy and data protection laws and regulations restrict the ways that we process our transaction information, and the payment card industry imposes strict customer credit card data security standards to ensure that our customers’ credit card information is protected. Failure to meet these data privacy and security standards could result in substantial increased fees to credit card companies, other liabilities and/or loss of the right to collect credit card payments, which could adversely impact our financial condition or results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY
We maintain processes for assessing, identifying and managing material risks from cybersecurity threats.
We regularly use both outsourced and in-house information security expertise to employ a variety of administrative, technical, and physical data safeguards designed to both deter and mitigate cybersecurity risks, including cyber incident response procedures, endpoint threat detection and response solutions, employee training, third-party risk reviews, penetration testing, technical control reviews, vulnerability assessments, and enterprise-wide risk assessments. These policies and procedures, which are based on the National Institute of Standards and Technology framework, align with international standards under ISO/IEC 27001 and are reviewed annually, including via an annual assessment of relevant IT SOX controls and Payment Card Industry Data Security Standard reviews performed both by external Qualified Security Assessors and authorized members of our internal information security team. Our third-party due diligence processes also include procedures for identifying cybersecurity threats associated with third-party service providers. Cybersecurity risks are also identified and evaluated through our enterprise risk management (ERM) processes, which are overseen by the Audit Committee of our Board of Directors. Through our ERM processes, key stakeholders across the business identify, assess, and manage risk, including material cybersecurity risks. These processes enable us to monitor and assess the evolving landscape of cybersecurity risks.
Our information security program is administered under the supervision of our EVP, Chief Digital and Innovation Officer (CDIO) and Vice President (VP) of Platforms, Infrastructure and Cybersecurity, who share responsibility for assessing and managing the Company’s cybersecurity risks. Both our CDIO and VP of Platforms, Infrastructure, and Cybersecurity have over 20 years of related experience, holding technical leadership roles at notable multinational organizations, across diverse industries.
Our CDIO and VP of Platforms, Infrastructure and Cybersecurity also monitor the prevention, detention, mitigation and remediation of cybersecurity incidents through the same processes described above for the identification and management of material cybersecurity risks.
The Audit Committee of our Board of Directors oversees risks associated with information technology and cybersecurity. Cybersecurity risks and incidents identified through these processes are evaluated by our CDIO and VP of Platforms, Infrastructure and Cybersecurity. Our VP of Platforms, Infrastructure and Cybersecurity provides regular updates on a quarterly basis, and more frequently as required, on these matters to the Audit Committee of our Board of Directors. Such reports may include discussions on current control audits, risk assessments, proposed mitigation measures, and other key information technology and cyber initiatives.
Information about our material cybersecurity risks can be found in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Our principal executive offices are owned and located at 379 Interpace Parkway, Parsippany, New Jersey 07054. We own a facility in Virginia Beach, Virginia, which serves as a satellite administrative facility for our car and truck rental operations. We also lease office space in Tulsa, Oklahoma and Boston, Massachusetts, pursuant to leases expiring in 2028 and 2031, respectively. These locations primarily provide operational and administrative services or contact center operations for our Americas segment. We also lease office space in Bracknell, England, Barcelona, Spain and Budapest, Hungary, pursuant to leases expiring in 2032, 2026 and 2026, respectively, for corporate offices, contact center activities and other administrative functions, respectively, for our International segment. Other office locations throughout the world are leased for administrative, regional sales and operations activities.

We lease or have vehicle rental concessions for our brands at locations throughout the world. We own approximately 3% of the locations from which we operate and in some cases we sublease to licensees or other third parties. The remaining locations from which we operate our vehicle rental businesses are leased or operated under concession agreements with governmental authorities and private entities. Those leases and concession agreements typically require the payment of minimum rents or minimum concession fees and often also require us to pay or reimburse operating expenses, to pay additional rent, or concession fees above guaranteed minimums based on a percentage of revenues or sales arising at the relevant premises, or to do both. See Note 3 – Leases to our Consolidated Financial Statements for information regarding lease commitments.

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
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Our common stock is currently traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “CAR.” At January 31, 2024, the number of stockholders of record was 1,980.

DIVIDEND POLICY

We evaluate our dividend policy on a regular basis and may pay dividends in the future, subject to compliance with the covenants in our senior credit facility, the indentures governing our senior notes and our vehicle financing programs. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will also depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board of Directors deems relevant. In December 2023, we declared and paid a $10.00 per share special cash dividend to all holders of our common stock as of December 15, 2023. We did not declare or pay any cash dividends in 2022 or 2021.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($ in millions)
October 2023	0.66	$171.80	0.66	$945
November 2023	0.55	189.29	0.55	841
December 2023	0.20	192.48	0.20	802
	1.41	$181.52	1.41	$802

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023. Under our stock repurchase program, we repurchase shares from time to time in open market transactions and may also repurchase shares in accelerated share repurchases, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of repurchase transactions is determined by management based on our evaluation of market conditions, our share price, legal requirements, restricted payment capacity under our debt instruments and other factors. Our stock repurchase program may be suspended, modified or discontinued without prior notice.

PERFORMANCE GRAPH

Set forth below are a line graph and table comparing the cumulative total stockholder return of our common stock against the cumulative total returns of the S&P MidCap 400 Index and the Dow Jones US Transportation Average Index for the period of five fiscal years commencing December 31, 2018 and ending December 31, 2023. The broad equity market index used by the Company is the S&P MidCap 400 Index, which measures the performance of mid-sized companies, and the published industry index used by the Company is the Dow Jones US Transportation Average Index, which measures the performance of transportation companies. The graph and table depict the result of an investment on December 31, 2018 of $100 in the Company’s common stock, the S&P MidCap 400 Index and the Dow Jones US Transportation Average Index, including investment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
12/18
12/19
12/20
12/21
12/22
12/23
Avis Budget Group, Inc.
S&P MidCap 400
Dow Jones US Transportation Average

	As of December 31,
	2018	2019	2020	2021	2022	2023
Avis Budget Group, Inc.	$100.00	$143.42	$165.93	$922.46	$729.23	$829.47
S&P MidCap 400 Index	$100.00	$126.20	$143.44	$178.95	$155.58	$181.15
Dow Jones US Transportation Average Index	$100.00	$120.83	$140.80	$187.56	$154.62	$186.46

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
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

OVERVIEW
OUR COMPANY
We operate three of the most globally recognized brands in mobility solutions, Avis, Budget and Zipcar together with several other brands well recognized in their respective markets. We are a leading vehicle rental operator in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet of approximately 691,500 vehicles in 2023. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

RESULTS OF OPERATIONS

A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to 2022 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to 2021 can be found under Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 16, 2023, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at ir.avisbudgetgroup.com.

In 2023, we saw strong volume as normal seasonality returned to our industry. This coupled with revenue per day and inflationary pressures resulted in revenues of approximately $12.0 billion, net income of $1.6 billion and Adjusted EBITDA of $2.5 billion for the year ended December 31, 2023.

We continue to be susceptible to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: interest rates, inflationary impact on items such as commodity prices and wages, disruption in the supply of new vehicles, used car values, and an economic downturn that may impact travel demand, all of which may be exacerbated by the ongoing military conflicts in the Middle East and Eastern Europe. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, and future results of operations. Our strategy continues to primarily focus on customer experience and costs to strengthen our Company, maximize profitability, and deliver stakeholder value.

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

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenues and Adjusted EBITDA, which we define as income (loss) from continuing operations before non-vehicle related depreciation and amortization; any impairment charges; restructuring and other related charges; early extinguishment of debt costs; non-vehicle related interest; transaction-related costs, net; charges for legal matters, net, which includes amounts recorded in excess of $5 million related to class action lawsuits and personal injury matters; non-operational charges related to shareholder activist activity, which includes third-party advisory, legal and other professional fees; COVID-19 charges, net; cloud computing costs; other (income) expense, net, and income taxes.

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

Year Ended December 31, 2023 vs. Year Ended December 31, 2022

Our consolidated results of operations comprised the following:

	Year Ended December 31,
	2023	2022	$ Change	% Change
Revenues	$12,008	$11,994	$14	—%

Expenses
Operating	5,675	5,285	390	7%
Vehicle depreciation and lease charges, net	1,739	828	911	110%
Selling, general and administrative	1,408	1,348	60	4%
Vehicle interest, net	736	402	334	83%
Non-vehicle related depreciation and amortization	216	225	(9)	(4%)
Interest expense related to corporate debt, net:
Interest expense	296	250	46	18%
Early extinguishment of debt	5	—	5	n/m
Restructuring and other related charges	11	19	(8)	(42%)
Transaction-related costs, net	5	8	(3)	(38%)
Other (income) expense, net	3	(7)	10	n/m
Total expenses	$10,094	$8,358	$1,736	21%

Income before income taxes	1,914	3,636	(1,722)	(47%)
Provision for income taxes	279	880	(601)	(68%)
Net income	$1,635	$2,756	$(1,121)	(41%)
Less: Net income (loss) attributable to non-controlling interests	3	(8)	11	n/m
Net income attributable to Avis Budget Group, Inc.	$1,632	$2,764	$(1,132)	(41%)
__________
n/m    Not meaningful.

Revenues for the year ended December 31, 2023 were consistent with the similar period in 2022, primarily due to a 5% increase in volume, partially offset by a 5% decrease in revenue per day, excluding exchange rate effects. Total expenses increased 21% for the year ended December 31, 2023, compared to the similar period in 2022, primarily due to increased fleet costs, interest costs, and the impact of inflation. Our effective tax rates for the years ended December 31, 2023 and 2022 were provisions of 14.6% and 24.2%, respectively. As a result of these items, our net income decreased by $1.1 billion compared to the similar period in 2022. For the years ended December 31, 2023 and 2022, we reported earnings per diluted share of $42.08 and $57.16, respectively.

Operating expenses increased to 47.3% of revenue for the year ended December 31, 2023 compared to 44.1% during the similar period in 2022, primarily due to cost inflation. Vehicle depreciation and lease charges increased to 14.5% of revenue for the year ended December 31, 2023 compared to 6.9% during the similar period in 2022, primarily due to increased per unit fleet costs, excluding exchange rate effects, driven by increased fleet levels, increased depreciation rates, and a decrease in the gain on sale of vehicles. Selling, general and administrative costs increased to 11.7% of revenue for the year ended December 31, 2023 compared to 11.2% during the similar period in 2022, primarily due to increased marketing costs and inflation. Vehicle interest costs increased to 6.1% of revenue for the year ended December 31, 2023, compared to 3.4% during the similar period in 2022, primarily due to rising interest rates and additional funding for vehicles.
Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income to Adjusted EBITDA:

	2023		2022
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$9,347	$2,196	$9,474	$3,660
International	2,661	400	2,520	560
Corporate and Other (a)	—	(106)	—	(87)
Total Company	$12,008	$2,490	$11,994	$4,133

			Reconciliation of net income to Adjusted EBITDA
			2023	2022
Net income			$1,635	$2,756
Provision for income taxes			279	880
Income before income taxes			$1,914	$3,636

Add:	Non-vehicle related depreciation and amortization		216	225
Interest expense related to corporate debt, net
Interest expense			296	250
Early extinguishment of debt			5	—
Restructuring and other related charges			11	19
Transaction-related costs, net			5	8
Other (income) expense, net (b)			3	(7)
Reported within operating expenses:
Cloud computing costs			35	10
COVID-19 charges, net			—	(9)
Legal matters, net			5	1
Adjusted EBITDA			$2,490	$4,133
__________
(a)    Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)    Primarily consists of gains or losses related to our equity investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.

Americas

	2023	2022	% Change
Revenues	$9,347	$9,474	(1%)
Adjusted EBITDA	$2,196	$3,660	(40%)

Revenues decreased 1% for the year ended December 31, 2023 compared to the similar period in 2022, primarily due to a 6% decrease in revenue per day, partially offset by a 5% increase in volume.

Operating expenses increased to 47.4% of revenue for the year ended December 31, 2023 compared to 43.8% during the similar period in 2022, primarily due to cost inflation. Vehicle depreciation and lease charges increased to 13.0% of revenue for the year ended December 31, 2023 compared to 4.4% during the similar period in 2022, primarily due to increased per-unit fleet costs, driven by increased fleet levels, increased depreciation rates, and a decrease in the gain on sale of vehicles. Selling, general and administrative costs were approximately 9.6% of revenue for the year ended December 31, 2023, consistent with the similar period in 2022, primarily due to increased marketing costs, offset by a decrease in other selling, general and administrative costs. Vehicle interest costs increased to 6.6% of revenue for the year ended December 31, 2023 compared to 3.7% during the similar period in 2022, primarily due to rising interest rates and additional funding for vehicles.

Adjusted EBITDA decreased 40% for the year ended December 31, 2023 compared to the similar period in 2022, primarily due to higher per-unit fleet costs and inflationary pressures.
International

	2023	2022	% Change
Revenues	$2,661	$2,520	6%
Adjusted EBITDA	$400	$560	(29%)

Revenues increased 6% for the year ended December 31, 2023 compared to the similar period in 2022, primarily due to a 6% increase in volume and a $25 million positive impact from currency exchange rate movements, partially offset by a 1% decrease in revenue per day, excluding exchange rate effects.

Operating expenses increased to 45.6% of revenue for the year ended December 31, 2023 compared to 44.3% during the similar period in 2022, primarily due to cost inflation. Vehicle depreciation and lease charges increased to 19.7% of revenue for the year ended December 31, 2023 compared to 16.4% during the similar period in 2022, primarily due to increased per-unit fleet costs, excluding exchange rate effects, driven by increased fleet levels and increased depreciation rates. Selling, general and administrative costs increased to 15.4% of revenue for the year ended December 31, 2023 compared to 15.0% during the similar period in 2022, primarily due to increased marketing costs and inflation. Vehicle interest costs increased to 4.4% of revenue for the year ended December 31, 2023 compared to 2.2% during the similar period in 2022, primarily due to rising interest rates and additional funding for vehicles.

Adjusted EBITDA decreased 29% for the year ended December 31, 2023 compared to the similar period in 2022, primarily due to higher per-unit fleet costs and inflationary pressures.

Corporate and Other

	2023	2022	% Change
Revenues	$—	$—	n/m
Adjusted EBITDA	$(106)	$(87)	(22%)
__________
n/m    Not meaningful.

Adjusted EBITDA decreased 22% for the year ended December 31, 2023 compared to the similar period in 2022, primarily due to higher selling, general and administrative expenses related to computer technology transformation costs, which are not attributable to a particular segment.

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
FINANCIAL CONDITION

	As of December 31,
	2023	2022	Change
Total assets exclusive of assets under vehicle programs	$9,590	$8,499	$1,091
Total liabilities exclusive of liabilities under vehicle programs	10,095	9,656	439
Assets under vehicle programs	22,979	17,428	5,551
Liabilities under vehicle programs	22,817	16,971	5,846
Stockholders’ equity	(343)	(700)	357

The increase in assets exclusive of assets under vehicle programs compared to 2022 is principally related to the increase in operating lease right-of-use assets, deferred income taxes, other current assets and property and equipment. See Note 3 – Leases, Note 9 – Income Taxes, Note 10 – Other Current Assets and Note 11 – Property and Equipment, net to our Consolidated Financial Statements.

The increase in liabilities exclusive of liabilities under vehicle programs compared to 2022 is principally related to the increase in operating lease liabilities and corporate indebtedness from the issuance of senior notes. See “Liquidity and Capital Resources,” Note 3 – Leases and Note 13 – Long-term Corporate Debt and Borrowing Arrangements to our Consolidated Financial Statements.

The increases in assets and liabilities under vehicle programs are principally related to the increase in the size and cost of our vehicle rental fleet to meet demand.

The increase in stockholders’ equity compared to 2022 is principally related to comprehensive income, partially offset by our share repurchase activity.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

In July 2023, we issued €400 million of 7.250% euro-denominated Senior Notes due July 2030, at par, with interest payable semi-annually. In September 2023, we used net proceeds from the offering primarily to redeem all of the €300 million of our outstanding 4.125% euro-denominated Senior Notes due 2024 plus accrued interest.
In November 2023, we issued $500 million of 8.000% Senior Notes due February 2031, at 99.3% of face value, with interest payable semi-annually. Net proceeds were used to fully redeem our 4.500% euro-denominated Senior Notes due 2025 and a portion of our outstanding balance on our Term Loan due 2029, with the remainder being used for general corporate purposes.
During 2023, our Avis Budget Rental Car Funding (AESOP) subsidiary issued approximately $3.9 billion of asset-backed notes with expected final payment dates ranging from October 2026 to February 2029, and a weighted average interest rate of 5.81%. In January 2024, AESOP issued $1.2 billion of asset-backed notes to investors with an expected final payment date of June 2029 and a weighted average interest rate of 5.51%. The proceeds from these borrowings were used to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States.

In December 2023, we paid a special cash dividend of $10.00 per share to all holders of our common stock as of December 15, 2023, totaling approximately $355 million.

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023. Our stock repurchases may occur through open market purchases, privately negotiated transactions or trading plans pursuant to Rule 10b5-1 of the Exchange Act. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restricted payment capacity under our debt instruments and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date. For the year ended December 31, 2023, we repurchased approximately 4.3 million shares of common stock at a cost of approximately $889 million (excluding excise taxes due under the Inflation Reduction Act of 2022) under the program. As of December 31, 2023, approximately $802 million of authorization remained available to repurchase common stock under the program.
Cash Flows
Year Ended December 31, 2023 vs. Year Ended December 31, 2022
The following table summarizes our cash flows:

	Year Ended December 31,
	2023	2022	Change
Cash provided by (used in):
Operating activities	$3,828	$4,707	$(879)
Investing activities	(7,346)	(4,299)	(3,047)
Financing activities	3,506	(360)	3,866
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	14	(32)	46
Net change in cash and cash equivalents, program and restricted cash	2	16	(14)
Cash and cash equivalents, program and restricted cash, beginning of period	642	626	16
Cash and cash equivalents, program and restricted cash, end of period	$644	$642	$2

The decrease in cash provided by operating activities during 2023 compared with 2022 is primarily due to the decrease in our net income.

The increase in cash used in investing activities during 2023 compared with 2022 is primarily due to the increase in our net investment in vehicles.

The increase in cash provided by financing activities during 2023 compared with 2022 is primarily due to the increase in our net borrowings under vehicle programs and the decrease in our common stock repurchases, offset by the increase in our payments of corporate borrowings.
We anticipate that our non-vehicle property and equipment additions will be approximately $285 million in 2024.
Debt and Financing Arrangements
At December 31, 2023, we had approximately $23.8 billion of indebtedness (including corporate indebtedness of approximately $4.8 billion and debt under vehicle programs of approximately $18.9 billion). For information regarding our debt and borrowing arrangements, see Note 1 – Basis of Presentation, Note 13 – Long-term Corporate Debt and Borrowing Arrangements, and Note 14 – Debt Under Vehicle Programs and Borrowing Arrangements to our Consolidated Financial Statements.

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
Our liquidity has in the past been, and could in the future be, negatively affected by any financial market disruptions or the absence of a recovery or worsening of the United States and worldwide economies, which may result in unfavorable conditions in the mobility industry, in the asset-backed financing market and in the credit markets generally. We believe these factors have affected and could further affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a worsening or prolonged downturn in the worldwide economy or a disruption in the credit markets could further impact our liquidity due to (i) decreased demand and pricing for vehicles in the used vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers being unable or unwilling to honor their obligations to repurchase or guarantee the depreciation on the related program vehicles and (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market (see Part I, Item 1A, “Risk Factors” for further discussion).
As of December 31, 2023, we had access to $555 million of available cash and cash equivalents and available borrowings under our revolving credit facility of approximately $261 million, providing us with access to an approximate $816 million of total liquidity.
Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the consolidated first lien leverage ratio requirement and other covenants associated with our senior credit facilities and other borrowings. As of December 31, 2023, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors”.

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
Our goodwill and other indefinite-lived intangible assets are allocated among our reporting units. During 2023, 2022 and 2021, there was no impairment of goodwill and other intangible assets. See Note 7 – Intangible Assets to our Consolidated Financial Statements. For our Europe, Middle East and Africa (“EMEA”) reporting unit, the percentage by which the estimated fair value exceeded the carrying value as of October 1, 2023 was approximately 14% and the amount of goodwill allocated to our reporting unit was approximately $460 million. We will continue to closely monitor actual results versus our expectations, as well as any significant changes in events or conditions, and the resulting impact to our assumptions about future estimated cash flows, the discount rate and market multiples. In the future, failure to achieve our business plans, a significant deterioration of the macroeconomic conditions of the countries in which we operate, or significant changes in the assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets (such as the discount rate) could result in significantly different estimates of fair value that could trigger an impairment of the goodwill of our reporting units or intangible assets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and fuel prices. We manage our exposure to market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments, particularly currency forward contracts to manage and reduce currency exchange rate risk; swap contracts, futures and options contracts, to manage and reduce the interest rate risk related to our debt; and derivative commodity instruments to manage and reduce the risk of changing unleaded fuel prices.
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
We assess our market risk based on changes in currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, cash flows and fair values based on a hypothetical

10% appreciation or depreciation in the value of the underlying currencies being hedged, against the U.S. dollar at December 31, 2023. With all other variables held constant, a hypothetical 10% change (increase or decrease) in currency exchange rates would not have a material impact on our 2023 earnings. Because unrealized gains or losses related to foreign currency forward and swap contracts are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these foreign currency contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.
Interest Rate Risk Management
Our primary interest rate exposure at December 31, 2023 was interest rate fluctuation in the United States due to its impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate interest rate fluctuation will remain a primary market risk exposure for the foreseeable future.
We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate exposures and derivatives as of December 31, 2023, we estimate that a 10% change in interest rates would not have a material impact on our 2023 earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.
Commodity Risk Management
We have commodity price exposure related to fluctuations in the price of fuel. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a hypothetical 10% change in the price of fuel would not have a material impact on our earnings as of December 31, 2023.

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

(b)    Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2023, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their attestation report is included below.

(c)    Changes in Internal Control Over Financial Reporting. During the fourth quarter of 2023, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Avis Budget Group, Inc.
Parsippany, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Avis Budget Group, Inc. and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023 of the Company and our report dated February 16, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 16, 2024

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2023.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 15(A)(1). FINANCIAL STATEMENTS

See Consolidated Financial Statements and Consolidated Financial Statements Index commencing on page F-1 hereof.

ITEM 15(A)(2). FINANCIAL STATEMENT SCHEDULES

See Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022 and 2021 commencing on page G-1 hereof.

ITEM 15(A)(3). EXHIBITS

See Exhibit Index commencing on page H-1 hereof.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIS BUDGET GROUP, INC.

By:	/s/ CATHLEEN DEGENOVA
Cathleen DeGenova
Vice President and Chief Accounting Officer
Date:	February 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH A. FERRARO	President and Chief Executive Officer	February 16, 2024
(Joseph A. Ferraro)

/s/ IZILDA P. MARTINS	Executive Vice President and Chief Financial Officer	February 16, 2024
(Izilda P. Martins)

/s/ CATHLEEN DEGENOVA	Vice President and Chief Accounting Officer	February 16, 2024
(Cathleen DeGenova)

/s/ BERNARDO HEES	Executive Chairman of the Board of Directors	February 16, 2024
(Bernardo Hees)

/s/ JAGDEEP PAHWA	Vice Chairman of the Board of Directors	February 16, 2024
(Jagdeep Pahwa)

/s/ ANU HARIHARAN	Director	February 16, 2024
(Anu Hariharan)

/s/ LYNN KROMINGA	Director	February 16, 2024
(Lynn Krominga)

/s/ GLENN LURIE	Director	February 16, 2024
(Glenn Lurie)

/s/ KARTHIK SARMA	Director	February 16, 2024
(Karthik Sarma)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Avis Budget Group, Inc.
Parsippany, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avis Budget Group, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Given the volume of public liability and property damage claims in the United States and the subjectivity of estimating the related self-insurance reserves for reported claims not yet paid and claims incurred but not yet reported due to uncertain exposure and projected loss development, performing audit procedures to evaluate whether these self-insurance reserves were appropriately recorded as of December 31, 2023 required a significant degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

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
February 16, 2024

We have served as the Company’s auditor since 1997.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2023	2022	2021

Revenues	$12,008	$11,994	$9,313

Expenses
Operating	5,675	5,285	4,255
Vehicle depreciation and lease charges, net	1,739	828	1,197
Selling, general and administrative	1,408	1,348	1,145
Vehicle interest, net	736	402	313
Non-vehicle related depreciation and amortization	216	225	272
Interest expense related to corporate debt, net:
Interest expense	296	250	218
Early extinguishment of debt	5	—	136
Restructuring and other related charges	11	19	64
Transaction-related costs, net	5	8	5
Other (income) expense, net	3	(7)	—
Total expenses	10,094	8,358	7,605

Income before income taxes	1,914	3,636	1,708
Provision for income taxes	279	880	425

Net income	1,635	2,756	1,283
Less: Net income (loss) attributable to non-controlling interests	3	(8)	(2)
Net income attributable to Avis Budget Group, Inc.	$1,632	$2,764	$1,285

Earnings per share
Basic	$42.57	$58.41	$19.79
Diluted	$42.08	$57.16	$19.44
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2023	2022	2021

Net income	$1,635	$2,756	$1,283
Less: Net income (loss) attributable to non-controlling interests	3	(8)	(2)
Net income attributable to Avis Budget Group, Inc.	1,632	2,764	1,285

Other comprehensive income (loss), net of tax
Currency translation adjustments:
Currency translation adjustments, net of tax of $7, $(11) and $(20), respectively	27	(46)	(35)
Reclassification of currency translation adjustments to earnings	—	—	11
Cash flow hedges:
Net unrealized holding gains (losses), net of tax of $(2), $(20), and $(6), respectively	5	57	18
Reclassification of cash flow hedges to earnings, net of tax of $5, $(2), and $(5), respectively	(13)	7	14
Minimum pension liability adjustment:
Pension and post-retirement benefits, net of tax of $6, $(4), and $(13), respectively	(18)	11	39
Reclassification of pension and post-retirement benefits to earnings, net of tax of $(1), $(2), and $(2), respectively	4	3	7
	5	32	54
Total comprehensive income attributable to Avis Budget Group, Inc.	$1,637	$2,796	$1,339
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$555	$570
Receivables (net of allowance for doubtful accounts of $87 and $86, respectively)	900	810
Other current assets	684	506
Total current assets	2,139	1,886

Property and equipment, net	719	594
Operating lease right-of-use assets	2,654	2,405
Deferred income taxes	1,868	1,379
Goodwill	1,099	1,070
Other intangibles, net	670	666
Other non-current assets	441	499
Total assets exclusive of assets under vehicle programs	9,590	8,499

Assets under vehicle programs:
Program cash	85	70
Vehicles, net	21,240	15,961
Receivables from vehicle manufacturers and other	443	421
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	1,211	976
	22,979	17,428
Total assets	$32,569	$25,927

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$2,627	$2,547
Short-term debt and current portion of long-term debt	32	27
Total current liabilities	2,659	2,574

Long-term debt	4,791	4,644
Long-term operating lease liabilities	2,117	1,884
Other non-current liabilities	528	554
Total liabilities exclusive of liabilities under vehicle programs	10,095	9,656

Liabilities under vehicle programs:
Debt	3,496	2,534
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	15,441	11,275
Deferred income taxes	3,418	2,754
Other	462	408
	22,817	16,971

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.01 par value—authorized 10 shares; none issued and outstanding	—	—
Common stock, $.01 par value—authorized 250 shares; issued 137 shares, respectively	1	1
Additional paid-in capital	6,634	6,666
Retained earnings	3,854	2,579
Accumulated other comprehensive loss	(96)	(101)
Treasury stock, at cost 102 and 98 shares, respectively	(10,742)	(9,848)
Stockholders’ equity attributable to Avis Budget Group, Inc.	(349)	(703)
Non-controlling interests	6	3
Total stockholders’ equity	(343)	(700)
Total liabilities and stockholders’ equity	$32,569	$25,927
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income	$1,635	$2,756	$1,283
Adjustments to reconcile net income to net cash provided by operating activities:
Vehicle depreciation	2,228	1,709	1,402
Amortization of right-of-use assets	1,006	877	806
(Gain) loss on sale of vehicles, net	(656)	(1,019)	(361)
Non-vehicle related depreciation and amortization	216	225	272
Deferred income taxes	191	682	378
Stock-based compensation	30	25	30
Amortization of debt financing fees	40	34	33
Early extinguishment of debt costs	5	—	136
Net change in assets and liabilities:
Receivables	(43)	(97)	(143)
Income taxes	(81)	6	(28)
Accounts payable and other current liabilities	(72)	217	414
Operating lease liabilities	(1,002)	(879)	(801)
Other, net	331	171	70
Net cash provided by operating activities	3,828	4,707	3,491

Investing activities
Property and equipment additions	(273)	(246)	(108)
Proceeds received on asset sales	3	2	3
Net assets acquired (net of cash acquired)	(65)	(3)	(46)
Other, net	6	(33)	(3)
Net cash used in investing activities exclusive of vehicle programs	(329)	(280)	(154)

Vehicle programs:
Investment in vehicles	(15,185)	(10,491)	(10,054)
Proceeds received on disposition of vehicles	8,403	6,606	4,077
Investment in debt securities of Avis Budget Rental Car Funding (AESOP)—related party	(541)	(439)	(367)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP)—related party	306	305	192
	(7,017)	(4,019)	(6,152)
Net cash used in investing activities	(7,346)	(4,299)	(6,306)

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Year Ended December 31,
	2023	2022	2021
Financing activities
Proceeds from long-term borrowings	$936	$729	$1,100
Payments on long-term borrowings	(818)	(24)	(1,354)
Net change in short-term borrowings	—	(1)	1
Debt financing fees	(22)	(7)	(24)
Repurchases of common stock	(951)	(3,329)	(1,460)
Dividends paid	(355)	—	—
Contributions from non-controlling interests	—	40	38
Net cash used in financing activities exclusive of vehicle programs	(1,210)	(2,592)	(1,699)

Vehicle programs:
Proceeds from borrowings	23,980	17,419	14,467
Payments on borrowings	(19,220)	(15,160)	(10,056)
Debt financing fees	(44)	(27)	(25)
	4,716	2,232	4,386
Net cash provided by (used in) financing activities	3,506	(360)	2,687

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	14	(32)	(11)

Net increase (decrease) in cash and cash equivalents, program and restricted cash	2	16	(139)
Cash and cash equivalents, program and restricted cash, beginning of period	642	626	765
Cash and cash equivalents, program and restricted cash, end of period	$644	$642	$626

Supplemental disclosure
Interest payments	$988	$543	$509
Income tax payments, net	$169	$192	$75

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2021	137.1	$1	$6,668	$(1,470)	$(187)	(67.3)	$(5,167)	$(155)	$—	$(155)

Comprehensive income:
Net income	—	—	—	1,285	—	—	—	—	(2)	1,283
Other comprehensive income	—	—	—	—	54	—	—	—	—	54

Total comprehensive income				1,285	54			1,339	(2)	1,337

Contributions from non-controlling interests	—	—	25	—	—	—	—	25	13	38
Net activity related to restricted stock units	—	—	(17)	—	—	0.4	31	14	—	14
Repurchases of common stock	—	—	—	—	—	(14.3)	(1,443)	(1,443)	—	(1,443)

Balance at December 31, 2021	137.1	$1	$6,676	$(185)	$(133)	(81.2)	$(6,579)	$(220)	$11	$(209)

Comprehensive income:
Net income	—	—	—	2,764	—	—	—	2,764	(8)	2,756
Other comprehensive income	—	—	—	—	32	—	—	32	—	32

Total comprehensive income				2,764	32			2,796	(8)	2,788

Contributions from non-controlling interests	—	—	24	—	—	—	—	24	—	24
Net activity related to restricted stock units	—	—	(34)	—	—	0.3	(2)	(36)	—	(36)
Repurchases of common stock	—	—	—	—	—	(16.7)	(3,267)	(3,267)	—	(3,267)

Balance at December 31, 2022	137.1	$1	$6,666	$2,579	$(101)	(97.6)	$(9,848)	$(703)	$3	$(700)

Comprehensive income:
Net income	—	—	—	1,632	—	—	—	1,632	3	1,635
Other comprehensive income	—	—	—	—	5	—	—	5	—	5

Total comprehensive income				1,632	5			1,637	3	1,640

Net activity related to restricted stock units	—	—	(32)	(2)	—	0.3	3	(31)	—	(31)
Repurchases of common stock(a)	—	—	—	—	—	(4.3)	(897)	(897)	—	(897)
Dividends paid ($10.00 per share)	—	—	—	(355)	—	—	—	(355)	—	(355)

Balance at December 31, 2023	137.1	$1	$6,634	$3,854	$(96)	(101.6)	$(10,742)	$(349)	$6	$(343)
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

 2.    Summary of Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of our Company and all entities in which we have a direct or indirect controlling financial interest and variable interest entities for which we have determined we are the primary beneficiary. We consolidate joint venture activities when we have a controlling interest and record non-controlling interests within stockholders’ equity and the statement of comprehensive income equal to the percentage of ownership interest retained in such entities by the respective non-controlling party. Intercompany transactions have been eliminated in consolidation.
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
Revenue Recognition

We derive revenues primarily by providing vehicle rentals and other related products and mobility services to commercial and leisure customers, as well as through licensing of our rental brands. Other related products and mobility services include sales of collision and loss damage waivers under which a customer is relieved from financial responsibility arising from vehicle damage incurred during the rental; products and services for driving convenience such as fuel service options, roadside safety net, electronic toll collection, access to satellite radio, mobile WiFi devices, GPS navigation, child safety seat rentals, and rentals of other supplemental items including automobile towing equipment and other moving accessories and supplies. We also receive payment from customers for certain operating expenses that we incur, including airport concession fees that are paid by us in exchange for the right to operate at airports and other locations, as well as vehicle licensing fees. In addition, we collect membership fees in connection with our car sharing business.

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

We exclude from the measurement of our transaction price any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer. As a result, revenue is recorded net of such taxes collected. Revenues and expenses associated with fuel, airport concessions and vehicle licensing are recorded on a gross basis within revenues and operating expenses. Membership fees related to our car sharing business are generally nonrefundable, are deferred and recognized ratably over the period of membership.

Revenues are recognized under Leases (Topic 842) with the exception of royalty fee revenue derived from our licensees and revenue related to our customer loyalty program, which were approximately $187 million, $165 million, and $127 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table presents our revenues disaggregated by geography:

	Year Ended December 31,
	2023	2022	2021
Americas	$9,347	$9,474	$7,557
Europe, Middle East and Africa	2,014	1,927	1,400
Asia and Australasia	647	593	356
Total revenues	$12,008	$11,994	$9,313

The following table presents our revenues disaggregated by brand:

	Year Ended December 31,
	2023	2022	2021
Avis	$6,779	$6,519	$4,894
Budget	4,478	4,701	3,715
Other	751	774	704
Total revenues	$12,008	$11,994	$9,313
________
Other includes Zipcar and other operating brands.

Deferred Revenue

We record deferred revenues when cash payments are received in advance of satisfying our performance obligations, including amounts that are refundable. In addition, certain customers earn loyalty points on rentals, for which we defer a portion of our rental revenues generally equivalent to the estimated retail value of points expected to be redeemed. We estimate points that will never be redeemed based upon actual redemption and expiration patterns. Currently, loyalty points expire after 12 months of member inactivity. Future changes to expiration assumptions or expiration policy, or to program rules, may result in changes to deferred revenue as well as recognized revenues from the program.

The following table presents changes in deferred revenue associated with our customer loyalty program:

	Year Ended December 31,
	2023	2022
Balance, January 1	$61	$50
Revenue deferred	58	52
Revenue recognized	(52)	(41)
Balance, December 31	$67	$61
_______
At December 31, 2023 and 2022, $20 million and $15 million was included in accounts payable and other current liabilities, respectively, and $47 million and $46 million in other non-current liabilities, respectively. Non-current amounts are expected to be recognized as revenue within two to three years.
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

	As of December 31,
	2023	2022
Cash and cash equivalents	$555	$570
Program cash	85	70
Restricted cash (a)	4	2
Total cash and cash equivalents, program and restricted cash	$644	$642
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
We capitalize the costs of software developed for internal use when the preliminary project stage is completed and management (i) commits to funding the project and (ii) believes it is probable that the project will be completed and the software will be used to perform the function intended. The software developed or obtained for internal use is amortized on a straight-line basis commencing when such software is ready for its intended use. The net carrying value of software developed or obtained for internal use was $143 million and $174 million as of December 31, 2023 and 2022, respectively.
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
The estimation of residual values requires us to make assumptions regarding the age and mileage of the car at the time of disposal, as well as expected used vehicle auction market conditions. We regularly evaluate estimated residual values and adjust depreciation rates as appropriate. Differences between actual residual values and those estimated result in a gain or loss on disposal and are recorded as part of vehicle depreciation at the time of sale. Vehicle-related interest expense amounts are net of vehicle-related interest income of $34 million, $1 million, and $1 million for 2023, 2022 and 2021, respectively.
Advertising Expenses
Advertising and digital marketing costs are generally expensed in the period incurred and are recorded within selling, general and administrative expenses in our Consolidated Statements of Operations. During 2023, 2022 and 2021, advertising costs were approximately $86 million, $64 million, and $81 million, respectively. In addition, during 2023, 2022 and 2021, digital marketing costs were approximately $86 million, $71 million, and $44 million, respectively.
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

Derivative Instruments
Derivative instruments are used as part of our overall strategy to manage exposure to market risks associated with fluctuations in currency exchange rates, interest rates and fuel costs. As a matter of policy, derivatives are not used for trading or speculative purposes.
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
Self-Insurance Reserves
The Consolidated Balance Sheets include $397 million and $391 million of liabilities associated with retained risks of liability to third parties as of December 31, 2023 and 2022, respectively. Such liabilities relate primarily to public liability and third-party property damage claims, as well as claims arising from the sale of ancillary insurance products including, but not limited to, supplemental liability, personal effects protection and personal accident insurance. These obligations represent an estimate for both reported claims not yet paid and claims incurred but not yet reported. The estimated reserve requirements for such claims are recorded on an undiscounted basis utilizing actuarial methodologies and various assumptions which include, but are not limited to, our historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents for which we are ultimately liable and changes in the cost per incident. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.
The Consolidated Balance Sheets also include liabilities of approximately $49 million and $53 million as of December 31, 2023 and 2022, respectively, related to workers’ compensation, health and welfare and other employee benefit programs. The liabilities represent an estimate for both reported claims not yet paid and claims incurred but not yet reported, utilizing actuarial methodologies similar to those described above. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the vesting period. Our policy is to record compensation expense for stock options, and restricted stock units that are time- and performance-based, for the portion of the award that vests. Compensation expense related to market-based restricted stock units is recognized provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. We estimate the fair value of restricted stock units using the market price of our common stock on the date of grant. We estimate the fair value of stock-based and cash unit awards containing a market condition using a Monte Carlo simulation model. Key inputs and assumptions used in the Monte Carlo simulation model include the stock price of the award on the grant date, the expected term, the risk-free interest rate over the expected term, the expected annual dividend yield and the expected stock price volatility. The expected volatility is based on a combination of the historical and implied volatility of our publicly traded, near-the-money stock options, and the valuation period is based on the vesting period of the awards. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant and, since we do not currently pay or plan to pay a recurring dividend on our common stock, the expected dividend yield was zero.
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
Investments
We account for investments for which we have the ability to exercise significant influence, but do not have a controlling interest, using the equity method of accounting and record our proportional share of net income or loss within operating expenses in the Consolidated Statements of Operations. We assess equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. Any difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge if the loss in value is deemed other than temporary. As of December 31, 2023 and 2022, we had investments with a carrying value of $93 million and $77 million, respectively, recorded within other non-current assets on the Consolidated Balance Sheets.
Aggregate realized gains and losses on equity investments and dividend income are recorded within operating expenses on the Consolidated Statements of Operations. During 2023, 2022 and 2021, the amounts realized from the sale of equity investments and dividend income was $12 million, $12 million, and $10 million, respectively. See Note 17 – Related Party Transactions for our equity method investment in our former subsidiary.
Divestitures
We classify long-lived assets and liabilities to be disposed of as held for sale in the period in which they are available for immediate sale in their present condition and the sale is probable and expected to be completed within one year. We initially measure assets and liabilities held for sale at the lower of their carrying value or fair value less costs to sell, and we reassess their fair value each reporting period until disposed. When the divestiture represents a strategic shift that has, or will have, a major effect on our operations and financial results, the disposal is presented as a discontinued operation.
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

Nonmarketable Equity Securities

We classify investments without readily determinable fair values that are not accounted for under the equity method as nonmarketable equity securities. The accounting guidance requires nonmarketable equity securities to be recorded at cost and adjusted to fair value at each reporting period. We apply the measurement alternative, which allows these investments to be recorded at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. Any changes in value are recorded within operating expenses. As of December 31, 2023 and 2022, our nonmarketable equity securities within non-current assets on our Consolidated Balance sheets were not material and no material adjustments were made to the carrying values of these securities during the years ended December 31, 2023, 2022 or 2021.

Recently Issued Accounting Pronouncements

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which amends Topic 740 primarily through enhanced disclosures about an entity’s tax risks and tax planning. The amendments are effective for public business entities in annual periods beginning after December 15, 2024, with early adoption permitted on a prospective or retrospective basis. ASU 2023-09 will become effective for us on January 1, 2025. We are currently evaluating the impact of the adoption of this accounting pronouncement on our Consolidated Financial Statements.

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures,” which amends Topic 280 primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 became effective for us on January 1, 2024. We are currently evaluating the impact of the adoption of this accounting pronouncement on our Consolidated Financial Statements.

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

Reference Rate Reform

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848),” which amends ASU 2020-04 and clarifies the scope and guidance of Topic 848 to allow derivatives impacted by the reference rate reform to qualify for certain optional expedients and exceptions for contract modifications and hedge accounting. The guidance is optional and is effective for a limited period of time. In December 2022, the FASB also issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” to defer the sunset date of ASC 848 from December 31, 2022 to December 31, 2024. As of December 31, 2023, this guidance had no impact on our Consolidated Financial Statements and we will continue to evaluate this guidance.

 3.    Leases

Lessor

The following table presents our lease revenues disaggregated by geography:

	Year Ended December 31,
	2023	2022	2021
Americas	$9,261	$9,401	$7,501
Europe, Middle East and Africa	1,932	1,852	1,343
Asia and Australasia	628	576	342
Total lease revenues	$11,821	$11,829	$9,186

The following table presents our lease revenues disaggregated by brand:

	Year Ended December 31,
	2023	2022	2021
Avis	$6,660	$6,420	$4,828
Budget	4,425	4,650	3,674
Other	736	759	684
Total lease revenues	$11,821	$11,829	$9,186
________
Other includes Zipcar and other operating brands.

Lessee

We have operating and finance leases for rental locations, corporate offices, vehicle rental fleet and equipment. Many of our operating leases for rental locations contain concession agreements with various airport authorities that allow us to conduct our vehicle rental operations on site. In general, concession fees for airport locations are based on a percentage of total commissionable revenue as defined by each airport authority, some of which are subject to minimum annual guaranteed amounts. Concession fees other than minimum annual guaranteed amounts are not included in the measurement of operating lease ROU assets and operating lease liabilities and are recorded as variable lease expense as incurred. Our operating leases for rental locations often also require us to pay or reimburse operating expenses.

We lease a portion of our vehicles under operating leases. As of December 31, 2023 and 2022, we have guaranteed up to $52 million and $65 million, respectively, of residual values for these vehicles at the end of their respective lease terms. We believe that, based on current market conditions, the net proceeds from the sale of these vehicles at the end of their lease terms will equal or exceed their net book values and therefore have not recorded a liability related to guaranteed residual values.

The components of lease expense are as follows:

	Year Ended December 31,
	2023	2022	2021
Property leases
Operating lease expense	$860	$703	$561
Variable lease expense	402	520	433
Sublease income	(6)	(5)	(6)
Total property lease expense (a)	$1,256	$1,218	$988

Vehicle leases
Finance lease expense:
Amortization of ROU assets (b)	$28	$29	$37
Interest on lease liabilities (c)	6	3	4
Operating lease expense (b)	167	138	156
Total vehicle lease expense	$201	$170	$197
__________
(a)    Primarily included in operating expenses and for the years ended December 31, 2022 and 2021, includes $(9) million and $(2) million of minimum annual guaranteed rent in excess of concession fees as defined in our rental concession agreements, respectively.
(b)    Included in vehicle depreciation and lease charges, net.
(c)    Included in vehicle interest, net.

Supplemental balance sheet information related to leases is as follows:

	As of December 31,
	2023	2022
Property leases
Operating lease ROU assets	$2,654	$2,405

Short-term operating lease liabilities (a)	$576	$555
Long-term operating lease liabilities	2,117	1,884
Operating lease liabilities	$2,693	$2,439

Weighted average remaining lease term	8.1 years	8.2 years
Weighted average discount rate	4.83%	4.30%

Vehicle leases
Finance
Finance lease ROU assets, gross	$265	$267
Accumulated amortization	(41)	(45)
Finance lease ROU assets, net (b)	$224	$222

Short-term vehicle finance lease liabilities	$59	$44
Long-term vehicle finance lease liabilities	113	132
Vehicle finance lease liabilities (c)	$172	$176

Weighted average remaining lease term	2.8 years	2.0 years
Weighted average discount rate	3.68%	1.82%

Operating
Vehicle operating lease ROU assets (d)	$117	$86

Short-term vehicle operating lease liabilities	$83	$64
Long-term vehicle operating lease liabilities	36	22
Vehicle operating lease liabilities (e)	$119	$86

Weighted average remaining lease term	1.5 years	1.4 years
Weighted average discount rate	5.13%	4.86%
_________
(a)    Included in accounts payable and other current liabilities.
(b)    Included in vehicles, net within assets under vehicle programs.
(c)    Included in debt within liabilities under vehicle programs.
(d)    Included in receivables from vehicle manufacturers and other within assets under vehicle programs.
(e)    Included in other within liabilities under vehicle programs.

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2023	2022	2021
Cash payments for lease liabilities within operating activities:
Property operating leases	$838	$743	$639
Vehicle finance leases	6	3	4
Vehicle operating leases	167	137	162
Cash payments for lease liabilities within financing activities:
Vehicle finance leases	105	181	193
Non-cash activities - increase in ROU assets in exchange for lease liabilities:
Property operating leases	1,079	812	484
Vehicle finance leases	118	153	223
Vehicle operating leases	191	161	115

Maturities of lease liabilities as of December 31, 2023 are as follows:

	Property Operating Leases	Vehicle Finance Leases	Vehicle Operating Leases
Within 1 year	$688	$59	$83
Between 1 and 2 years	478	—	30
Between 2 and 3 years	414	—	8
Between 3 and 4 years	357	108	2
Between 4 and 5 years	263	5	—
Thereafter	1,051	—	—
Total lease payments	3,251	172	123
Less: Imputed interest	(558)	—	(4)
Total	$2,693	$172	$119

 4.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Year Ended December 31,
	2023	2022	2021
Net income attributable to Avis Budget Group, Inc. for basic and diluted EPS	$1,632	$2,764	$1,285

Basic weighted average shares outstanding	38.3	47.3	64.9
Non-vested stock	0.5	1.1	1.2
Diluted weighted average shares outstanding	38.8	48.4	66.1

Earnings per share:
Basic	$42.57	$58.41	$19.79
Diluted	$42.08	$57.16	$19.44

Diluted EPS was computed using the treasury stock method for non-vested stock. The following table summarizes our outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS (shares in millions):

	As of December 31,
	2023	2022	2021
Non-vested stock (a)	0.1	0.2	—
__________
(a)The weighted average grant date fair value for anti-dilutive non-vested stock for 2023 and 2022 was $198.92 and $177.70, respectively.

 5.    Restructuring and Other Related Charges

During second quarter 2022, we initiated a restructuring plan to focus on consolidating our global operations by designing new processes and implementing new systems (“Cost Optimization”). As of December 31, 2023, we formally communicated the termination of employment to approximately 400 employees as part of this process, the majority of which have been terminated. We expect this initiative to be completed in 2024.

During first quarter 2021, we initiated a global restructuring plan to focus on cost discipline by reviewing headcounts, facilities and contractor agreements. We transformed our business as we exited the COVID-19 crisis by controlling fixed costs and matching variable costs to demand (“T21”). This initiative is complete.

During first quarter 2020, we initiated a global restructuring plan to reduce operating costs, such as headcount and facilities, due to declining reservations and revenue resulting from the COVID-19 outbreak (“2020 Optimization”). This initiative is complete.

During third quarter 2019, we initiated a restructuring plan to exit our operations in Brazil by closing rental facilities, disposing of assets and terminating personnel (“Brazil”). This initiative is complete.

During first quarter 2019, we initiated a restructuring plan to drive global efficiency by improving processes and consolidating functions, and to create new objectives and strategies for our truck rental operations in the United States by reducing headcount, large vehicles and rental locations (“T19”). This initiative is complete.
The following tables summarize the change to our restructuring-related liabilities and identifies the amounts recorded within our reporting segments for restructuring charges and corresponding payments and utilizations:

	Personnel Related	Facility Related	Other	Total
Balance at January 1, 2021	$4	$2	$3	$9
Restructuring expense:
T21	26	4	2	32
T19	—	—	(2)	(2)
Restructuring payment/utilization:
T21	(17)	(4)	(4)	(25)
2020 Optimization	(5)	—	—	(5)
T19	(1)	—	2	1
Balance as of December 31, 2021	$7	$2	$1	$10
Restructuring expense:
Cost Optimization	9	—	—	9
T21	3	—	—	3
Brazil	—	—	1	1
Restructuring payment/utilization:
Cost Optimization	(6)	—	(1)	(7)
T21	(8)	(1)	—	(9)
2020 Optimization	(1)	—	—	(1)
Brazil	—	—	(1)	(1)
T19	—	(1)	—	(1)
Balance as of December 31, 2022	$4	$—	$—	$4
Restructuring expense:
Cost Optimization	8	—	2	10
Brazil	—	—	1	1
Restructuring payment/utilization:
Cost Optimization	(8)	—	(2)	(10)
Brazil	—	—	(1)	(1)
Balance as of December 31, 2023	$4	$—	$—	$4

	Americas	International	Total
Balance at January 1, 2021	$3	$6	$9
Restructuring expense:
T21	5	27	32
T19	(2)	—	(2)
Restructuring payment/utilization:
T21	(4)	(21)	(25)
2020 Optimization	(2)	(3)	(5)
T19	2	(1)	1
Balance as of December 31, 2021	2	8	10
Restructuring expense:
Cost Optimization	2	7	9
T21	1	2	3
Brazil	1	—	1
Restructuring payment/utilization:
Cost Optimization	(2)	(5)	(7)
T21	(2)	(7)	(9)
2020 Optimization	—	(1)	(1)
Brazil	(1)	—	(1)
T19	—	(1)	(1)
Balance as of December 31, 2022	1	3	4
Restructuring expense:
Cost Optimization	7	3	10
Brazil	1	—	1
Restructuring payment/utilization:
Cost Optimization	(6)	(4)	(10)
Brazil	(1)	—	(1)
Balance as of December 31, 2023	$2	$2	$4

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

 6.    Acquisitions

2023

In June 2023, we completed the acquisition of a licensee in North America for approximately $14 million, plus approximately $20 million for acquired fleet. This investment is in-line with our strategy to re-acquire licensees when advantageous to expand our footprint of Company-operated locations. The acquired fleet was financed under our existing financing arrangements. In connection with this acquisition, approximately $14 million was recorded to other intangibles related to license agreements. The license agreements are being amortized over a weighted average useful life of approximately five years. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

In September 2023, we completed the acquisition of McNicoll Vehicle Hire, a vehicle rental company in Scotland specializing in van and car rentals, for approximately $17 million, net of acquired cash. The investment enabled the Company to expand its footprint of vehicle rental services in Scotland. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to the Company’s International reportable segment. In connection with this acquisition, approximately $10 million was recorded to goodwill, $4 million was recorded to trade names, and $1 million was recorded to customer relationships. The trade names and customer relationships will be amortized over a weighted average useful life of approximately 10 years. The goodwill is not deductible for tax purposes. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

In October 2023, we completed the acquisition of a licensee in North America for approximately $10 million, plus approximately $4 million for acquired fleet. This investment is in-line with our strategy to re-acquire licensees when advantageous to expand our footprint of Company-operated locations. The acquired fleet was financed under our existing financing arrangements. In connection with this acquisition, approximately $10 million was recorded to other intangibles related to license agreements. The license agreements are being amortized over a weighted average useful life of approximately three years. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

2021

During 2021, we completed the acquisitions of various licensees in Europe and North America, for approximately $23 million, plus $22 million for acquired fleet. These investments were in-line with our strategy to re-acquire licensees when advantageous to expand our footprint of Company-operated locations. The acquired fleet was financed under our existing financing arrangements. In connection with these acquisitions, approximately $28 million was recorded to other intangibles related to license agreements. The license agreements are being amortized over a weighted average useful life of approximately one year. Differences between the preliminary allocation of purchase price and the final allocation were not material.

 7.    Intangible Assets
Intangible assets consisted of:

	As of December 31, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements (a)	$316	$234	$82	$290	$217	$73
Customer relationships (b)	253	221	32	247	207	40
Other (c)	56	46	10	48	39	9
	$625	$501	$124	$585	$463	$122

Unamortized Intangible Assets
Goodwill	$1,099			$1,070
Trademarks	$546			$544
_________
(a)Primarily amortized over a period ranging from 0 to 40 years with a weighted average life of 15 years.
(b)Primarily amortized over a period ranging from 3 to 20 years with a weighted average life of 11 years.
(c)Primarily amortized over a period ranging from 2 to 10 years with a weighted average life of 9 years.

Amortization expense relating to all intangible assets was as follows:

	Year Ended December 31,
	2023	2022	2021
License agreements	$14	$29	$47
Customer relationships	9	10	14
Other	6	5	6
Total	$29	$44	$67
Based on our amortizable intangible assets at December 31, 2023, we expect related amortization expense of approximately $29 million for 2024, $23 million for 2025, $21 million for 2026, $15 million for 2027 and $11 million for 2028 excluding effects of currency exchange rates.
The carrying amounts of goodwill and related changes are as follows:

	Americas	International	Total Company
Goodwill as of January 1, 2022	$2,140	$1,086	$3,226
Accumulated impairment losses as of January 1, 2022	(1,587)	(531)	(2,118)
Goodwill as of January 1, 2022	553	555	1,108
Currency translation adjustments and other	(3)	(35)	(38)
Goodwill as of December 31, 2022	550	520	1,070
Acquisitions	—	10	10
Currency translation adjustments and other	1	18	19
Goodwill as of December 31, 2023	$551	$548	$1,099

 8.    Vehicle Rental Activities
The components of vehicles, net within assets under vehicle programs are as follows:

	As of December 31,
	2023	2022
Rental vehicles	$23,114	$17,819
Less: Accumulated depreciation	(2,639)	(2,211)
	20,475	15,608
Vehicles held for sale	734	317
Vehicles, net investment in lease(a)	31	36
Vehicles, net	$21,240	$15,961
_________
(a)    See Note 17 – Related Party Transactions.
The components of vehicle depreciation and lease charges, net are summarized below:

	Year Ended December 31,
	2023	2022	2021
Depreciation expense	$2,228	$1,709	$1,402
Lease charges	167	138	156
(Gain) loss on sale of vehicles, net	(656)	(1,019)	(361)
Vehicle depreciation and lease charges, net	$1,739	$828	$1,197

At December 31, 2023, 2022 and 2021, we had payables related to vehicle purchases included in liabilities under vehicle programs - other of $287 million, $265 million, and $142 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $237 million, $212 million, and $134 million, respectively.

 9.    Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$—	$—	$—
State	45	137	35
Foreign	43	61	12
Current income tax provision	88	198	47

Deferred
Federal	77	622	309
State	47	(22)	78
Foreign	67	82	(9)
Deferred income tax provision	191	682	378
Provision for income taxes	$279	$880	$425
Income before income taxes is comprised of the following:

	Year Ended December 31,
	2023	2022	2021
United States (U.S.)	$1,418	$3,114	$1,529
Foreign	496	522	179
Income before income taxes	$1,914	$3,636	$1,708

Deferred income tax assets, net is comprised of the following:

	As of December 31,
	2023	2022
Deferred income tax assets:
Net tax loss carryforwards	$1,373	$1,109
Long-term operating lease liabilities	703	666
Accrued liabilities and deferred revenue	169	231
Tax credits	323	38
Depreciation and amortization	22	25
Provision for doubtful accounts	18	19
Other	213	167
Valuation allowance (a)	(103)	(101)
Deferred income tax assets	2,718	2,154

Deferred income tax liabilities:
Operating lease right-of-use assets	693	657
Depreciation and amortization	117	90
Prepaid expenses	33	24
Other	7	4
Deferred income tax liabilities	850	775
Deferred income tax assets, net	$1,868	$1,379
__________

(a)    The valuation allowance at December 31, 2023 relates to tax loss carryforwards and certain deferred tax assets of $100 million and $3 million, respectively. The valuation allowance at December 31, 2022 relates to tax loss carryforwards and certain deferred tax assets of $97 million and $4 million, respectively. The valuation allowances will be reduced when and if we determine it is more likely than not that the related deferred income tax assets will be realized.

Deferred income tax assets and liabilities related to vehicle programs are comprised of the following:

	As of December 31,
	2023	2022
Deferred income tax assets:
Depreciation and amortization	$80	$63
Other	28	22
Deferred income tax assets	108	85

Deferred income tax liabilities:
Depreciation and amortization	3,497	2,815
Other	29	24
Deferred income tax liabilities	3,526	2,839
Deferred income tax liabilities under vehicle programs, net	$3,418	$2,754
At December 31, 2023, we had U.S. federal net operating loss carryforwards of approximately $4.9 billion. The majority of the net operating loss carryforwards have an indefinite utilization period pursuant to the Tax Act and a significant remaining portion expires by 2031. Such net operating loss carryforwards are primarily related to accelerated depreciation of our U.S. vehicles. Currently, we do not record valuation allowances on the majority of our U.S. federal tax loss carryforwards as there are adequate deferred tax liabilities that could be realized within the carryforward period. At December 31, 2023, we had foreign net operating loss carryforwards of approximately $1.0 billion, the majority of which has an indefinite utilization period.
At December 31, 2023, we had undistributed earnings of certain foreign subsidiaries of approximately $1.6 billion that we have indefinitely reinvested, and on which we have not recognized deferred taxes. Estimating the amount of potential tax is not practicable because of the complexity and variety of assumptions necessary to compute the tax.
The reconciliation between the U.S. federal income tax statutory rate and our effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory rate	21.0%	21.0%	21.0%
Adjustments to reconcile to the effective rate:
State and local income taxes, net of federal tax benefits	4.0	3.9	5.5
Changes in valuation allowances	—	(1.3)	(0.6)
Taxes on foreign operations at rates different than U.S. federal statutory rates	2.8	1.2	(2.0)
Tax credits (a)	(11.7)	(0.4)	—
Stock-based compensation	(1.1)	(0.5)	(0.3)
Other non-deductible (non-taxable) items	0.7	0.4	0.6
Other (a)	(1.1)	(0.1)	0.7
	14.6%	24.2%	24.9%
_______
(a)For the year ended December 31, 2022, we reclassified (0.4%) of certain tax credits to conform to the current year presentation. This reclassification had no impact to our reported effective income tax rate.

The following is a tabular reconciliation of the gross amount of unrecognized tax benefits for the year:

	2023	2022	2021
Balance, January 1	$53	$58	$57
Additions for tax positions related to current year	5	4	4
Additions for tax positions for prior years	5	3	3
Reductions for tax positions for prior years	—	(5)	(3)
Settlements	—	(5)	—
Statute of limitations	(2)	—	—
Foreign currency translation	2	(2)	(3)
Balance, December 31	$63	$53	$58
We do not anticipate that total unrecognized tax benefits will change significantly in 2024.
We are subject to taxation in the United States and various foreign jurisdictions. As of December 31, 2023, the 2007 through 2022 tax years generally remain subject to examination by the federal tax authorities. The 2012 through 2022 tax years generally remain subject to examination by various state tax authorities. In significant foreign jurisdictions, the 2012 through 2022 tax years generally remain subject to examination by their respective tax authorities.
Substantially all of the gross amount of the unrecognized tax benefits at December 31, 2023, 2022 and 2021, if recognized, would affect our provision for income taxes. As of December 31, 2023, our unrecognized tax benefits were offset by tax loss carryforwards and other deferred tax assets in the amount of $28 million.
The following table presents unrecognized tax benefits:

	As of December 31,
	2023	2022
Unrecognized tax benefits in current income taxes payable (a)	$17	$—
Unrecognized tax benefits in non-current income taxes payable (a)	21	33
Accrued interest payable on potential tax liabilities (b)	44	31
__________
(a)Pursuant to the agreements governing the disposition of certain subsidiaries in 2006, we are entitled to indemnification for certain predisposition tax contingencies. As of December 31, 2023, $17 million of unrecognized tax benefits in current income taxes payable are related to tax contingencies which we believe we are entitled to indemnification. As of December 31, 2022, $13 million unrecognized tax benefits in non-current income taxes payable are related to tax contingencies for which we believe we are entitled to indemnification.
(b)We recognize potential interest related to unrecognized tax benefits within interest expense related to corporate debt, net on the accompanying Consolidated Statements of Operations. Penalties incurred during the years ended December 31, 2023, 2022 and 2021, were not significant and were recognized as a component of the provision for income taxes.

 10.    Other Current Assets
Other current assets consisted of:

	As of December 31,
	2023	2022
Prepaid expenses	$239	$252
Sales and use taxes	192	142
Other	253	112
Other current assets	$684	$506

 11.    Property and Equipment, net
Property and equipment, net consisted of:

	As of December 31,
	2023	2022
Land	$61	$59
Buildings and leasehold improvements	574	507
Capitalized software	957	906
Furniture, fixtures and equipment	440	382
Projects in process	154	89
Buses and support vehicles	94	90
	2,280	2,033
Less: Accumulated depreciation and amortization	(1,561)	(1,439)
Property and equipment, net	$719	$594
Depreciation and amortization expense relating to property and equipment during 2023, 2022 and 2021 was $187 million, $181 million, and $205 million, respectively (including $101 million, $115 million, and $105 million, respectively, of amortization expense relating to capitalized software). At December 31, 2023, we had payables related to property and equipment included in accounts payable and other current liabilities and in other non-current liabilities of $18 million and $6 million, respectively. At December 31, 2022, we had payables related to property and equipment included in accounts payable and other current liabilities and in other non-current liabilities of $19 million and $1 million, respectively.

 12.    Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consisted of:

	As of December 31,
	2023	2022
Short-term operating lease liabilities	$576	$555
Accounts payable	487	466
Accrued advertising and marketing	276	268
Accrued sales and use taxes	251	246
Accrued payroll and related	188	205
Deferred lease revenues – current	168	188
Public liability and property damage insurance liabilities – current	181	174
Other	500	445
Accounts payable and other current liabilities	$2,627	$2,547

 13.    Long-term Corporate Debt and Borrowing Arrangements
Long-term debt and other borrowing arrangements consisted of:

	Maturity Date	As of December 31,
		2023	2022
4.125% euro-denominated Senior Notes	November 2024	$—	$321
4.500% euro-denominated Senior Notes	May 2025	—	268
4.750% euro-denominated Senior Notes	January 2026	386	375
5.750% Senior Notes	July 2027	736	732
4.750% Senior Notes	April 2028	500	500
5.375% Senior Notes	March 2029	600	600
7.250% euro-denominated Senior Notes	July 2030	441	—
8.000% Senior Notes	February 2031	497	—
Floating Rate Term Loan (a)	August 2027	1,164	1,176
Floating Rate Term Loan (a)	March 2029	524	725
Other (b)		30	18
Deferred financing fees		(55)	(44)
Total		4,823	4,671
Less: Short-term debt and current portion of long-term debt		32	27
Long-term debt		$4,791	$4,644
_________
(a)The floating rate term loans are part of our senior revolving credit facility, which is secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property.
(b)Primarily includes finance leases which are secured by liens on the related assets.
Term Loan
Floating Rate Term Loan due 2027. In February 2020, we amended our Floating Rate Term Loan and extended its maturity term to 2027. As of December 31, 2023, the loan bears interest at one-month Secured Overnight Financing Rate (“SOFR”) plus 1.75%, for an aggregate rate of 7.22%; however, we entered into an interest rate swap to hedge $750 million of our interest rate exposure related to the floating rate term loan at an aggregate rate of 3.26%.
Floating Rate Term Loan due 2029. In March 2022, we entered into a $750 million Floating Rate Term Loan due March 2029, at a price of 97% of the aggregate principal amount, with interest paid monthly. In December 2023, we redeemed approximately $200 million of our outstanding balance using the proceeds from the issuance of our 8.000% Senior Notes due February 2031. The Term Loan bears interest at one-month SOFR plus 3.00% for an aggregate rate of 8.46%.
Senior Notes

4.125% euro-denominated Senior Notes due 2024. In September 2016, we issued €300 million of 4.125% euro-denominated Senior Notes due 2024 at par, with interest payable semi-annually. We have the right to redeem these notes in whole or in part at any time on or after November 15, 2019 at specified redemption prices plus accrued interest. In October 2016, we used the net proceeds from the offering primarily to redeem €275 million of our outstanding 6.000% euro-denominated Senior Notes due 2021. We redeemed these notes in September 2023 using the proceeds from our 7.250% euro-denominated Senior Notes due July 2030.

4.500% euro-denominated Senior Notes due 2025. In March 2017, we issued €250 million of 4.500% euro-denominated Senior Notes due 2025, at par, with interest payable semi-annually. We have the right to redeem these notes in whole or in part on or after May 15, 2020 at specified redemption prices plus accrued interest. In April 2017, we used the net proceeds from the offering to redeem our outstanding €175 million principal amount of 6.000% euro-denominated Senior Notes due 2021 for €180 million plus accrued interest. In June 2017, we used the remaining proceeds to redeem a portion of our Floating Rate Senior

Notes due 2017. We redeemed these notes in November 2023 using the proceeds from our 8.000% Senior Notes due February 2031.

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

7.250% euro-denominated Senior Notes due July 2030. In July 2023, we issued €400 million of 7.250% euro-denominated Senior Notes due July 2030, at par, with interest payable semi-annually. We have the right to redeem these notes in whole or in part at any time on or after July 2026 at a specified redemption price plus accrued interest. In September 2023, we used net proceeds from the offering primarily to redeem all of the €300 million of our outstanding 4.125% euro-denominated Senior Notes due 2024 plus accrued interest.

8.000% Senior Notes due February 2031. In November 2023, we issued $500 million of 8.000% Senior Notes due February 2031, at 99.3% of face value, with interest payable semi-annually. We have the right to redeem these notes in whole or in part at any time on or after November 2026 at a specified redemption price plus accrued interest. Net proceeds were used to fully redeem our 4.500% euro-denominated Senior Notes due 2025 and a portion of our outstanding balance on our Term Loan due 2029, with the remainder being used for general corporate purposes.

In connection with the debt amendments and repayments for the years ended December 31, 2023 and 2021, we recorded $5 million and $136 million in early extinguishment of debt costs, respectively.

The 5.750% Senior Notes, the 4.750% Senior Notes, the 5.375% Senior Notes and the 8.000% Senior Notes are senior unsecured obligations of our Avis Budget Car Rental, LLC (“ABCR”) subsidiary, are guaranteed by us and certain of our domestic subsidiaries and rank equally in right of payment with all of our existing and future senior unsecured indebtedness.

The 4.125% euro-denominated Senior Notes and 4.500% euro-denominated Senior Notes were, and the 4.750% euro-denominated Senior Notes and the 7.250% euro-denominated Senior Notes are, unsecured obligations of our Avis Budget Finance plc subsidiary, and are (or were) guaranteed on a senior basis by us and certain of our domestic subsidiaries and rank (or ranked) equally with all of our existing senior unsecured debt.

Debt Maturities
The following table provides contractual maturities of our corporate debt at December 31, 2023:

Year	Amount
2024 (a)	$32
2025	25
2026	408
2027	1,872
2028	506
Thereafter	2,035
$4,878
__________
(a)These short-term borrowings have weighted average interest rates which range from 6.19% to 6.68% as of December 31, 2023.

Committed Credit Facilities And Available Funding Arrangements
At December 31, 2023, the committed corporate credit facilities available to us and/or our subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2028 (a)	$2,000	$—	$1,739	$261
__________
(a)The senior revolving credit facility bears interest at one-month SOFR plus 1.75% and is part of our senior credit facilities, which include the floating rate term loan and the senior revolving credit facility, and which are secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property. In December 2023, we amended our senior revolving credit facility and extended its maturity term to December 2028.

Debt Covenants

The agreements governing our indebtedness contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries, the incurrence of additional indebtedness and/or liens by us and certain of our subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. Our senior credit facility also contains a maximum leverage ratio requirement. As of December 31, 2023, we were in compliance with the financial covenants governing our indebtedness.

 14.    Debt Under Vehicle Programs and Borrowing Arrangements
Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of December 31,
	2023	2022
Americas – Debt due to Avis Budget Rental Car Funding	$15,502	$11,322
Americas – Debt borrowings	1,075	598
International – Debt borrowings	2,203	1,700
International – Finance leases	172	176
Other	55	65
Deferred financing fees (a)	(70)	(52)
Total	$18,937	$13,809
__________
(a)Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of December 31, 2023 and 2022 were $61 million and $47 million, respectively.

Americas

Debt due to Avis Budget Rental Car Funding. Avis Budget Rental Car Funding, an unconsolidated bankruptcy remote qualifying special purpose limited liability company, issues privately placed notes to investors as well as to banks and bank-sponsored conduit entities. Avis Budget Rental Car Funding uses the proceeds from its note issuances to make loans to our wholly-owned subsidiary, AESOP Leasing LP (“AESOP Leasing”), on a continuing basis. AESOP Leasing is required to use the proceeds of such loans to acquire or finance the acquisition of vehicles used in our rental car operations. By issuing debt through the Avis Budget Rental Car Funding program, we pay a lower rate of interest than if we had issued debt directly to third parties. Avis Budget Rental Car Funding is not consolidated, as we are not the “primary beneficiary” of Avis Budget Rental Car Funding. We determined that we are not the primary beneficiary because we do not have the obligation to absorb the potential losses or receive the benefits of Avis Budget Rental Car Funding’s activities since our only significant source of variability in the earnings, losses or cash flows of Avis Budget Rental Car Funding is exposure to our own creditworthiness, due to our loan from Avis Budget Rental Car Funding. Because Avis Budget Rental Car Funding is not consolidated, AESOP Leasing’s loan obligations to Avis Budget Rental Car Funding are reflected as related party debt on our Consolidated Balance Sheets. We also have an asset within Assets under vehicle programs on our Consolidated Balance Sheets which represents securities issued to us by Avis Budget Rental Car Funding. AESOP Leasing is consolidated, as we are the “primary beneficiary” of AESOP Leasing; as a result, the vehicles purchased by AESOP Leasing remain on our Consolidated Balance Sheets. We determined we are the primary beneficiary of AESOP Leasing, as we have the ability to direct its activities, an obligation to absorb a majority of its expected losses and the right to receive the benefits of AESOP Leasing’s activities. AESOP Leasing’s vehicles and related assets, which as of December 31, 2023, approximate $18 billion and some of which are subject to manufacturer repurchase and guaranteed depreciation agreements, collateralize the debt issued by Avis Budget Rental Car Funding. The assets and liabilities of AESOP Leasing are presented on our Consolidated Balance Sheets within Assets under vehicle programs and Liabilities under vehicle programs, respectively. The assets of AESOP Leasing, included within assets under vehicle programs (excluding the investment in Avis Budget Rental Car Funding (AESOP) LLC—related party) are restricted. Such assets may be used only to repay the respective AESOP Leasing liabilities, included within Liabilities under vehicle programs, and to purchase new vehicles, although if certain collateral coverage requirements are met, AESOP Leasing may pay dividends from excess cash. The creditors of AESOP Leasing and Avis Budget Rental Car Funding have no recourse to our general credit. We periodically provide Avis Budget Rental Car Funding with non-contractually required support, in the form of equity and loans, to serve as additional collateral for the debt issued by Avis Budget Rental Car Funding.
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

The following table provides a summary of debt issued by AESOP during the years ended December 31, 2023 and 2022:

Issuance Date	Maturity Date	Weighted Average Interest Rate	Amount Issued
April 2022	August 2027	3.96%	$660
May 2022	March 2025	5.43%	87
May 2022	March 2023	4.56%	68
May 2022	September 2023	5.25%	55
July 2022	February 2026	4.81%	389
July 2022	February 2028	4.99%	374
November 2022	April 2026	6.25%	500
January 2023	April 2028	5.36%	500
January 2023	October 2026	5.31%	350
April 2023	February 2027	5.67%	450
April 2023	June 2028	5.76%	550
June 2023	April 2027	5.91%	476
June 2023	December 2028	5.98%	526
September 2023	August 2027	6.09%	300
September 2023	February 2029	6.21%	700
We used the proceeds from these borrowings to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. Borrowings under the Avis Budget Rental Car Funding program primarily represent fixed rate notes and had a weighted average interest rate of 4.99% and 4.07% as of December 31, 2023 and 2022 respectively.
Debt borrowings. We finance the acquisition of vehicles used in our Canadian rental operations through a consolidated, bankruptcy remote special-purpose entity, which issues privately placed notes to investors and bank-sponsored conduits. We finance the acquisition of fleet for our truck rental operations in the United States through a combination of debt facilities and leases. These debt borrowings represent a mix of fixed and floating rate debt and had a weighted average interest rate of 5.77% and 4.26% as of December 31, 2023 and 2022 respectively.

International

Debt borrowings. In EMEA we operate a €1.7 billion European rental fleet securitization program, with maturity in 2024, which is used to finance fleet purchases for certain of our European operations. The International borrowings primarily represent floating rate notes and had a weighted average interest rate of 5.51% and 3.92% as of December 31, 2023 and 2022, respectively.

Finance leases. We obtain a portion of our International vehicles under finance lease arrangements. For the years ended December 31, 2023 and 2022, the weighted average interest rate on these borrowings was 3.68% and 1.82% respectively. All finance leases are on a fixed repayment basis and interest rates are fixed at the contract date.

Debt Maturities
The following table provides the contractual maturities of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2023:

Debt under Vehicle Programs (a)
2024 (b)	$4,120
2025 (c)	6,717
2026	3,154
2027 (d)	2,520
2028	2,126
Thereafter	370
$19,007
__________
(a)    Vehicle-backed debt primarily represents asset-backed securities.
(b)    Includes $2.4 billion of bank and bank-sponsored facilities. These short-term borrowings have a weighted average interest rate of 4.80% as of December 31, 2023.
(c)    Includes $4.5 billion of bank and bank-sponsored facilities.
(d)    Includes $0.1 billion of bank and bank-sponsored facilities.

Committed Credit Facilities And Available Funding Arrangements
The following table presents available funding under our debt arrangements related to our vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2023:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas – Debt due to Avis Budget Rental Car Funding	$15,537	$15,502	$35
Americas – Debt borrowings	1,234	1,075	159
International – Debt borrowings	2,816	2,203	613
International – Finance leases	246	172	74
Other	55	55	—
Total	$19,888	$19,007	$881
__________
(a)Capacity is subject to maintaining sufficient assets to collateralize debt. The total capacity for Americas — Debt due to Avis Budget Rental Car Funding includes increases from an amendment and renewal of our asset-backed variable funding financing facilities during March 2023 and was most recently amended during January 2024.
(b)The outstanding debt is collateralized by vehicles and related assets of $17.4 billion for Americas - Debt due to Avis Budget Rental Car Funding; $1.5 billion for Americas - Debt borrowings; $2.8 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants
The agreements under our vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions, and in some cases also require compliance with certain financial requirements. As of December 31, 2023, we are not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under our vehicle-backed funding programs.

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

In September 2014, Dawn Valli et al. v. Avis Budget Group Inc., et al. was filed in U.S. District Court for the District of New Jersey. The plaintiffs seek to represent a purported nationwide class of certain renters of vehicles from our Avis and Budget subsidiaries from September 30, 2008 through the present. The plaintiffs seek damages in connection with claims relating to alleged misrepresentations and omissions concerning charging customers for traffic infractions and related administrative fees. On October 10, 2023, plaintiffs’ motion for class certification was denied as to their proposed nationwide class and granted as to a subclass, created at the Court’s discretion, of Avis Preferred and Budget Fastbreak members. We have been named as a defendant in other purported consumer class action lawsuits, including two class actions filed against us in New Jersey, one seeking damages in connection with a breach of contract claim and another related to ancillary charges at our Payless subsidiary. However, the Company intends to vigorously defend them.

We are currently involved, and in the future may be involved, in claims and/or legal proceedings, including class actions, and governmental inquiries that are incidental to our vehicle rental and car sharing operations, including, among others, contract and licensee disputes, competition matters, employment and wage-and-hour claims, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. We are a defendant in a number of legal proceedings for personal injury arising from the operation of our vehicles. In June 2023, two of our subsidiaries were named as defendants in a lawsuit filed in Dallas, Texas alleging that one of our employees caused the death of an individual with one of our vehicles: Peggy Dawson Edwards, Individually and as Anticipated Representative of the Estate of Michael Edwards, Sr., et. al. v. Avis Budget Car Rental, LLC; PV Holding Corp.; and Kevin Barnes, Cause No. CC-23-03188-E, pending in County Court at Law No. 5 for Dallas County, Texas. The complaint alleges that our subsidiaries are responsible for Mr. Edwards’ death and seeks compensatory and punitive damages in an unspecified amount exceeding $1 million. The court has set a trial date in November 2024 for this lawsuit. Given the early stages of the legal proceedings, it is not possible to predict the outcome of the claim. However, the Company intends to vigorously defend it.

Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable resolutions could occur. We estimate that the potential exposure resulting from adverse outcomes of current legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $40 million in excess of amounts accrued as of December 31, 2023. We do not believe that the impact should result in a material liability to us in relation to our consolidated financial condition or results of operations.

Commitments to Purchase Vehicles
We maintain agreements with vehicle manufacturers under which we have agreed to purchase approximately $6.8 billion of vehicles from manufacturers over the next 12 months, which is consistent with December 31, 2022, financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.
Other Purchase Commitments
In the normal course of business, we make various commitments to purchase other goods or services from specific suppliers, including those related to marketing, advertising, computer services and capital expenditures. As of December 31, 2023, we had approximately $149 million of purchase obligations, which extend through 2028.
Concentrations
Concentrations of credit risk at December 31, 2023, include (i) risks related to our repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers and primarily with respect to receivables for program cars that have been disposed, but for which we have not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $38 million and $23 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.
Asset Retirement Obligations
We maintain a liability for asset retirement obligations. An asset retirement obligation is a legal obligation to perform certain activities in connection with the retirement, disposal or abandonment of assets. Our asset retirement obligations, which are measured at discounted fair values, are primarily related to the removal of underground fuel storage tanks at our rental facilities. The Consolidated Balance Sheets include a liability for asset retirement obligations of approximately $27 million and $26 million at December 31, 2023 and 2022, respectively.
Standard Guarantees/Indemnifications
In the ordinary course of business, we enter into numerous agreements that contain standard guarantees and indemnities whereby we agree to indemnify another party, among other things, for performance under contracts and any breaches of representations and warranties thereunder. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets, businesses or activities, (ii) leases of real estate, (iii) licensing of trademarks, (iv) access to credit facilities and use of derivatives and (v) issuances of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) licensees under licensing agreements, (iv) financial institutions in credit facility arrangements and derivative contracts and (v) underwriters and placement agents in debt or equity security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many may survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that we could be required to make under these guarantees, nor are we able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications provided to landlords against third-party claims for the use of real estate property leased by us, we maintain insurance coverage that mitigates our potential exposure.

 16.    Stockholders' Equity
Cash Dividend Payments
In December 2023, we paid a special cash dividend of $10.00 per share to all holders of our common stock as of December 15, 2023, totaling approximately $355 million. During 2022 and 2021, we did not declare or pay any cash dividends. Our ability to pay dividends to holders of our common stock is limited by our senior credit facility, the indentures governing our senior notes and our vehicle financing programs.
Share Repurchases
Our Board of Directors authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded most recently in February 2023 (the “Stock Repurchase Program”). During 2023, 2022 and 2021, we repurchased approximately 35.4 million shares of common stock at a cost of approximately $5.6 billion (excluding excise taxes due for 2023 repurchases under the Inflation Reduction Act of 2022) under the program. As of December 31, 2023, approximately $802 million of authorization remained available to repurchase common stock under this plan.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustments (a)	Net Unrealized Gains (Losses) on Cash Flow Hedges (b)	Minimum Pension Liability Adjustment (c)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2021	$40	$(51)	$(176)	$(187)
Other comprehensive income (loss) before reclassifications	(35)	18	39	22
Amounts reclassified from accumulated other comprehensive income (loss)	11	14	7	32
Net current-period other comprehensive income (loss)	(24)	32	46	54
Balance, December 31, 2021	16	(19)	(130)	(133)
Other comprehensive income (loss) before reclassifications	(46)	57	11	22
Amounts reclassified from accumulated other comprehensive income (loss)	—	7	3	10
Net current-period other comprehensive income (loss)	(46)	64	14	32
Balance, December 31, 2022	(30)	45	(116)	(101)
Other comprehensive income (loss) before reclassifications	27	5	(18)	14
Amounts reclassified from accumulated other comprehensive income (loss)	—	(13)	4	(9)
Net current-period other comprehensive income (loss)	27	(8)	(14)	5
Balance, December 31, 2023	$(3)	$37	$(130)	$(96)
 __________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries (see Note 9 – Income Taxes) and include a $93 million gain, net of tax, related to our hedge of our investment in euro-denominated foreign operations (See Note 20 – Financial Instruments).
(a)For the year ended December 31, 2021 the amounts were reclassified from accumulated other comprehensive income (loss) into restructuring and other related charges.
(b)For the years ended December 31, 2023, 2022 and 2021, the amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were income of $18 million ($13 million, net of tax), losses of $9 million ($7 million, net of tax) and losses of $17 million ($12 million, net of tax), respectively. For the year ended December 31, 2021, the amount reclassified from accumulated other comprehensive income (loss) into vehicle interest expense was losses of $2 million ($2 million, net of tax).
(c)For the years ended December 31, 2023, 2022 and 2021, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were losses of $5 million ($4 million, net of tax), $5 million ($3 million, net of tax) and $9 million ($7 million, net of tax), respectively.

 17.    Related Party Transactions

SRS Mobility Ventures, LLC

In 2021, SRS Mobility Ventures, LLC acquired a 33 1/3% Class A Membership Interest in one of our subsidiaries at fair value of $37.5 million. SRS Mobility Ventures, LLC is an affiliate of our largest shareholder, SRS Investment Management, LLC.

On September 1, 2022, through the issuance of Class B Preferred Voting Membership Interests, SRS Mobility Ventures, LLC increased their ownership in this subsidiary to 51% at a fair value of $62 million. As a result, we deconsolidated our former subsidiary, Avis Mobility Ventures LLC (“AMV”), from our financial statements and began to report our proportional share of the former subsidiary’s income or loss within other (income) expense, net in our Consolidated Statements of Operations as we do not have the ability to direct the significant activities of the former subsidiary and are therefore no longer primary beneficiary of the VIE. In August and October 2023, SRS made capital contributions to AMV, increasing their ownership to approximately 65%.

In accordance with ASC Topic 810-10-40, we must deconsolidate a subsidiary as of the date we cease to have a controlling interest in that subsidiary and recognize the gain or loss in net income at that time. The fair value of our retained investment was determined utilizing a discounted cash flow methodology based on various assumptions, including projections of future cash flows, which include forecast of future revenue and EBITDA. Upon deconsolidation, our former subsidiary had a net asset carrying amount of $49 million resulting in a gain of $10 million, which was reported within other (income) expense, net during the year ended December 31, 2022.

We continue to provide vehicles, related fleet services, and certain administrative services to AMV to support their operations. For the years ended December 31, 2023 and 2022, we recorded $22 million and $7 million of related income within other (income) expense, net, respectively. For the years ended December 31, 2023 and 2022, we recorded losses of $25 million and $10 million within other (income) expense, net, related to our equity method investment, respectively.

As of December 31, 2023 and 2022, receivables from AMV related to these services were $2 million and $6 million, respectively, and our net investment in vehicle finance lease with AMV, which is included in vehicles, net, was $31 million and $36 million, respectively. The carrying value of our equity investment in AMV as of December 31, 2023 and 2022 was approximately $24 million and $49 million, respectively, which is included in other non-current assets.

 18.    Stock-Based Compensation

Our Amended and Restated Equity and Incentive Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock- or cash-based awards to employees, directors and other individuals who perform services for us and our subsidiaries. The maximum number of shares reserved for grant of awards under the plan is 22.5 million, with approximately 3.9 million shares available as of December 31, 2023. We typically settle stock-based awards with treasury shares.
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
As part of our declaration and payment of a special cash dividend in December 2023, we granted additional RSUs to our award holders with unvested shares as a dividend equivalent, which has been deferred until, and will not be paid unless, the shares of stock underlying the award vest.
In 2020, we granted market-based RSUs that vest based on absolute stock price attainment. The grant date fair value of this award is estimated using a Monte Carlo simulation model. The weighted average assumptions used in the model are outlined in the table below. During the years ended December 31, 2023 and 2022, we did not issue any stock unit awards containing a market condition.

Expected volatility of stock price	91%
Risk-free interest rate	0.18%
Valuation period	3 years
Dividend yield	—%

Annual activity related to stock units consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2023	451	$92.06
Granted (a)	98	204.17
Vested (b)	(252)	53.44
Forfeited	(7)	165.67
Outstanding and expected to vest at December 31, 2023 (c)	290	$161.87	1.2	$51
Performance-based and market-based RSUs
Outstanding at January 1, 2023	691	$57.56
Granted (a)	111	204.13
Vested (b)	(381)	21.05
Forfeited	(10)	148.96
Outstanding at December 31, 2023	411	$128.77	0.9	$73
Outstanding and expected to vest at December 31, 2023 (c)	333	$112.18	0.9	$59
__________
(a)Reflects the maximum number of stock units assuming achievement of all performance-, market- and time-vesting criteria and does not include those for non-employee directors, which are discussed separately below. The weighted-average fair value of time-based RSUs, and performance-based and market-based RSUs granted in 2022 was $172.34 and $193.48, respectively, and the weighted-average fair value of time-based RSUs and performance-based RSUs granted in 2021 was $65.23 and $62.27, respectively.
(b)The total fair value of RSUs vested during 2023, 2022 and 2021 was $21 million, $22 million and $17 million, respectively.
(c)Aggregate unrecognized compensation expense related to time-based RSUs and performance-based and market-based RSUs amounted to $45 million and will be recognized over a weighted average vesting period of 1.0 year.

Non-employee Directors Deferred Compensation Plan
We grant stock awards on an annual basis to non-employee directors representing between 50% and 100% of a director’s annual compensation and such awards could be deferred under the Non-employee Directors Deferred Compensation Plan. During 2023, 2022 and 2021, we granted 4,000, 2,500, and 8,800 awards, respectively, to non-employee directors.
Stock-Compensation Expense
During 2023, 2022 and 2021, we recorded stock-based compensation expense of $30 million ($21 million, net of tax), $25 million ($17 million, net of tax), and $30 million ($21 million, net of tax), respectively.

 19.    Employee Benefit Plans
Defined Contribution Savings Plans
We sponsor several defined contribution savings plans in the United States and certain foreign subsidiaries that provide certain of our eligible employees an opportunity to accumulate funds for retirement. We match portions of the contributions of participating employees on the basis specified by the plans. Our contributions to these plans were $29 million, $26 million, and $22 million during 2023, 2022 and 2021, respectively.

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
The components of net periodic (benefit) cost consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Service cost (a)	$3	$5	$6
Interest cost (b)	27	16	12
Expected return on plan assets (b)	(30)	(37)	(35)
Amortization of unrecognized amounts (b)	5	5	9
Net periodic (benefit) cost	$5	$(11)	$(8)
__________
(a)For the years ended December 31, 2023, 2022, and 2021, $3 million, $4 million, and $4 million was included in operating expenses, respectively. For the years ended December 31, 2022 and 2021, $1 million, and $2 million was included in selling, general and administrative expenses, respectively.
(b)Included in selling, general and administrative expenses.
We use a measurement date of December 31 for our pension plans. The funded status of the pension plans were as follows:

	As of December 31,
Change in Benefit Obligation	2023	2022
Benefit obligation at end of prior year	$575	$881
Service cost	3	5
Interest cost	27	16
Actuarial (gain) loss	30	(247)
Plan amendments	—	(1)
Currency translation adjustment	15	(51)
Net benefits paid	(30)	(28)
Benefit obligation at end of current year	$620	$575

Change in Plan Assets
Fair value of assets at end of prior year	$514	$772
Actual return on plan assets	35	(196)
Employer contributions	6	12
Currency translation adjustment	15	(46)
Net benefits paid	(30)	(28)
Fair value of assets at end of current year	$540	$514

Amounts recognized in the statement of financial position consist of the following:

	As of December 31,
Funded Status	2023	2022
Classification of net balance sheet assets (liabilities):
Non-current assets	$24	$36
Current liabilities	(4)	(4)
Non-current liabilities	(100)	(93)
Net funded status	$(80)	$(61)
The following assumptions were used to determine pension obligations and pension costs for the principal plans in which our employees participated:

	For the Year Ended December 31,
U.S. Pension Benefit Plans	2023	2022	2021
Discount rate:
Net periodic benefit cost	5.18%	2.67%	2.25%
Benefit obligation	4.96%	5.18%	2.67%
Long-term rate of return on plan assets	6.25%	6.25%	6.75%

Non-U.S. Pension Benefit Plans
Discount rate:
Net periodic benefit cost	4.79%	1.83%	1.40%
Benefit obligation	4.40%	4.79%	1.83%
Long-term rate of return on plan assets	5.59%	4.39%	3.71%
To select discount rates for our defined benefit pension plans, we use a modeling process that involves matching the expected cash outflows of such plans, to yield curves constructed from portfolios of AA-rated fixed-income debt instruments. We use the average yields of the hypothetical portfolios as a discount rate benchmark.
Our expected rate of return on plan assets of 6.25% and 5.59% for the U.S. plans and non-U.S. plans, respectively, used to determine pension obligations and pension costs, are long-term rates based on historic plan asset returns in individual jurisdictions, over varying long-term periods combined with current market expectations and broad asset mix considerations.
As of December 31, 2023 and 2022, plans with projected benefit obligations in excess of plan assets had projected benefit obligations of $350 million and $332 million, respectively, and plan assets of $246 million and $235 million, respectively. As of December 31, 2023 and 2022, plans with accumulated benefit obligations in excess of plan assets had accumulated benefit obligations of $346 million and $329 million, respectively, and plan assets of $246 million and $235 million, respectively. The accumulated benefit obligation for all plans was $615 million and $571 million as of December 31, 2023 and 2022, respectively. We expect to contribute approximately $1 million to the plans in 2024.
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
The following table presents the defined benefit pension plans’ assets measured at fair value:

	As of December 31, 2023
Asset Class	Level 1	Level 2	Level 3	Total
Cash equivalents and short-term investments	$12	$12	$—	$24
U.S. equities	73	15	—	88
Non-U.S. equities	40	23	—	63
Government bonds	1	—	—	1
Corporate bonds	138	47	—	185
Other assets	—	118	61	179
Total assets	$264	$215	$61	$540
__________
For the year ended December 31, 2023, we purchased and classified $11 million of investments as Level 3.

	As of December 31, 2022
Asset Class	Level 1	Level 2	Level 3	Total
Cash equivalents and short-term investments	$18	$6	$—	$24
U.S. equities	69	19	—	88
Non-U.S. equities	39	30	—	69
Government bonds	—	2	—	2
Corporate bonds	126	48	—	174
Other assets	2	101	54	157
Total assets	$254	$206	$54	$514
__________
For the year ended December 31, 2022, we purchased and classified $54 million of investments as Level 3.
We estimate that future benefit payments from plan assets will be $33 million, $33 million, $34 million, $35 million, $36 million and $194 million for 2024, 2025, 2026, 2027, 2028 and 2029 to 2033, respectively.

Multiemployer Plans
We contribute to a number of multiemployer plans under the terms of collective-bargaining agreements that cover a portion of our employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects: (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; (iii) if we elect to stop participating in a multiemployer plan, we may be required to contribute to such plan an amount based on the under-funded status of the plan; and (iv) we have no involvement in the management of the multiemployer plans’ investments. For the years ended December 31, 2023, 2022, and 2021, we contributed $10 million, $8 million and $7 million, respectively, to multiemployer plans.

 20.    Financial Instruments
Risk Management
Currency Risk. We use currency exchange contracts to manage our exposure to changes in currency exchange rates associated with certain of our non-U.S.-dollar denominated receivables and forecasted royalties, forecasted earnings of non-U.S. subsidiaries and forecasted non-U.S. dollar denominated acquisitions. We primarily hedge a portion of our current-year currency exposure to the Australian, Canadian and New Zealand dollars, the euro and the British pound sterling. The majority of forward contracts do not qualify for hedge accounting treatment. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they economically hedge. Forward contracts used to hedge forecasted third-party receipts and disbursements up to 12 months are designated and do qualify as cash flow hedges. We have designated our euro-denominated notes as a hedge of our investment in euro-denominated foreign operations.
The estimated net amount of existing gains or losses we expect to reclassify from accumulated other comprehensive income (loss) to earnings for cash flow and net investment hedges over the next 12 months is not material.
Interest Rate Risk. We use various hedging strategies including interest rate swaps and interest rate caps to create what we deem an appropriate mix of fixed and floating rate assets and liabilities. We use interest rate swaps and interest rate caps to manage the risk related to our floating rate corporate debt and our floating rate vehicle-backed debt. We record the changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. We record the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, currently in earnings and are presented in the same line of the income statement expected for the hedged item. We estimate that approximately $24 million of gain currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.
Commodity Risk. We periodically enter into derivative commodity contracts to manage our exposure to changes in the price of fuel. These instruments were designated as freestanding derivatives and the changes in fair value are recorded in earnings and are presented in the same line of the income statement expected for the hedged item.
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
There were no significant concentrations of credit risk with any individual counterparty or groups of counterparties at December 31, 2023 or 2022, other than (i) risks related to our repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, and primarily with respect to receivables for program cars that were disposed but for which we have not yet received payment from the manufacturers (see Note 2 – Summary of Significant Accounting Policies), (ii) receivables from Realogy and Wyndham related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition and (iii) risks related to leases which have been assumed by Realogy but of which we are a guarantor. Concentrations of credit risk associated with trade receivables are considered minimal due to our diverse customer base. We do not normally require collateral or other security to support credit sales.
Fair Value
Derivative instruments and hedging activities
As described above, derivative assets and liabilities consist principally of currency exchange contracts, interest rate swaps, interest rate caps and commodity contracts. We held derivative instruments with absolute notional values as follows:

	As of December 31,
	2023	2022
Foreign exchange contracts	$1,407	$1,160
Interest rate caps (a)	15,146	14,219
Interest rate swaps	750	1,450
__________
(a)Represents $10.3 billion of interest rate caps sold, partially offset by approximately $4.9 billion of interest rate caps purchased at December 31, 2023 and $9.8 billion of interest rate caps sold, partially offset by approximately $4.4 billion of interest rate caps purchased at December 31, 2022. These amounts exclude $5.9 billion and $6.2 billion of interest rate caps purchased by our Avis Budget Rental Car Funding subsidiary at December 31, 2023 and 2022, respectively.
Fair values (Level 2) of derivative instruments are as follows:

	As of December 31, 2023		As of December 31, 2022
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$50	$—	$61	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	5	4	4	6
Interest rate caps (c)	19	74	46	111
Total	$74	$78	$111	$117
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
(c)Included in assets under vehicle programs or liabilities under vehicle programs.

The effects of derivatives recognized in our Consolidated Financial Statements are as follows:

	Year Ended December 31,
	2023	2022	2021
Financial instruments designated as hedging instruments (a)
Interest rate swaps (b)	$(8)	$64	$32
Euro-denominated notes (c)	(21)	44	56
Financial instruments not designated as hedging instruments (d)
Foreign exchange contracts (e)	(12)	36	(3)
Interest rate caps (f)	(1)	(1)	(1)
Total	$(42)	$143	$84
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
(e)For the year ended December 31, 2023, included a $14 million loss in interest expense and a $2 million gain in operating expenses. For the year ended December 31, 2022, included a $39 million gain in interest expense and a $3 million loss in operating expenses. For the year ended December 31, 2021, included a $2 million loss in interest expense and a $1 million loss in operating expenses.
(f)Primarily included in vehicle interest, net.
Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

	As of December 31, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$32	$32	$27	$26
Long-term debt	4,791	4,812	4,644	4,411

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$15,441	$15,238	$11,275	$10,848
Vehicle-backed debt	3,422	3,435	2,423	2,422
Interest rate swaps and interest rate caps (a)	74	74	111	111
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
Management evaluates the operating results of each of our reportable segments based upon revenues and Adjusted EBITDA, which we define as income (loss) from continuing operations before non-vehicle related depreciation and amortization; any impairment charges; restructuring and other related charges; early extinguishment of debt costs; non-vehicle related interest; transaction-related costs, net; charges for legal matters, net, which includes amounts recorded in excess of $5 million related to class action lawsuits and personal injury matters; non-operational charges related to shareholder activist activity, which includes third-party advisory, legal and other professional fees; COVID-19 charges, net; cloud computing costs; other (income) expense, net, and income taxes.

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
Year Ended December 31, 2023

	Americas	International	Corporate and Other (a)	Total
Revenues	$9,347	$2,661	$—	$12,008
Vehicle depreciation and lease charges, net	1,215	524	—	1,739
Vehicle interest, net	617	119	—	736
Adjusted EBITDA	2,196	400	(106)	2,490
Non-vehicle depreciation and amortization	147	68	1	216
Assets exclusive of assets under vehicle programs	6,533	2,633	424	9,590
Assets under vehicle programs	19,285	3,694	—	22,979
Property and equipment additions	126	44	103	273
__________
(a)Primarily represents unallocated corporate expenses and receivables from our former subsidiaries.
Year Ended December 31, 2022

	Americas	International	Corporate and Other (a)	Total
Revenues	$9,474	$2,520	$—	$11,994
Vehicle depreciation and lease charges, net	414	414	—	828
Vehicle interest, net	348	54	—	402
Adjusted EBITDA	3,660	560	(87)	4,133
Non-vehicle depreciation and amortization	141	66	18	225
Assets exclusive of assets under vehicle programs	5,798	2,402	299	8,499
Assets under vehicle programs	14,269	3,159	—	17,428
Property and equipment additions	117	33	96	246
__________
(a)Primarily represents unallocated corporate expenses and receivables from our former subsidiaries.

Year Ended December 31, 2021

	Americas	International	Corporate and Other (a)	Total
Revenues	$7,557	$1,756	$—	$9,313
Vehicle depreciation and lease charges, net	851	346	—	1,197
Vehicle interest, net	258	55	—	313
Adjusted EBITDA	2,364	118	(71)	2,411
Non-vehicle depreciation and amortization	178	84	10	272
Assets exclusive of assets under vehicle programs	5,746	2,716	119	8,581
Assets under vehicle programs	11,437	2,582	—	14,019
Property and equipment additions	74	26	8	108
__________
(a)Primarily represents unallocated corporate expenses and receivables from our former subsidiaries.

Provided below is a reconciliation of Adjusted EBITDA to income before income taxes.

	For the Year Ended December 31,
	2023	2022	2021
Adjusted EBITDA	$2,490	$4,133	$2,411
Less:
Non-vehicle related depreciation and amortization	216	225	272
Interest expense related to corporate debt, net
Interest expense	296	250	218
Early extinguishment of debt	5	—	136
Restructuring and other related charges	11	19	64
Transaction-related costs, net	5	8	5
Other (income) expense, net(a)	3	(7)	—
Reported within operating expenses:
Cloud computing costs	35	10	7
COVID-19 charges	—	(9)	(2)
Legal matters, net	5	1	3
Income before income taxes	$1,914	$3,636	$1,708
__________
(a)Primarily consists of gains or losses related to our equity investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.

The geographic segment information provided below is classified based on the geographic location of our subsidiaries.

	United States	All Other Countries	Total
2023
Revenues	$8,775	$3,233	$12,008
Assets exclusive of assets under vehicle programs	6,460	3,130	9,590
Assets under vehicle programs	18,228	4,751	22,979
Net long-lived assets	1,507	981	2,488

2022
Revenues	$8,975	$3,019	$11,994
Assets exclusive of assets under vehicle programs	5,622	2,877	8,499
Assets under vehicle programs	13,514	3,914	17,428
Net long-lived assets	1,386	944	2,330

2021
Revenues	$7,254	$2,059	$9,313
Assets exclusive of assets under vehicle programs	5,575	3,006	8,581
Assets under vehicle programs	10,915	3,104	14,019
Net long-lived assets	1,328	1,041	2,369

 22.    Subsequent Event

In January 2024, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued $1.2 billion of asset-backed notes to investors with an expected final payment date of June 2029 and a weighted average interest rate of 5.51%.

*****

Schedule II – Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period	Expense (Benefit)	Other Adjustments(a)	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31,
2023	$86	$86	$1	$(86)	$87
2022	84	91	(3)	(86)	86
2021	60	107	(2)	(81)	84

Tax Valuation Allowance:
Year Ended December 31,
2023	$103	$(2)	$5	$—	$106
2022	169	(63)	(3)	—	103
2021	207	(35)	(3)	—	169
__________
(a)Primarily currency translation adjustments.

G-1

EXHIBIT NO.	DESCRIPTION
2.1
Separation and Distribution Agreement by and among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated August 1, 2006).

2.2
Letter Agreement dated August 17, 2006, related to the Separation and Distribution Agreement by and among Realogy Corporation, Cendant Corporation*, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, dated August 8, 2007).

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

4.2
Indenture dated as of July 3, 2019, among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as Issuers, the Guarantors from time to time parties thereto and Deutsche Bank Trust Company Americas, as Trustee, governing the 5.75% Senior Notes due 2027 (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, dated August 6, 2019).

4.3
First Supplemental Indenture, dated as of August 6, 2020, to the indenture dated as of July 3, 2019 by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated August 7, 2020).

4.4
Indenture, dated as of March 1, 2021, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 5.375% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated March 1, 2021).

4.5
Indenture, dated as of March 23, 2021, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 4.75% Senior Notes due 2028 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated March 23, 2021).

4.6
Indenture, dated as of July 13, 2023, by and among Avis Budget Finance plc, as issuer, the guarantors party thereto, Deutsche Bank Trust Company Americas, as trustee and registrar, and Deutsche Bank AG, London Branch, as paying agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 2023).

4.7
Indenture, dated as of November 22, 2023, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., together as issuers, the guarantors party thereto and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 22, 2023).

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
10.6
Offer Letter, dated May 17, 2022, between Ravi Simhambhatla and Avis Budget Group, Inc. (incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, dated February 16, 2023).†

10.7
Avis Budget Group, Inc. Executive Severance Pay Plan for Grade A and B Employees and Summary Plan Description (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 14, 2020). †

10.8
Fourth Amended and Restated Cooperation Agreement, dated as of December 23, 2022, by and among Avis Budget Group, Inc., SRS Investment Management, LLC and certain of its affiliates (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 27, 2022).

10.9	Avis Budget Group, Inc. Amended and Restated Equity and Incentive Plan (Incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A, dated March 26, 2019).†
10.10
Amendment to the Avis Budget Group, Inc. Amended and Restated Equity and Incentive Plan dated October 26, 2021 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, dated November 2, 2021).†

10.11	Form of Award Agreement - Restricted Stock Units (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 dated February 21, 2019).†
10.12
Form of Award Agreement - Performance Based Restricted Stock Units (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, dated February 21, 2019).†

10.13
Form of Non-Employee Director Award Agreement - Restricted Stock Units (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, dated February 21, 2019).†

10.14
Form of Avis Budget Group, Inc. Severance Agreement (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, dated February 21, 2019).†

10.15
Avis Budget Group, Inc. Non-Employee Directors Deferred Compensation Plan, amended and restated as of January 1, 2019 (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 dated February 21, 2019).†

10.16
Amendment No. 1 dated as of December 8, 2022, to the Avis Budget Group, Inc. Non-Employee Directors Deferred Compensation Plan, amended and restated as of January 1, 2019 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, dated February 16, 2023). †

10.17
Avis Budget Group, Inc. Supplemental Savings Plan, amended and restated as of January 1, 2023 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, dated February 16, 2023). †

10.18
Avis Budget Group, Inc. Savings Restoration Plan, amended and restated as of November 1, 2008 (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, dated February 26, 2009).†

10.19	Avis Rent A Car System, LLC Pension Plan (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, dated February 21, 2019).†
10.20	Cendant Corporation* Officer Personal Financial Services Policy (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated January 26, 2005).
10.21
Tax Sharing Agreement among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 1, 2006).

10.22
Amendment to the Tax Sharing Agreement, dated July 28, 2006, among Avis Budget Group, Inc., Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, dated August 7, 2008).

10.23
Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).

10.24
Supplemental Indenture No. 1, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 20, 2006).

10.25
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

10.28
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

10.29
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

10.30
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

10.38
First Amendment, dated December 23, 2005, among AESOP Leasing L.P., as Lessor, and Cendant Car Rental Group, Inc.**, as Lessee and as Administrator, to the Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated January 20, 2006).

10.39
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

10.42
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

10.43
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

10.45
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

10.46
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

10.47
AESOP I Operating Sublease Agreement dated as of March 26, 2013, between Zipcar, Inc., as Sublessee and Avis Budget Car Rental, LLC, as Sublessor (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, dated May 8, 2013).

10.48
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

10.49
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

10.50
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

10.51
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

10.52
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

10.53
Purchaser Group Supplement, dated as of July 20, 2023, among the Non-Conduit Purchaser listed on the signature pages thereof, Avis Budget Rental Car Funding (AESOP) LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and Avis Budget Car Rental, LLC, as Administrator. ††

10.54
Third Amendment to the Fifth Amended and Restated Series 2010-6 Supplement, dated as of November 3, 2023, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2010-6 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 3, 2023).

10.55
Purchaser Group Supplement, dated as of December 28, 2023, among the Non-Conduit Purchaser listed on the signature pages thereof, Avis Budget Rental Car Funding (AESOP) LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and , Avis Budget Car Rental, LLC, as Administrator. ††

10.56
Fourth Amendment to Fifth Amended and Restated Series 2010-6 Supplement, dated as of January 12, 2024, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A.,as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2010-6 Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 18, 2024).

10.57
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

10.58
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

10.59
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

10.60
Third Amendment to the Third Amended and Restated Series 2015-3 Supplement, dated as of November 3, 2023, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2015-3 Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 3, 2023).

10.61
Fourth Amendment to Third Amended and Restated Series 2015-3 Supplement, dated as of January 12, 2024, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A.,as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2015-3 Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 18, 2024).

10.62
Amended and Restated Series 2018-2 Supplement, dated as of June 18, 2021, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2018-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 23, 2021).

10.63
Amended and Restated Series 2019-2 Supplement, dated as of June 18, 2021, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2019-2 Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 23, 2021).

10.64
Amended and Restated Series 2019-3 Supplement, dated as of May 26, 2022, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2019-3 Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 10, 2022).

10.65
Amended and Restated Series 2020-1 Supplement, dated as of June 18, 2021, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2020-1 Agent. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated June 23, 2021).

10.66
Series 2020-2 Supplement, dated as of August 12, 2020, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2020-2 Agent (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 14, 2020).

10.67
Series 2021-1 Supplement dated as of May 18, 2021, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2021-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 21, 2021).

10.68
Series 2021-2 Supplement, dated as of November 17, 2021, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2021-2 Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated November 19, 2021).

10.69
Series 2022-1 Supplement, dated as of April 14, 2022, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2022-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 19, 2022).

10.70
Series 2022-3 Supplement, dated as of July 21, 2022, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2022-3 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 22, 2022).

10.71
Series 2022-4 Supplement, dated as of July 21, 2022, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2022-4 Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated July 22, 2022).

10.72
Series 2022-5 Supplement, dated as of November 29, 2022, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2022-5 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 2, 2022).

10.73
Series 2023-1 Supplement, dated as of January 17, 2023, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-1 Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 20, 2023).

10.74
Series 2023-2 Supplement, dated as of January 17, 2023, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-2 Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 20, 2023).

10.75
Series 2023-3 Supplement, dated as of April 6, 2023, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-3 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 11, 2023).

10.76
Series 2023-4 Supplement, dated as of April 6, 2023, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-4 Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 11, 2023).

10.77
Series 2023-5 Supplement, dated as of June 1, 2023, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-5 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2023).

10.78
Series 2023-6 Supplement, dated as of June 1, 2023, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-6 Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 6, 2023).

10.79
Series 2023-7 Supplement, dated as of September 18, 2023, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-7 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 21, 2023).

10.80
Series 2023-8 Supplement, dated as of September 18, 2023, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-8 Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 21, 2023).

10.81
Series 2024-1 Supplement, dated as of January 12, 2024, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2024-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 18, 2024).

10.82
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

10.83
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

10.84
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

10.85
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

10.86
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

10.87
Fifth Amendment, dated as of April 21, 2023, to the Sixth Amended and Restated Credit Agreement, dated as of July 9, 2021, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, as borrower, Avis Budget Group, Inc., the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 1, 2023).

10.88
Sixth Amendment, dated as of December 8, 2023, to the Sixth Amended and Restated Credit Agreement, dated as of July 9, 2021, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, as borrower, Avis Budget Group, Inc., the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 14, 2023).

10.89
Seventh Amendment, dated as of December 27, 2023, to the Sixth Amended and Restated Credit Agreement, dated as of July 9, 2021, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, as borrower, Avis Budget Group, Inc., the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 3, 2024).

10.90
Administrative Amendment, dated as of December 27, 2023, to the Sixth Amended and Restated Credit Agreement, dated as of July 9, 2021, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, as borrower, Avis Budget Group, Inc., the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.

21	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Avis Budget Group, Inc. Clawback Policy
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted as Inline XBRL and contained in Exhibit 101.
____________________

*	Cendant Corporation is now known as Avis Budget Group, Inc.
**	Cendant Car Rental Group, LLC (formerly known as Cendant Car Rental Group, Inc.) is now known as Avis Budget Car Rental, LLC.
***	Cendant Rental Car Funding (AESOP) LLC, formerly known as AESOP Funding II L.L.C, is now known as Avis Budget Rental Car Funding (AESOP) LLC.
****	Avis Rent A Car System, Inc. is now known as Avis Rent A Car System, LLC.
†	Denotes management contract or compensatory plan.
††
Certain portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon its request. Certain other long-term debt is described in Note 14 of the Notes to Consolidated Financial Statements. The Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in Note 14 and not filed herewith.