Form 10-Q
period 2024-03-31
AVIS BUDGET GROUP, INC.
filed 2024-05-02
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the issuer’s common stock was 35,647,164 shares as of April 26, 2024.

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

•a change in our fleet costs, including as a result of a change in the cost of new vehicles, resulting from inflation or otherwise, manufacturer recalls, disruption in the supply of new vehicles, including due to labor actions or otherwise, shortages in semiconductors used in new vehicle production, and/or a change in the price at which we dispose of used vehicles either in the used vehicle market or under repurchase or guaranteed depreciation programs;

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

•an occurrence or threat of terrorism, pandemic diseases such as COVID-19, natural disasters, military conflicts, including the ongoing military conflicts in the Middle East and Eastern Europe, or civil unrest in the locations in which we operate, and the potential effects of sanctions on the world economy and markets and/or international trade;

•any substantial changes in the cost or supply of fuel, vehicle parts, energy, labor or other resources on which we depend to operate our business, including as a result of a global pandemic such as COVID-19, inflation, the ongoing military conflicts in the Middle East and Eastern Europe, and any embargoes on oil sales imposed on or by the Russian government;

•our ability to successfully implement or achieve our business plans and strategies, achieve and maintain cost savings and adapt our business to changes in mobility;

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

We operate in a continuously changing business environment and new risk factors emerge from time to time. New risk factors, factors beyond our control, or changes in the impact of identified risk factors may cause actual results to differ materially from those set forth in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility if future results are materially different from those forecasted or anticipated. Other factors and assumptions not identified above, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 2 and “Risk Factors” in Item 1A in this quarterly report and in similarly titled sections set forth in Item 7 and in Item 1A and in other portions of our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2024 (the “2023 Form 10-K”), may cause actual results to differ materially from those projected in any forward-looking statements.

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$2,551	$2,557

Expenses
Operating	1,344	1,307
Vehicle depreciation and lease charges, net	636	265
Selling, general and administrative	325	324
Vehicle interest, net	239	133
Non-vehicle related depreciation and amortization	61	56
Interest expense related to corporate debt, net	83	73
Restructuring and other related charges	3	4
Transaction-related costs, net	1	—
Other (income) expense, net	1	(2)
Total expenses	2,693	2,160

Income (loss) before income taxes	(142)	397
Provision for (benefit from) income taxes	(29)	85
Net income (loss)	(113)	312
Less: net income attributable to non-controlling interests	1	—
Net income (loss) attributable to Avis Budget Group, Inc.	$(114)	$312

Comprehensive income (loss) attributable to Avis Budget Group, Inc.	$(158)	$302

Earnings (loss) per share
Basic	$(3.21)	$7.88
Diluted	$(3.21)	$7.72

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$522	$555
Receivables, net	1,032	900
Other current assets	779	684
Total current assets	2,333	2,139

Property and equipment, net	709	719
Operating lease right-of-use assets	2,750	2,654
Deferred income taxes	1,811	1,868
Goodwill	1,088	1,099
Other intangibles, net	658	670
Other non-current assets	450	441
Total assets exclusive of assets under vehicle programs	9,799	9,590

Assets under vehicle programs:
Program cash	73	85
Vehicles, net	22,020	21,240
Receivables from vehicle manufacturers and other	431	443
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	1,205	1,211
	23,729	22,979
Total Assets	$33,528	$32,569

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other current liabilities	$2,669	$2,627
Short-term debt and current portion of long-term debt	405	32
Total current liabilities	3,074	2,659

Long-term debt	5,032	4,791
Long-term operating lease liabilities	2,234	2,117
Other non-current liabilities	509	528
Total liabilities exclusive of liabilities under vehicle programs	10,849	10,095

Liabilities under vehicle programs:
Debt	3,241	3,496
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	15,949	15,441
Deferred income taxes	3,325	3,418
Other	672	462
	23,187	22,817
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, in each period	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, in each period	1	1
Additional paid-in capital	6,610	6,634
Retained earnings	3,738	3,854
Accumulated other comprehensive loss	(140)	(96)
Treasury stock, at cost—101 and 102 shares, respectively	(10,724)	(10,742)
Stockholders’ equity attributable to Avis Budget Group, Inc.	(515)	(349)
Non-controlling interests	7	6
Total stockholders’ equity	(508)	(343)
Total Liabilities and Stockholders’ Equity	$33,528	$32,569

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income (loss)	$(113)	$312
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Vehicle depreciation	562	477
Amortization of right-of-use assets	302	251
(Gain) loss on sale of vehicles, net	39	(250)
Non-vehicle related depreciation and amortization	61	56
Stock-based compensation	7	8
Amortization of debt financing fees	12	9
Net change in assets and liabilities:
Receivables	(8)	34
Income taxes and deferred income taxes	(34)	66
Accounts payable and other current liabilities	46	82
Operating lease liabilities	(299)	(250)
Other, net	14	24
Net cash provided by operating activities	589	819

Investing activities
Property and equipment additions	(53)	(44)
Proceeds received on asset sales	1	—
Net assets acquired (net of cash acquired)	(1)	(3)
Net cash used in investing activities exclusive of vehicle programs	(53)	(47)

Vehicle programs:
Investment in vehicles	(4,081)	(3,880)
Proceeds received on disposition of vehicles	2,610	2,283
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(254)	(105)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	260	71
	(1,465)	(1,631)
Net cash used in investing activities	(1,518)	(1,678)

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Financing activities
Proceeds from long-term borrowings	$651	$—
Payments on long-term borrowings	(10)	(7)
Net change in short-term borrowings	—	2
Repurchases of common stock	(15)	(51)
Debt financing fees	(11)	(2)
Net cash provided by (used in) financing activities exclusive of vehicle programs	615	(58)

Vehicle programs:
Proceeds from borrowings	6,614	5,270
Payments on borrowings	(6,296)	(4,359)
Debt financing fees	(36)	(12)
	282	899
Net cash provided by financing activities	897	841

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(13)	5

Net decrease in cash and cash equivalents, program and restricted cash	(45)	(13)
Cash and cash equivalents, program and restricted cash, beginning of period	644	642
Cash and cash equivalents, program and restricted cash, end of period	$599	$629
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	137.1	$1	$6,634	$3,854	$(96)	(101.6)	$(10,742)	$(349)	$6	$(343)

Comprehensive income (loss):
Net income (loss)	—	—	—	(114)	—	—	—	(114)	1	(113)
Other comprehensive loss	—	—	—	—	(44)	—	—	(44)	—	(44)
Total comprehensive income (loss)				(114)	(44)			(158)	1	(157)
Net activity related to restricted stock units	—	—	(24)	(2)	—	0.2	18	(8)	—	(8)
Balance at March 31, 2024	137.1	$1	$6,610	$3,738	$(140)	(101.4)	$(10,724)	$(515)	$7	$(508)

Balance at December 31, 2022	137.1	$1	$6,666	$2,579	$(101)	(97.6)	$(9,848)	$(703)	$3	$(700)

Comprehensive income (loss):
Net income	—	—	—	312	—	—	—	312	—	312
Other comprehensive loss	—	—	—	—	(10)	—	—	(10)	—	(10)
Total comprehensive income (loss)				312	(10)			302	—	302
Net activity related to restricted stock units	—	—	(46)	—	—	0.3	3	(43)	—	(43)
Balance at March 31, 2023	137.1	$1	$6,620	$2,891	$(111)	(97.3)	$(9,845)	$(444)	$3	$(441)

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

The operating results of acquired businesses are included in the accompanying Consolidated Condensed Financial Statements from the dates of acquisition. Differences between the preliminary allocation of purchase price and the final allocation for our 2023 acquisitions of various licensees were not material. We consolidate joint venture activities when we have a controlling interest and record non-controlling interests within stockholders’ equity and the statement of comprehensive income equal to the percentage of ownership interest retained in such entities by the respective non-controlling party.

In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with our 2023 Annual Report on Form 10-K (the “2023 Form 10-K”).

Summary of Significant Accounting Policies

Our significant accounting policies are fully described in Note 2 – Summary of Significant Accounting Policies in our 2023 Form 10-K.

Cash and cash equivalents, Program cash and Restricted cash. The following table provides a detail of cash and cash equivalents, program and restricted cash reported within the Consolidated Condensed Balance Sheets to the amounts shown in the Consolidated Condensed Statements of Cash Flows.

	As of March 31,
	2024	2023
Cash and cash equivalents	$522	$548
Program cash	73	80
Restricted cash (a)	4	1
Total cash and cash equivalents, program and restricted cash	$599	$629
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

Investments. As of March 31, 2024 and December 31, 2023, we had equity method investments with a carrying value of $95 million and $93 million, respectively, which are included in other non-current assets. Earnings from our equity method investments are included within operating expenses. For the three months ended March 31, 2024 and 2023 we recorded $3 million and an immaterial amount related to our equity method investments, respectively. See Note 14 – Related Party Transactions for our equity method investment in our former subsidiary.

Revenues. Revenues are recognized under “Leases (Topic 842),” with the exception of royalty fee revenue derived from our licensees and revenue related to our customer loyalty program, which were approximately $42 million and $44 million during the three months ended March 31, 2024 and 2023, respectively.

The following table presents our revenues disaggregated by geography:

	Three Months Ended March 31,
	2024	2023
Americas	$1,993	$2,016
Europe, Middle East and Africa	382	367
Asia and Australasia	176	174
Total revenues	$2,551	$2,557

The following table presents our revenues disaggregated by brand:

	Three Months Ended March 31,
	2024	2023
Avis	$1,460	$1,415
Budget	921	977
Other	170	165
Total revenues	$2,551	$2,557
________
Other includes Zipcar and other operating brands.

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

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures,” which amends Topic 280 primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 became effective for us on January 1, 2024. We are currently evaluating the impact of the adoption of this accounting pronouncement on our Consolidated Condensed Financial Statements.

Reference Rate Reform

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848),” which amends ASU 2020-04 and clarifies the scope and guidance of Topic 848 to allow derivatives impacted by the reference rate reform to qualify for certain optional expedients and exceptions for contract modifications and hedge accounting. The guidance is optional and is effective for a limited period of time. In December 2022, the FASB also issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” to defer the sunset date of ASC 848 from December 31, 2022 to December 31, 2024. As of March 31, 2024, this guidance had no impact on our Consolidated Condensed Financial Statements, and we will continue to evaluate this guidance.

 2.    Leases

Lessor

The following table presents our lease revenues disaggregated by geography:

	Three Months Ended March 31,
	2024	2023
Americas	$1,974	$1,995
Europe, Middle East and Africa	364	349
Asia and Australasia	171	169
Total lease revenues	$2,509	$2,513

The following table presents our lease revenues disaggregated by brand:

	Three Months Ended March 31,
	2024	2023
Avis	$1,434	$1,388
Budget	909	964
Other	166	161
Total lease revenues	$2,509	$2,513
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

The components of lease expense are as follows:

	Three Months Ended March 31,
	2024	2023
Property leases (a)
Operating lease expense	$229	$205
Variable lease expense	69	83
Total property lease expense	$298	$288
________
(a)    Primarily within operating expenses.

Supplemental balance sheet information related to leases is as follows:

	As of March 31, 2024	As of December 31, 2023
Property leases
Operating lease ROU assets	$2,750	$2,654

Short-term operating lease liabilities (a)	$558	$576
Long-term operating lease liabilities	2,234	2,117
Operating lease liabilities	$2,792	$2,693

Weighted average remaining lease term	8.0 years	8.1 years
Weighted average discount rate	4.88%	4.83%
________
(a)    Included in accounts payable and other current liabilities.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2024	2023
Cash payments for lease liabilities within operating activities:
Property operating leases	$266	$210
Non-cash activities - increase (decrease) in ROU assets in exchange for lease liabilities:
Property operating leases	$380	$154

 3.    Restructuring and Other Related Charges

During the first quarter of 2024, we initiated a global restructuring plan to further right size our operations (“Global Rightsizing”). The costs associated with this initiative are primarily related to the operational scaling of processes, locations, and lines of business. We expect further restructuring expense of approximately $35 million related to this initiative to be incurred this year.

During the second quarter of 2022, we initiated a restructuring plan to focus on consolidating our global operations by designing new processes and implementing new systems (“Cost Optimization”). We expect this initiative to be completed this year.

The following tables summarize the change to our restructuring-related liabilities and identifies the amounts recorded within our reporting segments for restructuring charges and corresponding payments and utilizations:

	Americas	International	Total
Balance as of January 1, 2024	$2	$2	$4

Restructuring expense:
Global Rightsizing	2	1	3

Restructuring payments and utilization:
Global Rightsizing	(2)	(1)	(3)
Cost Optimization	—	(1)	(1)

Balance as of March 31, 2024	$2	$1	$3

 4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) (shares in millions):

	Three Months Ended March 31,
	2024	2023
Net income (loss) attributable to Avis Budget Group, Inc. for basic and diluted EPS	$(114)	$312

Basic weighted average shares outstanding	35.6	39.6
Non-vested stock (a)	—	0.8
Diluted weighted average shares outstanding	35.6	40.4

Earnings (loss) per share:
Basic	$(3.21)	$7.88
Diluted	$(3.21)	$7.72
________
(a)    For the three months ended March 31, 2024 and 2023, 0.3 million and 0.1 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

 5.    Other Current Assets

Other current assets consisted of:

	As of	As of
	March 31,	December 31,
	2024	2023
Prepaid expenses	$312	$239
Sales and use taxes	221	192
Other	246	253
Other current assets	$779	$684

 6.    Intangible Assets

Intangible assets consisted of:

	As of March 31, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$312	$236	$76	$316	$234	$82
Customer relationships	250	220	30	253	221	32
Other	54	46	8	56	46	10
Total	$616	$502	$114	$625	$501	$124
Unamortized Intangible Assets
Goodwill	$1,088			$1,099
Trademarks	$544			$546

For the three months ended March 31, 2024 and 2023, amortization expense related to amortizable intangible assets was approximately $8 million in each period.

Based on our amortizable intangible assets at March 31, 2024, we expect amortization expense of approximately $21 million for the remainder of 2024, $22 million for 2025, $21 million for 2026, $16 million for 2027, $9 million for 2028 and $7 million for 2029, excluding effects of currency exchange rates.

 7.    Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs are as follows:

	As of	As of
	March 31,	December 31,
	2024	2023
Rental vehicles	$24,110	$23,114
Less: Accumulated depreciation	(2,647)	(2,639)
	21,463	20,475
Vehicles held for sale	521	734
Vehicles, net investment in lease (a)	36	31
Vehicles, net	$22,020	$21,240
________
(a)    See Note 14 – Related Party Transactions.

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended March 31,
	2024	2023
Depreciation expense	$562	$477
Lease charges	35	38
(Gain) loss on sale of vehicles, net	39	(250)
Vehicle depreciation and lease charges, net	$636	$265

At March 31, 2024 and 2023, we had payables related to vehicle purchases included in liabilities under vehicle programs - other of $483 million and $314 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $239 million and $137 million, respectively.

 8.    Income Taxes

Our effective tax rate for the three months ended March 31, 2024 was a benefit of 20.4%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to the effect of certain tax credits, partially offset by foreign taxes on our International operations and state taxes.

Our effective tax rate for the three months ended March 31, 2023 was a provision of 21.4%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to foreign taxes on our International operations and state taxes, partially offset by the effect of certain tax credits and the favorable adjustments related to stock-based compensation.

The Organisation for Economic Cooperation and Development (“OECD”) published a proposal for the establishment of a global minimum tax rate of 15% (the “Pillar Two rule”), effective for fiscal 2024. We are closely monitoring developments of the Pillar Two rule as the OECD continues to refine its technical guidance and member states implement tax laws and regulations based on Pillar Two proposals. Based on our preliminary analysis, we do not expect Pillar Two to have a material impact on our financial statements for 2024.

 9.    Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	March 31,	December 31,
	2024	2023
Short-term operating lease liabilities	$558	$576
Accounts payable	504	487
Accrued advertising and marketing	267	276
Accrued sales and use taxes	268	251
Accrued payroll and related	164	188
Deferred lease revenues - current	257	168
Public liability and property damage insurance liabilities – current	172	181
Other	479	500
Accounts payable and other current liabilities	$2,669	$2,627

 10.    Long-term Corporate Debt and Borrowing Arrangements

Long-term corporate debt and borrowing arrangements consisted of:

		As of	As of
	Maturity	March 31,	December 31,
	Date	2024	2023
4.750% euro-denominated Senior Notes (a)	January 2026	$378	$386
5.750% Senior Notes	July 2027	736	736
4.750% Senior Notes	April 2028	500	500
7.000% euro-denominated Senior Notes	February 2029	647	—
5.375% Senior Notes	March 2029	600	600
7.250% euro-denominated Senior Notes	July 2030	432	441
8.000% Senior Notes	February 2031	497	497
Floating Rate Term Loan (b)	August 2027	1,162	1,164
Floating Rate Term Loan (c)	March 2029	523	524
Other (d)		24	30
Deferred financing fees		(62)	(55)
Total		5,437	4,823
Less: Short-term debt and current portion of long-term debt		405	32
Long-term debt		$5,032	$4,791
________
(a)In April 2024, these notes were fully redeemed. See Note 18 – Subsequent Events.
(b)The floating rate term loan is part of our senior revolving credit facility, which is secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property. As of March 31, 2024, the floating rate term loan due 2027 bears interest at one-month Secured Overnight Financing Rate (“SOFR”) plus 1.75%, for an aggregate rate of 7.19%. We have entered into a swap to hedge $750 million of interest rate exposure related to the floating rate term loan at an aggregate rate of 3.26%.
(c)The floating rate term loan is part of our senior revolving credit facility, which is secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property. As of March 31, 2024, the floating rate term loan due 2029 bears interest at one-month SOFR plus 3.00% for an aggregate rate of 8.43%.
(d)Primarily includes finance leases, which are secured by liens on the related assets.

In February 2024, we issued €600 million of 7.000% euro-denominated Senior Notes due February 2029, at par, with interest payable semi-annually. Net proceeds from the offering will be used to redeem all of our outstanding 4.750% euro-denominated Senior Notes due January 2026 plus accrued interest, with the remainder being used for general corporate purposes.

Committed Credit Facilities and Available Funding Arrangements

As of March 31, 2024, the committed corporate credit facilities available to us and/or our subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2028 (a)	$2,000	$—	$1,800	$200
________
(a)The senior revolving credit facility bears interest at one-month SOFR plus 1.75% and is part of our senior credit facilities, which include the floating rate term loan and the senior revolving credit facility, and which are secured by pledges of capital stock of certain of our subsidiaries, liens on substantially all of our intellectual property and certain other real and personal property.

Debt Covenants

The agreements governing our indebtedness contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries, the incurrence of additional indebtedness and/or liens by us and certain of our subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. Our senior credit facility also contains a maximum leverage ratio requirement. As of March 31, 2024, we were in compliance with the financial covenants governing our indebtedness.

 11.    Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	March 31,	December 31,
	2024	2023
Americas - Debt due to Avis Budget Rental Car Funding (a)	$16,030	$15,502
Americas - Debt borrowings	1,082	1,075
International - Debt borrowings (b)	1,973	2,203
International - Finance leases	164	172
Other	40	55
Deferred financing fees (c)	(99)	(70)
Total	$19,190	$18,937
________
(a)Includes approximately $843 million and $841 million of Class R notes as of March 31, 2024 and December 31, 2023, respectively, which are held by us.
(b)In February 2024, we amended our European rental fleet securitization program to increase its capacity to approximately €1.9 billion and extend the maturity of the program to September 2026. We also added £200 million to our capacity within the program.
(c)Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of March 31, 2024 and December 31, 2023 were $81 million and $61 million, respectively.

The following table provides a summary of debt issued by AESOP during the three months ended March 31, 2024:

Issuance Date	Maturity Date	Weighted Average Interest Rate	Amount Issued
January 2024	June 2029	5.51%	$1,200
February 2024	April 2026	6.24%	53
February 2024	October 2026	6.18%	37
February 2024	April 2028	6.23%	52
March 2024	October 2027	5.26%	400
March 2024	December 2029	5.35%	700

Debt Maturities

The following table provides the contractual maturities of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at March 31, 2024:

Debt under Vehicle Programs (a)
Within 1 year (b)	$2,090
Between 1 and 2 years (c)	3,803
Between 2 and 3 years (d)	6,780
Between 3 and 4 years (e)	2,770
Between 4 and 5 years	2,365
Thereafter	1,481
Total	$19,289
________
(a)    Vehicle-backed debt primarily represents asset-backed securities.
(b)    Includes $0.2 billion of bank and bank-sponsored facilities.
(c)    Includes $1.3 billion of bank and bank-sponsored facilities.
(d)    Includes $3.5 billion of bank and bank-sponsored facilities.
(e)    Includes $0.1 billion of bank and bank-sponsored facilities.

Committed Credit Facilities and Available Funding Arrangements

As of March 31, 2024, available funding under our debt arrangements related to our vehicle programs, including related party debt due to Avis Budget Rental Car Funding, consisted of:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding	$18,455	$16,030	$2,425
Americas - Debt borrowings	1,194	1,082	112
International - Debt borrowings	3,119	1,973	1,146
International - Finance leases	242	164	78
Other	40	40	—
Total	$23,050	$19,289	$3,761
________
(a)    Capacity is subject to maintaining sufficient assets to collateralize debt. The total capacity for Americas - Debt due to Avis Budget Rental Car Funding includes increases from an amendment and renewal of our asset-backed variable-funding financing facilities during March 2024.
(b)    The outstanding debt is collateralized by vehicles and related assets of $18.3 billion for Americas - Debt due to Avis Budget Rental Car Funding; $1.5 billion for Americas - Debt borrowings; $2.6 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants

The agreements under our vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of March 31, 2024, we are not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under our vehicle-backed funding programs.

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

In March 2023, the California Office of Tax Appeals (“OTA”) issued an opinion in a case involving notices of proposed assessment of California corporation franchise tax for tax year 1999 issued to us. The case involves whether (i) the notices of proposed assessment were barred by the statute of limitations; and (ii) a transaction undertaken by us in tax year 1999 constituted a tax-free reorganization under the Internal Revenue Code (“IRC”). The OTA concluded that the notices of proposed assessment were not barred by the statute of limitations and that the 1999 transaction was not a tax-free reorganization under the IRC. Anywhere Real Estate, Inc. has assumed 62.5%, and Wyndham Hotels and Resorts, Inc. and Travel + Leisure Co. have assumed 37.5% of the potential tax liability in this matter, respectively. We filed a petition for rehearing, which was denied in April 2024, and the tax assessment is expected to become payable, even if judicial relief is sought.

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

Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable resolutions could occur. We estimate that the potential exposure resulting from adverse outcomes of current legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $40 million in excess of amounts accrued as of March 31, 2024. We do not believe that the impact should result in a material liability to us in relation to our consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

We maintain agreements with vehicle manufacturers under which we have agreed to purchase approximately $4.1 billion of vehicles from manufacturers over the next 12 months, a $2.7 billion decrease compared to December 31, 2023, financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations

Concentrations of credit risk as of March 31, 2024 include (i) risks related to our repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers and primarily with respect to receivables for program cars that have been disposed but for which we have not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $38 million and $23 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

 13.    Stockholders' Equity

Share Repurchases

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023 (the “Stock Repurchase Program”). During the three months ended March 31, 2024 and 2023, we did not repurchase any shares of common stock under the program. As of March 31, 2024, approximately $802 million of authorization remained available to repurchase common stock under the program.

Common stock repurchases under the Stock Repurchase Program do not include shares withheld to satisfy employees’ income tax liabilities attributable to the vesting of restricted stock unit awards.

Total Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income (loss).

The components of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(113)	$312
Less: net income attributable to non-controlling interests	1	—
Net income (loss) attributable to Avis Budget Group, Inc.	(114)	312
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $(5) and $3, respectively)	(52)	(4)
Net unrealized gain (loss) on cash flow hedges (net of tax of $(2) and $2, respectively)	7	(7)
Minimum pension liability adjustment (net of tax of $0 in each period)	1	1
	(44)	(10)
Comprehensive income (loss) attributable to Avis Budget Group, Inc.	$(158)	$302
________
Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(a)	Minimum Pension Liability Adjustment(b)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2024	$(3)	$37	$(130)	$(96)
Other comprehensive income (loss) before reclassifications	(52)	12	—	(40)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5)	1	(4)
Net current-period other comprehensive income (loss)	(52)	7	1	(44)
Balance, March 31, 2024	$(55)	$44	$(129)	$(140)

Balance, January 1, 2023	$(30)	$45	$(116)	$(101)
Other comprehensive income (loss) before reclassifications	(4)	(5)	—	(9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2)	1	(1)
Net current-period other comprehensive income (loss)	(4)	(7)	1	(10)
Balance, March 31, 2023	$(34)	$38	$(115)	$(111)
________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include $108 million gain, net of tax, as of March 31, 2024 related to our hedge of our investment in euro-denominated foreign operations (see Note 16 – Financial Instruments).
(a)For the three months ended March 31, 2024 and 2023, the amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were gains of $7 million ($5 million, net of tax) and gains of $3 million ($2 million, net of tax), respectively.
(b)For the three months ended March 31, 2024 and 2023, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were losses of $1 million ($1 million, net of tax), in each period.

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

We continue to provide vehicles, related fleet services, and certain administrative services to AMV to support their operations. For the three months ended March 31, 2024 and 2023, we recorded $2 million and $8 million of related income within other (income) expense, net, respectively. For the three months ended March 31, 2024 and 2023, we recorded losses of $3 million and $6 million within other (income) expense, net, related to our equity investment, respectively.

As of March 31, 2024 and December 31, 2023, receivables from AMV related to these services were $10 million and $2 million, respectively, and our net investment in vehicle finance lease with AMV, which is included in vehicles, net, was $36 million and $31 million, respectively. The carrying value of our equity investment in AMV as of March 31, 2024 and December 31, 2023 was approximately $21 million and $24 million, respectively, which is included in other non-current assets.

 15.    Stock-Based Compensation

We recorded stock-based compensation expense of $7 million and $8 million ($5 million and $6 million, net of tax) during the three months ended March 31, 2024 and 2023, respectively.

As part of our declaration and payment of a special cash dividend in December 2023, we granted additional restricted stock units (“RSUs”) to our award holders with unvested shares as a dividend equivalent, which has been deferred until, and will not be paid unless, the shares of stock underlying the award vest.

The activity related to RSUs consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2024	290	$161.87
Granted (a)	120	113.10
Vested (b)	(90)	125.57
Forfeited	(1)	180.27
Outstanding and expected to vest at March 31, 2024 (c)	319	$153.71	1.6	$39
Performance-based RSUs
Outstanding at January 1, 2024	411	$128.77
Granted (a)	144	113.10
Vested (b)	(222)	68.54
Forfeited	(1)	154.07
Outstanding at March 31, 2024	332	$162.12	2.1	$41
Outstanding and expected to vest at March 31, 2024 (c)	199	$156.64	2.1	$24
________
(a)Reflects the maximum number of stock units assuming achievement of all performance- and time-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs and performance-based RSUs granted during the three months ended March 31, 2023 was $208.84.
(b)The total fair value of RSUs vested during the three months ended March 31, 2024 and 2023 was $27 million and $17 million, respectively.
(c)Aggregate unrecognized compensation expense related to time-based RSUs and performance-based RSUs amounted to $57 million and will be recognized over a weighted average vesting period of 1.8 years.

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

Interest Rate Risk. We use various hedging strategies including interest rate swaps and interest rate caps to create what we deem an appropriate mix of fixed and floating rate assets and liabilities. We use interest rate swaps and interest rate caps to manage the risk related to our floating rate corporate debt and our floating rate vehicle-backed debt. We record the changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. We record the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, currently in earnings and are presented in the same line of the income statement expected for the hedged item. We estimate that approximately $26 million of gain currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.

Commodity Risk. We periodically enter into derivative commodity contracts to manage our exposure to changes in the price of fuel. These instruments were designated as freestanding derivatives and the changes in fair value are recorded in earnings and are presented in the same line of the income statement expected for the hedged item.

We held derivative instruments with absolute notional values as follows:

As of March 31, 2024
Foreign exchange contracts	$2,062
Interest rate caps (a)	15,835
Interest rate swaps	750
________
(a)Represents $10.6 billion of interest rate caps sold, partially offset by approximately $5.3 billion of interest rate caps purchased. These amounts exclude $5.9 billion of interest rate caps purchased by our Avis Budget Rental Car Funding subsidiary as it is not consolidated by us.

Estimated fair values (Level 2) of derivative instruments are as follows:

	As of March 31, 2024		As of December 31, 2023
	Fair Value, Asset Derivatives	Fair Value, Derivative Liabilities	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	$59	$—	$50	$—

Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	4	6	5	4
Interest rate caps (c)	7	48	19	74
Total	$70	$54	$74	$78
________
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
(c)Included in assets under vehicle programs or liabilities under vehicle programs.

The effects of derivatives recognized in our Consolidated Condensed Financial Statements are as follows:

	Three Months Ended March 31,
	2024	2023
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$7	$(7)
Euro-denominated notes (c)	15	(9)
Derivatives not designated as hedging instruments (d)
Foreign exchange contracts (e)	(13)	(7)
Total	$9	$(23)
________
(a)Recognized, net of tax, as a component of accumulated other comprehensive income (loss) within stockholders’ equity.
(b)Classified as a net unrealized gain (loss) on cash flow hedges in accumulated other comprehensive income (loss). Refer to Note 13 – Stockholders' Equity for amounts reclassified from accumulated other comprehensive income (loss) into earnings.
(c)Classified as a net investment hedge within currency translation adjustment in accumulated other comprehensive income (loss).
(d)Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.
(e)Included in interest expense.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

	As of March 31, 2024		As of December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$405	$406	$32	$32
Long-term debt	5,032	5,021	4,791	4,812

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$15,949	$15,817	$15,441	$15,238
Vehicle-backed debt	3,193	3,215	3,422	3,435
Interest rate swaps and interest rate caps (a)	48	48	74	74
________
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

Management evaluates the operating results of each of our reportable segments based upon revenues and “Adjusted EBITDA,” which we define as income (loss) from continuing operations before non-vehicle related depreciation and amortization; any impairment charges; restructuring and other related charges; early extinguishment of debt costs; non-vehicle related interest; transaction-related costs, net; legal matters, which includes amounts recorded in excess of $5 million related to class action lawsuits and personal injury matters; non-operational charges related to shareholder activist activity, which includes third-party advisory, legal and other professional fees; COVID-19 charges, net; cloud computing costs; other (income) expense, net; and income taxes.

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

		Three Months Ended March 31,
		2024		2023
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$1,993	$44	$2,016	$516
	International	558	(15)	541	50
	Corporate and Other (a)	—	(17)	—	(31)
Total Company		$2,551	$12	$2,557	$535

Reconciliation of Adjusted EBITDA to income (loss) before income taxes:
			2024		2023
	Adjusted EBITDA		$12		$535
Less:	Non-vehicle related depreciation and amortization		61		56
	Interest expense related to corporate debt, net		83		73
	Restructuring and other related charges		3		4
	Transaction-related costs, net		1		—
	Other (income) expense, net (b)		1		(2)
	Reported within operating expenses:
	Cloud computing costs		10		7
	Legal matters, net		(5)		—
	Income (loss) before income taxes		$(142)		$397
________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)Primarily consists of gains or losses related to our equity investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.

Since December 31, 2023, there have been no significant changes in segment assets exclusive of assets under vehicle programs. As of March 31, 2024 and December 31, 2023, Americas’ segment assets under vehicle programs were approximately $20.2 billion and $19.3 billion, respectively. This increase in assets under vehicle programs is directly correlated to the increase in the size and cost of our vehicle fleet.

 18.    Subsequent Events

In April 2024, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary amended and restated its asset-backed variable-funding financing facilities to extend its maturity through April 2025.

In April 2024, we redeemed all of our 4.750% euro-denominated Senior Notes due January 2026 with an aggregate outstanding balance of €350 million plus accrued interest.

* * * *

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes included in this Quarterly Report on Form 10-Q, and with our 2023 Form 10-K. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including those discussed in “Forward-Looking Statements”. See “Forward-Looking Statements” and “Risk Factors” for additional information. Unless otherwise noted, all dollar amounts in tables are in millions.

OVERVIEW
Our Company

We operate three of the most globally recognized brands in mobility solutions, Avis, Budget and Zipcar, together with several other brands well recognized in their respective markets. We are a leading vehicle rental operator in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet of approximately 667,000 vehicles in first quarter 2024. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

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

Business and Trends

Our strategy continues to primarily focus on customer experience and costs to strengthen our Company, maximize profitability, and deliver stakeholder value. During the three months ended March 31, 2024, we generated revenues of $2.6 billion, net loss of $113 million and Adjusted EBITDA of $12 million. These results were driven primarily by increased volume, offset by decreased revenue per day, increased fleet costs, and sustained inflationary pressures on costs.

We continue to be susceptible to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: interest rates, inflationary impact on items such as commodity prices and wages, supply of new vehicles, used car values, and an economic downturn that may impact travel demand, all of which may be exacerbated by the ongoing military conflicts in the Middle East and Eastern Europe. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, and future results of operations.

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

We assess performance and allocate resources based upon the separate financial information of our operating segments. In identifying our reportable segments, we also consider the nature of services provided by our operating segments, the geographical areas in which our segments operate and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenues and “Adjusted EBITDA,” which we define as income (loss) from continuing operations before non-vehicle related depreciation and amortization; any impairment charges; restructuring and other related charges; early extinguishment of debt costs; non-vehicle related interest; transaction-related costs, net; legal matters, which includes amounts recorded in excess of $5 million related to class action lawsuits and personal injury matters; non-operational charges related to shareholder activist activity, which includes third-party advisory, legal and other professional fees; COVID-19 charges, net; cloud computing costs; other (income) expense, net; and income taxes.

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

During the three months ended March 31, 2024:

•Our revenues totaled $2.6 billion, consistent with the similar period in 2023.
•Our net loss was $114 million, representing a decrease of $426 million year-over-year, primarily due to increased fleet costs and sustained inflationary pressures on costs.
•Our Adjusted EBITDA was $12 million, representing a decrease of $523 million year-over-year.

Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023
Our consolidated condensed results of operations comprised the following:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenues	$2,551	$2,557	$(6)	0%

Expenses
Operating	1,344	1,307	37	3%
Vehicle depreciation and lease charges, net	636	265	371	140%
Selling, general and administrative	325	324	1	0%
Vehicle interest, net	239	133	106	80%
Non-vehicle related depreciation and amortization	61	56	5	9%
Interest expense related to corporate debt, net	83	73	10	14%
Restructuring and other related charges	3	4	(1)	(25%)
Transaction-related costs, net	1	—	1	n/m
Other (income) expense, net	1	(2)	3	n/m
Total expenses	2,693	2,160	533	25%

Income (loss) before income taxes	(142)	397	(539)	(136%)
Provision for (benefit from) income taxes	(29)	85	(114)	(134%)
Net income (loss)	(113)	312	(425)	(136%)
Less: net income attributable to non-controlling interests	1	—	1	n/m
Net income (loss) attributable to Avis Budget Group, Inc.	$(114)	$312	$(426)	(137%)
________
n/m - Not Meaningful

Revenues during the three months ended March 31, 2024 were consistent with the similar period in 2023, primarily due to a 5% increase in volume, offset by a 5% decrease in revenue per day, excluding exchange rate effects. Total expenses increased 25% during the three months ended March 31, 2024, compared to the similar period in 2023, primarily due to increased fleet costs and the impact of inflation. Our effective tax rates were a benefit of 20.4% and a provision of 21.4% for the three months ended March 31, 2024 and 2023, respectively. As a result of these items, our net income decreased by $426 million compared to the similar period in 2023. For the three months ended March 31, 2024 and 2023, we reported earnings (loss) per diluted share of $(3.21) and $7.72, respectively.

Operating expenses increased to 52.7% of revenue during the three months ended March 31, 2024 compared to 51.1% during the similar period in 2023, primarily due to an increase in volume; a decrease in revenue per day, excluding exchange rate effects; and cost inflation. Vehicle depreciation and lease charges increased to 24.9% of revenue during the three months ended March 31, 2024 compared to 10.3% during the similar period in 2023, primarily due to increased per unit fleet costs, excluding exchange rate effects, which was driven by increased fleet levels and a decrease in the gain on sale of vehicles. Selling, general and administrative costs were approximately 12.7% of revenue during the three months ended March 31, 2024, consistent with the similar period in 2023, primarily due to increased marketing costs and commissions, offset by a decrease in other selling, general and administrative costs. Vehicle interest costs increased to 9.4% of revenue during the three months ended March 31, 2024 compared to 5.2% during the similar period in 2023, primarily due to rising interest rates and additional funding for vehicles.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended March 31,
	2024		2023
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$1,993	$44	$2,016	$516
International	558	(15)	541	50
Corporate and Other (a)	—	(17)	—	(31)
Total Company	$2,551	$12	$2,557	$535

			Reconciliation to Adjusted EBITDA
			2024	2023
Net income (loss)			$(113)	$312
Provision for (benefit from) income taxes			(29)	85
Income (loss) before income taxes			(142)	397

Add:	Non-vehicle related depreciation and amortization		61	56
Interest expense related to corporate debt, net			83	73
Restructuring and other related charges			3	4
Transaction-related costs, net			1	—
Other (income) expense, net (b)			1	(2)
Reported within operating expenses:
Cloud computing costs			10	7
Legal matters, net			(5)	—
Adjusted EBITDA			$12	$535
________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)Primarily consists of gains or losses related to our equity investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.

Americas

	Three Months Ended March 31,
	2024	2023	% Change
Revenues	$1,993	$2,016	(1%)
Adjusted EBITDA	44	516	(91%)

Revenues decreased during the three months ended March 31, 2024 compared to the similar period in 2023, primarily due to a 6% decrease in revenue per day, partially offset by a 5% increase in volume.

Operating expenses increased to 52.5% of revenue during the three months ended March 31, 2024 compared to 50.5% during the similar period in 2023, primarily due to an increase in volume, a decrease in revenue per day, and cost inflation. Vehicle depreciation and lease charges increased to 24.4% of revenue during the three months ended March 31, 2024 compared to 8.6% during the similar period in 2023, primarily due to increased per-unit fleet costs, which was driven by increased fleet levels and a decrease in the gain on sale of vehicles. Selling, general and administrative costs increased to 10.4% of revenue during the three months ended March 31, 2024 compared to 9.8% during the similar period in 2023, primarily due to increased marketing costs and commissions. Vehicle interest costs increased to 10.2% of revenue during the three months ended March 31, 2024 compared to 5.6% during the similar period in 2023, primarily due to rising interest rates and additional funding for vehicles.

Adjusted EBITDA decreased during the three months ended March 31, 2024 compared to the similar period in 2023, primarily due to higher per-unit fleet costs and inflationary pressures.

International

	Three Months Ended March 31,
	2024	2023	% Change
Revenues	$558	$541	3%
Adjusted EBITDA	(15)	50	(130%)
Revenues increased during the three months ended March 31, 2024 compared to the similar period in 2023, primarily due to a 4% increase in volume, partially offset by a 1% decrease in revenue per day, excluding exchange rate effects.
Operating expenses decreased to 51.9% of revenue during the three months ended March 31, 2024 compared to 52.6% during the similar period in 2023, primarily due to an increase in volume, partially offset by a decrease in revenue per day, excluding exchange rate effects. Vehicle depreciation and lease charges increased to 26.7% of revenue during the three months ended March 31, 2024 compared to 16.7% during the similar period in 2023, primarily due to increased per-unit fleet costs, excluding exchange rate effects, which was driven by increased fleet levels, increased depreciation rates, and a decrease in the gain on sale of vehicles. Selling, general and administrative costs were approximately 17.7% of revenue during the three months ended March 31, 2024, consistent with the similar period in 2023, primarily due to increased marketing costs and commissions, offset by a decrease in other selling, general and administrative costs. Vehicle interest costs increased to 6.5% of revenue during the three months ended March 31, 2024 compared to 3.8% during the similar period in 2023, primarily due to rising interest rates and additional funding for vehicles.

Adjusted EBITDA decreased during the three months ended March 31, 2024 compared to the similar period in 2023, primarily due to higher per-unit fleet and interest costs, inflationary pressures, and an approximately $3 million negative impact from currency exchange rate movements.

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
FINANCIAL CONDITION

	March 31, 2024	December 31, 2023	Change
Total assets exclusive of assets under vehicle programs	$9,799	$9,590	$209
Total liabilities exclusive of liabilities under vehicle programs	10,849	10,095	754
Assets under vehicle programs	23,729	22,979	750
Liabilities under vehicle programs	23,187	22,817	370
Total stockholders’ equity	(508)	(343)	(165)

The increase in liabilities exclusive of liabilities under vehicle programs is primarily due to the increase in corporate indebtedness from the issuance of senior notes. See “Liquidity and Capital Resources,” and Note 10 – Long-term Corporate Debt and Borrowing Arrangements to our Consolidated Condensed Financial Statements.

The increases in assets and liabilities under vehicle programs are primarily due to the increase in the size and cost of our vehicle fleet.

The decrease in stockholders’ equity is primarily due to our comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

In February 2024, we issued €600 million of 7.000% euro-denominated Senior Notes due February 2029, at par, with interest payable semi-annually. In April 2024, we used net proceeds from the offering to redeem all of our outstanding 4.750% euro-denominated Senior Notes due January 2026 plus accrued interest, with the remainder being used for general corporate purposes.

During 2024, our Avis Budget Rental Car Funding (AESOP) subsidiary issued approximately $2.4 billion of asset-backed notes with expected final payment dates ranging from April 2026 to December 2029, and a weighted average interest rate of 5.46%. In March and April 2024, AESOP amended and restated its asset-backed variable-funding financing facilities. The proceeds from these borrowings will be used to repay maturing vehicle-backed debt and the acquisition of rental cars in the United States. In February 2024, we amended our European rental fleet securitization program to increase its capacity to approximately €1.9 billion and extend its maturity to September 2026. We also added £200 million to our capacity under the program. The program is used to finance fleet purchases for certain of our European operations.

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023. Our stock repurchases may occur through open market purchases, privately negotiated transactions or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restricted payment capacity under our debt instruments and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The repurchase program has no set expiration or termination date. During the three months ended March 31, 2024, no common stock repurchases were made under the program. As of March 31, 2024, approximately $802 million of authorization remained available to repurchase common stock under the program.

CASH FLOWS

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2024	2023	Change
Cash provided by (used in):
Operating activities	$589	$819	$(230)
Investing activities	(1,518)	(1,678)	160
Financing activities	897	841	56
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(13)	5	(18)
Net decrease in cash and cash equivalents, program and restricted cash	(45)	(13)	(32)
Cash and cash equivalents, program and restricted cash, beginning of period	644	642	2
Cash and cash equivalents, program and restricted cash, end of period	$599	$629	$(30)

The decrease in cash provided by operating activities during the three months ended March 31, 2024 compared with the similar period in 2023 is primarily due to the decrease in our net income.

The decrease in cash used in investing activities during the three months ended March 31, 2024 compared with the similar period in 2023 is primarily due to the increase in proceeds received on disposition of vehicles.

The increase in cash provided by financing activities during the three months ended March 31, 2024 compared with the similar period in 2023 is primarily due to the increase in our net corporate borrowings, offset by the decrease in our net borrowings under vehicle programs.

DEBT AND FINANCING ARRANGEMENTS

At March 31, 2024, we had approximately $24.6 billion of indebtedness, including corporate indebtedness of approximately $5.4 billion and debt under vehicle programs of approximately $19.2 billion. For information regarding our debt and borrowing arrangements, see Notes 1, 10 and 11 to our Consolidated Condensed Financial Statements.

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

Our liquidity has in the past been, and could in the future be, negatively affected by any financial market disruptions or the absence of a recovery or worsening of the United States and worldwide economies, or by continued increases in interest rates, which may result in unfavorable conditions in the mobility industry, in the asset-backed financing market and in the credit markets generally. We believe these factors have affected and could further affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a worsening or prolonged downturn in the worldwide economy or a disruption in the credit markets could further impact our liquidity due to (i) decreased demand and pricing for vehicles in the used-vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers being unable or unwilling to honor their obligations to repurchase or guarantee the depreciation on the related program vehicles and (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market.

As of March 31, 2024, we had $522 million of available cash and cash equivalents and access to available borrowings under our revolving credit facility of approximately $200 million, providing us with access to an approximate $722 million of total liquidity.

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the consolidated first lien leverage ratio requirement and other covenants associated with our senior credit facilities and other borrowings. As of March 31, 2024, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2023 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2023 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $2.7 billion from December 31, 2023, to approximately $4.1 billion as of March 31, 2024 due to existing fleet levels. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 10 and 11 to our Consolidated Condensed Financial Statements.
CRITICAL ACCOUNTING ESTIMATES
Accounting Policies

The results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles (GAAP), we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they relate to future events and/or events that are outside of our control. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented within the section titled “Critical Accounting Estimates” of our 2023 Form 10-K are the accounting policies (related to goodwill and other indefinite-lived intangible assets, vehicles, income taxes and public liability, property damage and other insurance liabilities) that we believe require subjective and complex judgments that could potentially affect reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

New Accounting Standards

For detailed information regarding new accounting standards and their impact on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and fuel prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used March 31, 2024 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded fuel. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded fuel would not have a material impact on our earnings for the period ended March 31, 2024. For additional information regarding our long-term borrowings and financial instruments, see Notes 10, 11 and 16 to our Consolidated Condensed Financial Statements.

Item 4.    Controls and Procedures

(a)Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

(b)Changes in Internal Control Over Financial Reporting. During the first quarter of 2024, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding our legal proceedings, see Note 12 – Commitments and Contingencies to our Consolidated Condensed Financial Statements and refer to our 2023 Form 10-K.

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

Item 1A.    Risk Factors

During the three months ended March 31, 2024, we had no material developments to report with respect to our risk factors. For additional information regarding our risk factors, please refer to our 2023 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023. Under our stock repurchase program, the Company may repurchase shares from time to time in open market transactions, and may also repurchase shares in accelerated share repurchases, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, the Company’s share price, legal requirements, restricted payment capacity under its debt instruments and other factors. The stock repurchase program may be suspended, modified or discontinued without prior notice. During the first quarter of 2024, no common stock repurchases were made under the program. As of March 31, 2024, approximately $802 million of authorization remained available to repurchase common stock under this program.

Item 5.    Other Information

During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date:	May 2, 2024	/s/ Cathleen DeGenova
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
4.1
Indenture, dated as of February 28, 2024, by and among Avis Budget Finance plc, as issuer, the guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, Elavon Financial Services DAC, as registrar and transfer agent, and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 29, 2024).

10.1
Series 2024-1 Supplement, dated as of January 12, 2024, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2024-1 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 18, 2024).

10.2
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

10.3
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

10.4
First Amendment to Series 2022-5 Supplement, dated as of February 5, 2024, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2022-5 Agent.

10.5
First Amendment to Series 2023-1 Supplement, dated as of February 5, 2024, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-1 Agent.

10.6
First Amendment to Series 2023-2 Supplement, dated as of February 5, 2024, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-2 Agent.

10.7
Sixth Amended and Restated Series 2010-6 Supplement, dated as of March 4, 2024, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2010-6 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 8, 2024).

10.8
Fourth Amended and Restated Series 2015-3 Supplement, dated as of March 4, 2024, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2015-3 Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 8, 2024).

10.9
Series 2024-2 Supplement, dated as of March 12, 2024, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2024-2 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2024).

10.10
Series 2024-3 Supplement, dated as of March 12, 2024, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2024-3 Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 18, 2024).

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