Form 10-Q
period 2024-06-30
AVIS BUDGET GROUP, INC.
filed 2024-08-06
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the issuer’s common stock was 35,664,115 shares as of August 2, 2024.

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$3,048	$3,123	$5,599	$5,680

Expenses
Operating	1,532	1,475	2,876	2,782
Vehicle depreciation and lease charges, net	733	375	1,369	640
Selling, general and administrative	348	378	673	702
Vehicle interest, net	244	172	483	305
Non-vehicle related depreciation and amortization	58	52	119	108
Interest expense related to corporate debt, net:
Interest expense	88	68	171	141
Early extinguishment of debt	1	—	1	—
Restructuring and other related charges	14	1	17	5
Transaction-related costs, net	1	—	2	—
Other (income) expense, net	2	4	3	2
Total expenses	3,021	2,525	5,714	4,685

Income (loss) before income taxes	27	598	(115)	995
Provision for (benefit from) income taxes	12	162	(17)	247
Net income (loss)	15	436	(98)	748
Less: net income attributable to non-controlling interests	1	1	2	1
Net income (loss) attributable to Avis Budget Group, Inc.	$14	$435	$(100)	$747

Comprehensive income (loss) attributable to Avis Budget Group, Inc.	$19	$456	$(139)	$758

Earnings (loss) per share
Basic	$0.41	$11.13	$(2.80)	$19.16
Diluted	$0.41	$11.01	$(2.80)	$18.93

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$511	$555
Receivables, net	1,062	900
Other current assets	887	684
Total current assets	2,460	2,139

Property and equipment, net	704	719
Operating lease right-of-use assets	2,754	2,654
Deferred income taxes	1,715	1,868
Goodwill	1,087	1,099
Other intangibles, net	650	670
Other non-current assets	445	441
Total assets exclusive of assets under vehicle programs	9,815	9,590

Assets under vehicle programs:
Program cash	68	85
Vehicles, net	22,474	21,240
Receivables from vehicle manufacturers and other	326	443
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	1,199	1,211
	24,067	22,979
Total Assets	$33,882	$32,569

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other current liabilities	$2,838	$2,627
Short-term debt and current portion of long-term debt	28	32
Total current liabilities	2,866	2,659

Long-term debt	5,233	4,791
Long-term operating lease liabilities	2,234	2,117
Other non-current liabilities	505	528
Total liabilities exclusive of liabilities under vehicle programs	10,838	10,095

Liabilities under vehicle programs:
Debt	3,974	3,496
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	15,560	15,441
Deferred income taxes	3,231	3,418
Other	761	462
	23,526	22,817
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, in each period	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, in each period	1	1
Additional paid-in capital	6,616	6,634
Retained earnings	3,751	3,854
Accumulated other comprehensive loss	(135)	(96)
Treasury stock, at cost—101 and 102 shares, respectively	(10,723)	(10,742)
Stockholders’ equity attributable to Avis Budget Group, Inc.	(490)	(349)
Non-controlling interests	8	6
Total stockholders’ equity	(482)	(343)
Total Liabilities and Stockholders’ Equity	$33,882	$32,569

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income (loss)	$(98)	$748
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Vehicle depreciation	1,217	1,017
Amortization of right-of-use assets	533	503
(Gain) loss on sale of vehicles, net	78	(455)
Non-vehicle related depreciation and amortization	119	108
Stock-based compensation	13	16
Amortization of debt financing fees	24	19
Early extinguishment of debt costs	1	—
Net change in assets and liabilities:
Receivables	(94)	(52)
Income taxes and deferred income taxes	(40)	150
Accounts payable and other current liabilities	80	108
Operating lease liabilities	(525)	(500)
Other, net	165	120
Net cash provided by operating activities	1,473	1,782

Investing activities
Property and equipment additions	(98)	(105)
Proceeds received on asset sales	1	—
Net assets acquired (net of cash acquired)	(2)	(33)
Net cash used in investing activities exclusive of vehicle programs	(99)	(138)

Vehicle programs:
Investment in vehicles	(6,895)	(8,881)
Proceeds received on disposition of vehicles	4,427	3,977
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(373)	(329)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	385	157
	(2,456)	(5,076)
Net cash used in investing activities	(2,555)	(5,214)

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Financing activities
Proceeds from long-term borrowings	$869	$—
Payments on long-term borrowings	(390)	(15)
Net change in short-term borrowings	—	3
Repurchases of common stock	(16)	(200)
Debt financing fees	(16)	(2)
Net cash provided by (used in) financing activities exclusive of vehicle programs	447	(214)

Vehicle programs:
Proceeds from borrowings	12,477	11,866
Payments on borrowings	(11,848)	(8,158)
Debt financing fees	(40)	(28)
	589	3,680
Net cash provided by financing activities	1,036	3,466

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(15)	6

Net increase (decrease) in cash and cash equivalents, program and restricted cash	(61)	40
Cash and cash equivalents, program and restricted cash, beginning of period	644	642
Cash and cash equivalents, program and restricted cash, end of period	$583	$682
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2024	137.1	$1	$6,610	$3,738	$(140)	(101.4)	$(10,724)	$(515)	$7	$(508)

Comprehensive income:
Net income	—	—	—	14	—	—	—	14	1	15
Other comprehensive income	—	—	—	—	5	—	—	5	—	5
Total comprehensive income				14	5			19	1	20
Net activity related to restricted stock units	—	—	6	(1)	—	—	1	6	—	6
Balance at June 30, 2024	137.1	$1	$6,616	$3,751	$(135)	(101.4)	$(10,723)	$(490)	$8	$(482)

Balance at March 31, 2023	137.1	$1	$6,620	$2,891	$(111)	(97.3)	$(9,845)	$(444)	$3	$(441)

Comprehensive income:
Net income	—	—	—	435	—	—	—	435	1	436
Other comprehensive income	—	—	—	—	21	—	—	21	—	21
Total comprehensive income				435	21			456	1	457
Net activity related to restricted stock units	—	—	5	—	—	—	—	5	—	5
Repurchases of common stock	—	—	—	—	—	(0.7)	(146)	(146)	—	(146)
Balance at June 30, 2023	137.1	$1	$6,625	$3,326	$(90)	(98.0)	$(9,991)	$(129)	$4	$(125)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	137.1	$1	$6,634	$3,854	$(96)	(101.6)	$(10,742)	$(349)	$6	$(343)

Comprehensive income (loss):
Net income (loss)	—	—	—	(100)	—	—	—	(100)	2	(98)
Other comprehensive loss	—	—	—	—	(39)	—	—	(39)	—	(39)
Total comprehensive income (loss)				(100)	(39)			(139)	2	(137)
Net activity related to restricted stock units	—	—	(18)	(3)	—	0.2	19	(2)	—	(2)
Balance at June 30, 2024	137.1	$1	$6,616	$3,751	$(135)	(101.4)	$(10,723)	$(490)	$8	$(482)

Balance at December 31, 2022	137.1	$1	$6,666	$2,579	$(101)	(97.6)	$(9,848)	$(703)	$3	$(700)

Comprehensive income:
Net income	—	—	—	747	—	—	—	747	1	748
Other comprehensive income	—	—	—	—	11	—	—	11	—	11
Total comprehensive income				747	11			758	1	759
Net activity related to restricted stock units	—	—	(41)	—	—	0.3	3	(38)	—	(38)
Repurchases of common stock	—	—	—	—	—	(0.7)	(146)	(146)	—	(146)
Balance at June 30, 2023	137.1	$1	$6,625	$3,326	$(90)	(98.0)	$(9,991)	$(129)	$4	$(125)

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

	As of June 30,
	2024	2023
Cash and cash equivalents	$511	$571
Program cash	68	109
Restricted cash (a)	4	2
Total cash and cash equivalents, program and restricted cash	$583	$682
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

Investments. As of June 30, 2024 and December 31, 2023, we had equity method investments with a carrying value of $98 million and $93 million, respectively, which are included in other non-current assets. Earnings from our equity method investments are included within operating expenses. For the three months ended June 30, 2024 and 2023, we recorded $3 million related to our equity method investments, in each period. For the six months ended June 30, 2024 and 2023 we recorded $6 million and $4 million related to our equity method investments, respectively. See Note 14 – Related Party Transactions for our equity method investment in our former subsidiary.

Revenues. Revenues are recognized under “Leases (Topic 842),” with the exception of royalty fee revenue derived from our licensees and revenue related to our customer loyalty program, which were approximately $54 million and $42 million during the three months ended June 30, 2024 and 2023, respectively, and $96 million and $86 million during the six months ended June 30, 2024 and 2023, respectively.

The following table presents our revenues disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Americas	$2,361	$2,428	$4,354	$4,444
Europe, Middle East and Africa	544	543	926	910
Asia and Australasia	143	152	319	326
Total revenues	$3,048	$3,123	$5,599	$5,680

The following table presents our revenues disaggregated by brand:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Avis	$1,747	$1,748	$3,207	$3,163
Budget	1,117	1,180	2,038	2,157
Other	184	195	354	360
Total revenues	$3,048	$3,123	$5,599	$5,680
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

Reference Rate Reform

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848),” which amends ASU 2020-04 and clarifies the scope and guidance of Topic 848 to allow derivatives impacted by the reference rate reform to qualify for certain optional expedients and exceptions for contract modifications and hedge accounting. The guidance is optional and is effective for a limited period of time. In December 2022, the FASB also issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” to defer the sunset date of ASC 848 from December 31, 2022 to December 31, 2024. As of June 30, 2024, this guidance had no impact on our Consolidated Condensed Financial Statements, and we will continue to evaluate this guidance.

 2.    Leases
Lessor

The following table presents our lease revenues disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Americas	$2,330	$2,410	$4,304	$4,405
Europe, Middle East and Africa	524	523	888	872
Asia and Australasia	140	148	311	317
Total lease revenues	$2,994	$3,081	$5,503	$5,594

The following table presents our lease revenues disaggregated by brand:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Avis	$1,710	$1,721	$3,144	$3,109
Budget	1,105	1,168	2,014	2,132
Other	179	192	345	353
Total lease revenues	$2,994	$3,081	$5,503	$5,594
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

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Property leases (a)
Operating lease expense	$233	$214	$462	$419
Variable lease expense	93	108	162	191
Total property lease expense	$326	$322	$624	$610
________
(a)    Primarily within operating expenses.

Supplemental balance sheet information related to leases is as follows:

	As of June 30, 2024	As of December 31, 2023
Property leases
Operating lease ROU assets	$2,754	$2,654

Short-term operating lease liabilities (a)	$567	$576
Long-term operating lease liabilities	2,234	2,117
Operating lease liabilities	$2,801	$2,693

Weighted average remaining lease term	7.8 years	8.1 years
Weighted average discount rate	4.92%	4.83%
________
(a)    Included in accounts payable and other current liabilities.

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2024	2023
Cash payments for lease liabilities within operating activities:
Property operating leases	$452	$431
Non-cash activities - increase (decrease) in ROU assets in exchange for lease liabilities:
Property operating leases	$572	$572

 3.    Restructuring and Other Related Charges

During the first quarter of 2024, we initiated a global restructuring plan to further right size our operations (“Global Rightsizing”). The costs associated with this initiative are primarily related to the operational scaling of processes, locations, and lines of business. We expect further restructuring expense of approximately $25 million related to this initiative to be incurred this year.

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

The following tables summarize the change to our restructuring-related liabilities and identifies the amounts recorded within our reporting segments for restructuring charges and corresponding payments and utilizations:

	Personnel Related	Other (a)	Total
Balance as of January 1, 2024	$4	$—	$4

Restructuring expense:
Global Rightsizing	4	12	16
Cost Optimization	—	1	1

Restructuring payments and utilization:
Global Rightsizing	(4)	(2)	(6)
Cost Optimization	(1)	(1)	(2)

Balance as of June 30, 2024	$3	$10	$13
________
(a)    Includes expenses primarily related to the disposition of vehicles

	Americas	International	Total
Balance as of January 1, 2024	$2	$2	$4

Restructuring expense:
Global Rightsizing	14	2	16
Cost Optimization	1	—	1

Restructuring payments and utilization:
Global Rightsizing	(4)	(2)	(6)
Cost Optimization	(1)	(1)	(2)

Balance as of June 30, 2024	$12	$1	$13

 4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to Avis Budget Group, Inc. for basic and diluted EPS	$14	$435	$(100)	$747

Basic weighted average shares outstanding	35.6	39.1	35.6	39.0
Non-vested stock (a)	0.1	0.4	—	0.5
Diluted weighted average shares outstanding	35.7	39.5	35.6	39.5

Earnings (loss) per share:
Basic	$0.41	$11.13	$(2.80)	$19.16
Diluted	$0.41	$11.01	$(2.80)	$18.93
________
(a)    For the three months ended June 30, 2024 and 2023, 0.2 million and 0.1 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. For the six months ended June 30, 2024 and 2023, 0.4 million and 0.1 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.

 5.    Other Current Assets

Other current assets consisted of:

	As of	As of
	June 30,	December 31,
	2024	2023
Sales and use taxes	377	192
Prepaid expenses	$264	$239
Other	246	253
Other current assets	$887	$684

 6.    Intangible Assets

Intangible assets consisted of:

	As of June 30, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$311	$240	$71	$316	$234	$82
Customer relationships	249	221	28	253	221	32
Other	54	47	7	56	46	10
Total	$614	$508	$106	$625	$501	$124
Unamortized Intangible Assets
Goodwill	$1,087			$1,099
Trademarks	$544			$546

For the three months ended June 30, 2024 and 2023, amortization expense related to amortizable intangible assets was approximately $7 million and $6 million, respectively. For the six months ended June 30, 2024 and 2023, amortization expense related to amortizable intangible assets was approximately $15 million and $14 million, respectively.

Based on our amortizable intangible assets at June 30, 2024, we expect amortization expense of approximately $14 million for the remainder of 2024, $22 million for 2025, $21 million for 2026, $16 million for 2027, $9 million for 2028 and $7 million for 2029, excluding effects of currency exchange rates.

 7.    Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs are as follows:

	As of	As of
	June 30,	December 31,
	2024	2023
Rental vehicles	$24,665	$23,114
Less: Accumulated depreciation	(2,703)	(2,639)
	21,962	20,475
Vehicles held for sale	432	734
Vehicles, net investment in lease (a)	80	31
Vehicles, net	$22,474	$21,240
________
(a)    See Note 14 – Related Party Transactions.

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation expense	$655	$540	$1,217	$1,017
Lease charges	39	40	74	78
(Gain) loss on sale of vehicles, net	39	(205)	78	(455)
Vehicle depreciation and lease charges, net	$733	$375	$1,369	$640

At June 30, 2024 and 2023, we had payables related to vehicle purchases included in liabilities under vehicle programs - other of $573 million and $443 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $138 million and $140 million, respectively.

 8.    Income Taxes

Our effective tax rate for the six months ended June 30, 2024 was a benefit of 14.8%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to the effect of certain tax credits, partially offset by foreign taxes on our International operations and state taxes.

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

 9.    Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	June 30,	December 31,
	2024	2023
Short-term operating lease liabilities	$567	$576
Accounts payable	555	487
Accrued sales and use taxes	322	251
Deferred lease revenues - current	311	168
Accrued advertising and marketing	282	276
Public liability and property damage insurance liabilities – current	171	181
Accrued payroll and related	140	188
Other	490	500
Accounts payable and other current liabilities	$2,838	$2,627

 10.    Long-term Corporate Debt and Borrowing Arrangements

Long-term corporate debt and borrowing arrangements consisted of:

		As of	As of
	Maturity	June 30,	December 31,
	Date	2024	2023
4.750% euro-denominated Senior Notes	January 2026	$—	$386
5.750% Senior Notes	July 2027	738	736
4.750% Senior Notes	April 2028	500	500
7.000% euro-denominated Senior Notes	February 2029	643	—
5.375% Senior Notes	March 2029	600	600
7.250% euro-denominated Senior Notes	July 2030	643	441
8.000% Senior Notes	February 2031	497	497
Floating Rate Term Loan (a)	August 2027	1,159	1,164
Floating Rate Term Loan (b)	March 2029	522	524
Other (c)		21	30
Deferred financing fees		(62)	(55)
Total		5,261	4,823
Less: Short-term debt and current portion of long-term debt		28	32
Long-term debt		$5,233	$4,791
________
(a)The floating rate term loan is part of our senior revolving credit facility, which is secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property. As of June 30, 2024, the floating rate term loan due 2027 bears interest at one-month Secured Overnight Financing Rate (“SOFR”) plus 1.75%, for an aggregate rate of 7.21%. We have entered into a swap to hedge $750 million of interest rate exposure related to the floating rate term loan at an aggregate rate of 3.26%.
(b)The floating rate term loan is part of our senior revolving credit facility, which is secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property. As of June 30, 2024, the floating rate term loan due 2029 bears interest at one-month SOFR plus 3.00%, for an aggregate rate of 8.44%.
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

In May 2024, we issued €200 million of additional 7.250% euro-denominated Senior notes due July 2030, at 100.25% of their face value, with interest payable semi-annually.

Committed Credit Facilities and Available Funding Arrangements

As of June 30, 2024, the committed corporate credit facilities available to us and/or our subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2028 (a)	$2,000	$—	$1,989	$11
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

As of June 30, 2024, we had various other uncommitted standby letter of credit facilities (“SBLC facilities”) with an additional letter of credit capacity of up to $300 million. As of June 30, 2024, no letters of credit have been issued or drawn on our SBLC facilities.

Debt Covenants

The agreements governing our indebtedness contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries, the incurrence of additional indebtedness and/or liens by us and certain of our subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. Our senior credit facility also contains a maximum leverage ratio requirement. As of June 30, 2024, we were in compliance with the financial covenants governing our indebtedness.

 11.    Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	June 30,	December 31,
	2024	2023
Americas - Debt due to Avis Budget Rental Car Funding (a)	$15,633	$15,502
Americas - Debt borrowings	1,237	1,075
International - Debt borrowings (b)	2,533	2,203
International - Finance leases	186	172
Other	37	55
Deferred financing fees (c)	(92)	(70)
Total	$19,534	$18,937
________
(a)Includes approximately $848 million and $841 million of Class R notes as of June 30, 2024 and December 31, 2023, respectively, which are held by us.
(b)In February 2024, we amended our European rental fleet securitization program to increase its capacity to approximately €1.9 billion and extend the maturity of the program to September 2026. We also added £200 million to our capacity within the program.
(c)Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of June 30, 2024 and December 31, 2023 were $73 million and $61 million, respectively.

The following table provides a summary of debt issued by AESOP during the six months ended June 30, 2024:

Issuance Date	Maturity Date	Weighted Average Interest Rate	Amount Issued
January 2024	June 2029	5.51%	$1,200
February 2024	April 2026	6.24%	53
February 2024	October 2026	6.18%	37
February 2024	April 2028	6.23%	52
March 2024	October 2027	5.26%	400
March 2024	December 2029	5.35%	700
		5.46%	$2,442

Debt Maturities

The following table provides the contractual maturities of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at June 30, 2024:

Debt under Vehicle Programs (a)
Within 1 year (b)	$2,874
Between 1 and 2 years (c)	5,347
Between 2 and 3 years (d)	5,324
Between 3 and 4 years (e)	2,576
Between 4 and 5 years	2,570
Thereafter	935
Total	$19,626
________
(a)    Vehicle-backed debt primarily represents asset-backed securities.
(b)    Includes $1.1 billion of bank and bank-sponsored facilities.
(c)    Includes $2.6 billion of bank and bank-sponsored facilities.
(d)    Includes $2.0 billion of bank and bank-sponsored facilities.
(e)    Includes $0.1 billion of bank and bank-sponsored facilities.

Committed Credit Facilities and Available Funding Arrangements

As of June 30, 2024, available funding under our debt arrangements related to our vehicle programs, including related party debt due to Avis Budget Rental Car Funding, consisted of:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding	$17,773	$15,633	$2,140
Americas - Debt borrowings	1,318	1,237	81
International - Debt borrowings	3,146	2,533	613
International - Finance leases	253	186	67
Other	37	37	—
Total	$22,527	$19,626	$2,901
________
(a)    Capacity is subject to maintaining sufficient assets to collateralize debt. The total capacity for Americas - Debt due to Avis Budget Rental Car Funding includes increases from amendments and restatements of our asset-backed variable-funding financing facilities, which were most recently amended and restated in April 2024.
(b)    The outstanding debt is collateralized by vehicles and related assets of $18.0 billion for Americas - Debt due to Avis Budget Rental Car Funding; $1.7 billion for Americas - Debt borrowings; $3.2 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants

The agreements under our vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of June 30, 2024, we are not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under our vehicle-backed funding programs.

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

Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable resolutions could occur. We estimate that the potential exposure resulting from adverse outcomes of current legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $40 million in excess of amounts accrued as of June 30, 2024. We do not believe that the impact should result in a material liability to us in relation to our consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

We maintain agreements with vehicle manufacturers under which we have agreed to purchase approximately $1.4 billion of vehicles from manufacturers over the next 12 months, a $5.4 billion decrease compared to December 31, 2023, financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations

Concentrations of credit risk as of June 30, 2024 include (i) risks related to our repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers and primarily with respect to receivables for program cars that have been disposed but for which we have not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $39 million and $24 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

 13.    Stockholders' Equity

Share Repurchases

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023 (the “Stock Repurchase Program”). During the six months ended June 30, 2024, we did not repurchase any shares of common stock under the Stock Repurchase Program. During the six months ended June 30, 2023, we repurchased approximately 723 thousand shares of common stock at a cost of approximately $146.1 million under the Stock Repurchase Program. As of June 30, 2024, approximately $802 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.

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

The components of other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$15	$436	$(98)	$748
Less: net income attributable to non-controlling interests	1	1	2	1
Net income (loss) attributable to Avis Budget Group, Inc.	14	435	(100)	747
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $(3), $2, $(8) and $5, respectively) (a)	7	6	(45)	2
Net unrealized gain (loss) on cash flow hedges (net of tax of $1, $(4), $(1) and $(2), respectively)	(3)	14	4	7
Minimum pension liability adjustment (net of tax of $0 in each period)	1	1	2	2
	5	21	(39)	11
Comprehensive income (loss) attributable to Avis Budget Group, Inc.	$19	$456	$(139)	$758
________
(a)    Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges (a)	Minimum Pension Liability Adjustment (b)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2024	$(3)	$37	$(130)	$(96)
Other comprehensive income (loss) before reclassifications	(45)	15	—	(30)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(11)	2	(9)
Net current-period other comprehensive income (loss)	(45)	4	2	(39)
Balance, June 30, 2024	$(48)	$41	$(128)	$(135)

Balance, January 1, 2023	$(30)	$45	$(116)	$(101)
Other comprehensive income (loss) before reclassifications	2	13	—	15
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6)	2	(4)
Net current-period other comprehensive income (loss)	2	7	2	11
Balance, June 30, 2023	$(28)	$52	$(114)	$(90)
________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include $116 million gain, net of tax, as of June 30, 2024 related to our hedge of our investment in euro-denominated foreign operations (see Note 16 – Financial Instruments).
(a)For the three months ended June 30, 2024 and 2023, the amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were gains of $7 million ($6 million, net of tax) and gains of $5 million ($4 million, net of tax), respectively. For the six months ended June 30, 2024 and 2023, the amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were gains of $14 million ($11 million, net of tax) and gains of $8 million ($6 million, net of tax), respectively.
(b)For the three months ended June 30, 2024 and 2023, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were losses of $2 million ($1 million, net of tax), in each period. For the six months ended June 30, 2024 and 2023, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were losses of $3 million ($2 million, net of tax), in each period.

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

In June 2024, SRS made a capital contribution of approximately $22.2 million to AMV, and we simultaneously settled approximately $11.7 million in receivables from AMV related to services we have provided. SRS’s ownership percentage remained at approximately 65% following these transactions.

We continue to provide vehicles, related fleet services, and certain administrative services to AMV to support their operations. For the three months ended June 30, 2024 and 2023, we recorded an immaterial amount and $6 million of related income within other (income) expense, net, respectively. For the six months ended June 30, 2024 and 2023, we recorded $2 million and $14 million of related income within other (income) expense, net, respectively. For the three months ended June 30, 2024 and 2023, we recorded losses of $2 million and $10 million within other (income) expense, net, related to our equity investment, respectively. For the six months ended June 30, 2024 and 2023, we recorded losses of $5 million and $16 million within other (income) expense, net, related to our equity investment, respectively.

As of June 30, 2024 and December 31, 2023, receivables from AMV related to these services were $3 million and $2 million, respectively, and our net investment in vehicle finance lease with AMV, which is included in vehicles, net, was $80 million and $31 million, respectively. The carrying value of our equity investment in AMV as of June 30, 2024 and December 31, 2023 was approximately $31 million and $24 million, respectively, which is included in other non-current assets.

 15.    Stock-Based Compensation

We recorded stock-based compensation expense of $6 million ($5 million, net of tax) and $8 million ($5 million, net of tax) during the three months ended June 30, 2024 and 2023, respectively. We recorded stock-based compensation expense of $13 million ($10 million, net of tax) and $16 million ($11 million, net of tax) during the six months ended June 30, 2024 and 2023, respectively.

As part of our declaration and payment of a special cash dividend in December 2023, we granted additional restricted stock units (“RSUs”) to our award holders with unvested shares as a dividend equivalent, which has been deferred until, and will not be paid unless, the shares of stock underlying the award vest.

The activity related to RSUs consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2024	290	$161.87
Granted (a)	120	113.10
Vested (b)	(100)	133.88
Forfeited	(4)	167.61
Outstanding and expected to vest at June 30, 2024 (c)	306	$151.83	1.4	$32
Performance-based RSUs
Outstanding at January 1, 2024	411	$128.77
Granted (a)	144	113.10
Vested (b)	(222)	68.54
Forfeited	(3)	175.87
Outstanding at June 30, 2024	330	$161.95	1.9	$34
Outstanding and expected to vest at June 30, 2024 (c)	172	$159.15	1.9	$18
________
(a)Reflects the maximum number of stock units assuming achievement of all performance- and time-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs and performance-based RSUs granted during the six months ended June 30, 2023 was $208.55 and $208.49, respectively.
(b)The total fair value of RSUs vested during the six months ended June 30, 2024 and 2023 was $29 million and $19 million, respectively.
(c)Aggregate unrecognized compensation expense related to time-based RSUs and performance-based RSUs amounted to $46 million and will be recognized over a weighted average vesting period of 1.6 years.

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

We held derivative instruments with absolute notional values as follows:

As of June 30, 2024
Foreign exchange contracts	$1,892
Interest rate caps (a)	15,620
Interest rate swaps	750
________
(a)Represents $10.5 billion of interest rate caps sold, partially offset by approximately $5.2 billion of interest rate caps purchased. These amounts exclude $5.9 billion of interest rate caps purchased by our Avis Budget Rental Car Funding subsidiary as it is not consolidated by us.

Estimated fair values (Level 2) of derivative instruments are as follows:

	As of June 30, 2024		As of December 31, 2023
	Fair Value, Asset Derivatives	Fair Value, Derivative Liabilities	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	$55	$—	$50	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	4	1	5	4
Interest rate caps (c)	8	44	19	74
Total	$67	$45	$74	$78
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
(b)Included in other current assets or other current liabilities.
(c)Included in assets under vehicle programs or liabilities under vehicle programs.

The effects of derivatives recognized in our Consolidated Condensed Financial Statements are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$(3)	$14	$4	$7
Euro-denominated notes (c)	8	(5)	23	(14)
Derivatives not designated as hedging instruments (d)
Foreign exchange contracts (e)	(6)	(8)	(19)	(15)
Interest rate caps (f)	—	(1)	—	(1)
Total	$(1)	$—	$8	$(23)
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
(e)Included in interest expense.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

	As of June 30, 2024		As of December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$28	$28	$32	$32
Long-term debt	5,233	5,176	4,791	4,812

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$15,560	$15,788	$15,441	$15,238
Vehicle-backed debt	3,930	3,955	3,422	3,435
Interest rate swaps and interest rate caps (a)	44	44	74	74
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

		Three Months Ended June 30,
		2024		2023
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$2,361	$186	$2,428	$631
	International	687	48	695	126
	Corporate and Other (a)	—	(20)	—	(20)
Total Company		$3,048	$214	$3,123	$737

Reconciliation of Adjusted EBITDA to Income before income taxes:
			2024		2023
	Adjusted EBITDA		$214		$737
Less:	Non-vehicle related depreciation and amortization		58		52
	Interest expense related to corporate debt, net:
	Interest expense		88		68
	Early extinguishment of debt		1		—
	Restructuring and other related charges		14		1
	Transaction-related costs, net		1		—
	Other (income) expense, net (b)		2		4
	Reported within operating expenses:
	Cloud computing costs		11		9
	Legal matters, net		12		5
	Income before income taxes		$27		$598
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)Primarily consists of gains or losses related to our equity investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.

		Six Months Ended June 30,
		2024		2023
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$4,354	$230	$4,444	$1,147
	International	1,245	33	1,236	176
	Corporate and Other (a)	—	(37)	—	(51)
Total Company		$5,599	$226	$5,680	$1,272

Reconciliation of Adjusted EBITDA to Income (loss) before income taxes:
			2024		2023
	Adjusted EBITDA		$226		$1,272
Less:	Non-vehicle related depreciation and amortization		119		108
	Interest expense related to corporate debt, net:
	Interest expense		171		141
	Early extinguishment of debt		1		—
	Restructuring and other related charges		17		5
	Transaction-related costs, net		2		—
	Other (income) expense, net (b)		3		2
	Reported within operating expenses:
	Cloud computing costs		21		16
	Legal matters, net		7		5
	Income (loss) before income taxes		$(115)		$995
________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)Primarily consists of gains or losses related to our equity investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.

Since December 31, 2023, there have been no significant changes in segment assets exclusive of assets under vehicle programs. As of June 30, 2024 and December 31, 2023, Americas’ segment assets under vehicle programs were approximately $20.0 billion and $19.3 billion, respectively. This increase in assets under vehicle programs is directly correlated to the increase in the cost of our vehicle fleet.

* * * *

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes included in this Quarterly Report on Form 10-Q and with our 2023 Form 10-K. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including those discussed in “Forward-Looking Statements”. See “Forward-Looking Statements” and “Risk Factors” for additional information. Unless otherwise noted, all dollar amounts in tables are in millions.

OVERVIEW
Our Company

We operate three of the most globally recognized brands in mobility solutions, Avis, Budget and Zipcar, together with several other brands well recognized in their respective markets. We are a leading vehicle rental operator in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet of approximately 705,000 vehicles in second quarter 2024. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

Our Segments

We categorize our operations into two reportable business segments: Americas, consisting primarily of (i) vehicle rental operations in North America, South America, Central America and the Caribbean, (ii) car sharing operations in certain of these markets, and (iii) licensees in certain areas in which we do not operate directly; and International, consisting primarily of (i) vehicle rental operations in Europe, the Middle East, Africa, Asia and Australasia, (ii) car sharing operations in certain of these markets, and (iii) licensees in certain areas in which we do not operate directly.

Business and Trends

Our strategy continues to primarily focus on customer experience and costs to strengthen our Company, maximize profitability, and deliver stakeholder value. During the three months ended June 30, 2024, we generated revenues of $3.0 billion, net income of $15 million and Adjusted EBITDA of $214 million. These results were driven primarily by increased volume, offset by decreased revenue per day, and increased fleet and interest costs.

We continue to be susceptible to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: interest rates, inflationary impact on items such as commodity prices and wages, cost of new vehicles, used car values, and an economic downturn that may impact travel demand, all of which may be exacerbated by the ongoing military conflicts in the Middle East and Eastern Europe. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, and future results of operations.

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

During the six months ended June 30, 2024:

•Our revenues totaled $5.6 billion, a decrease of $81 million year-over-year, primarily due to decreased revenue per day.
•Our net loss was $100 million, representing a decrease in our net income of $847 million year-over-year, primarily due to increased fleet and interest costs.
•Our Adjusted EBITDA was $226 million, representing a decrease of $1.0 billion year-over-year.

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

Our consolidated condensed results of operations comprised of the following:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues	$3,048	$3,123	$(75)	(2%)

Expenses
Operating	1,532	1,475	57	4%
Vehicle depreciation and lease charges, net	733	375	358	95%
Selling, general and administrative	348	378	(30)	(8%)
Vehicle interest, net	244	172	72	42%
Non-vehicle related depreciation and amortization	58	52	6	12%
Interest expense related to corporate debt, net:
Interest expense	88	68	20	29%
Early extinguishment of debt	1	—	1	n/m
Restructuring and other related charges	14	1	13	n/m
Transaction-related costs, net	1	—	1	n/m
Other (income) expense, net	2	4	(2)	(50%)
Total expenses	3,021	2,525	496	20%

Income before income taxes	27	598	(571)	(95%)
Provision for income taxes	12	162	(150)	(93%)
Net income	15	436	(421)	(97%)
Less: net income attributable to non-controlling interests	1	1	—	0%
Net income attributable to Avis Budget Group, Inc.	$14	$435	$(421)	(97%)
___________
n/m - Not Meaningful

Revenues decreased $75 million, or 2%, during the three months ended June 30, 2024 compared to the similar period in 2023, primarily due to a 4% decrease in revenue per day, excluding exchange rate effects, and a $10 million negative impact from currency exchange rate movements, partially offset by a 2% increase in volume. Total expenses increased 20% during the three months ended June 30, 2024 compared to the similar period in 2023, primarily due to increased fleet and interest costs. Our effective tax rates were a provision of 44.4% and 27.1% for the three months ended June 30, 2024 and 2023, respectively. As a result of these items, our net income decreased by $421 million compared to the similar period in 2023. For the three months ended June 30, 2024 and 2023, we reported earnings per diluted share of $0.41 and $11.01, respectively.

Operating expenses increased to 50.3% of revenue during the three months ended June 30, 2024 compared to 47.2% during the similar period in 2023, primarily due to an increase in volume. Vehicle depreciation and lease charges increased to 24.0% of revenue during the three months ended June 30, 2024 compared to 12.0% during the similar period in 2023, primarily due to increased per unit fleet costs, excluding exchange rate effects, driven by increased fleet levels, increased depreciation rates, and a decrease in the gain on sale of vehicles. Selling, general and administrative costs decreased to 11.4% of revenue during the three months ended June 30, 2024 compared to 12.1% during the similar period in 2023, primarily due to decreased marketing costs and other selling, general and administrative costs. Vehicle interest costs increased to 8.0% of revenue during the three months ended June 30, 2024, compared to 5.5% during the similar period in 2023, primarily due to rising interest rates.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income to Adjusted EBITDA:

		Three Months Ended June 30,
		2024		2023
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$2,361	$186	$2,428	$631
	International	687	48	695	126
	Corporate and Other (a)	—	(20)	—	(20)
	Total Company	$3,048	$214	$3,123	$737

Reconciliation of Net income to Adjusted EBITDA:
			2024		2023
	Net income		$15		$436
	Provision for income taxes		12		162
	Income before income taxes		27		598
Add:	Non-vehicle related depreciation and amortization		58		52
	Interest expense related to corporate debt, net:
	Interest expense		88		68
	Early extinguishment of debt		1		—
	Restructuring and other related charges		14		1
	Transaction-related costs, net		1		—
	Other (income) expense, net (b)		2		4
	Reported within operating expenses:
	Cloud computing costs		11		9
	Legal matters, net		12		5
	Adjusted EBITDA		$214		$737
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)Primarily consists of gains or losses related to our equity investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.

Americas

	Three Months Ended June 30,
	2024	2023	% Change
Revenues	$2,361	$2,428	(3%)
Adjusted EBITDA	186	631	(71%)

Revenues decreased during the three months ended June 30, 2024 compared to the similar period in 2023, primarily due to a 3% decrease in revenue per day and a $2 million negative impact from currency exchange rate movements, partially offset by a 1% increase in volume.

Operating expenses increased to 50.4% of revenue during the three months ended June 30, 2024 compared to 47.6% during the similar period in 2023, primarily due to an increase in volume. Vehicle depreciation and lease charges increased to 23.7% of revenue during the three months ended June 30, 2024 compared to 10.5% during the similar period in 2023, primarily due to increased per-unit fleet costs, driven by increased fleet levels, increased depreciation rates, and a decrease in the gain on sale of vehicles. Selling, general and administrative costs decreased to 9.4% of revenue during the three months ended June 30, 2024 compared to 10.1% during the similar period in 2023, primarily due to decreased marketing costs and other selling, general and administrative costs. Vehicle interest costs increased to 8.8% of revenue during the three months ended June 30, 2024 compared to 6.0% during the similar period in 2023, primarily due to rising interest rates.

Adjusted EBITDA decreased during the three months ended June 30, 2024 compared to the similar period in 2023, primarily due to higher per-unit fleet and interest costs.

International

	Three Months Ended June 30,
	2024	2023	% Change
Revenues	$687	$695	(1%)
Adjusted EBITDA	48	126	(62%)
Revenues decreased during the three months ended June 30, 2024, compared to the similar period in 2023, primarily due to a 5% decrease in revenue per day, excluding exchange rate effects, and a $8 million negative impact from currency exchange rate movements, offset by a 5% increase in volume.

Operating expenses increased to 48.0% of revenue during the three months ended June 30, 2024 compared to 45.3% during the similar period in 2023, primarily due to an increase in volume. Vehicle depreciation and lease charges increased to 25.2% of revenue during the three months ended June 30, 2024 compared to 17.3% during the similar period in 2023, primarily due to increased per-unit fleet costs, excluding exchange rate effects, driven by increased fleet levels, increased depreciation rates, and a decrease in the gain on sale of vehicles. Selling, general and administrative costs were approximately 15.8% of revenue during the three months ended June 30, 2024 compared to 15.6% during the similar period in 2023. Vehicle interest costs increased to 5.5% of revenue during the three months ended June 30, 2024 compared to 3.8% during the similar period in 2023, primarily due to rising interest rates.

Adjusted EBITDA decreased during the three months ended June 30, 2024 compared to the similar period in 2023, primarily due to higher per-unit fleet and interest costs and a $6 million negative impact from currency exchange rate movements.

Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023
Our consolidated condensed results of operations comprised of the following:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues	$5,599	$5,680	$(81)	(1%)

Expenses
Operating	2,876	2,782	94	3%
Vehicle depreciation and lease charges, net	1,369	640	729	114%
Selling, general and administrative	673	702	(29)	(4%)
Vehicle interest, net	483	305	178	58%
Non-vehicle related depreciation and amortization	119	108	11	10%
Interest expense related to corporate debt, net:
Interest expense	171	141	30	21%
Early extinguishment of debt	1	—	1	n/m
Restructuring and other related charges	17	5	12	n/m
Transaction-related costs, net	2	—	2	n/m
Other (income) expense, net	3	2	1	50%
Total expenses	5,714	4,685	1,029	22%

Income (loss) before income taxes	(115)	995	(1,110)	(112%)
Provision for (benefit from) income taxes	(17)	247	(264)	(107%)
Net income (loss)	(98)	748	(846)	(113%)
Less: net income attributable to non-controlling interests	2	1	1	n/m
Net income (loss) attributable to Avis Budget Group, Inc.	$(100)	$747	$(847)	(113%)
________
n/m - Not Meaningful

Revenues decreased $81 million or 1% during the six months ended June 30, 2024 compared to the similar period in 2023, primarily due to a 4% decrease in revenue per day, excluding exchange rate effects, and a $10 million negative impact from currency exchange rate movements, partially offset by a 3% increase in volume. Total expenses increased 22% during the six months ended June 30, 2024, compared to the similar period in 2023, primarily due to increased fleet and interest costs. Our effective tax rates were a benefit of 14.8% and a provision of 24.8% for the six months ended June 30, 2024 and 2023, respectively. As a result of these items, our net income decreased by $847 million compared to the similar period in 2023. For the six months ended June 30, 2024 and 2023, we reported earnings (loss) per diluted share of $(2.80) and $18.93, respectively.

Operating expenses increased to 51.4% of revenue during the six months ended June 30, 2024 compared to 49.0% during the similar period in 2023, primarily due to an increase in volume. Vehicle depreciation and lease charges increased to 24.4% of revenue during the six months ended June 30, 2024 compared to 11.3% during the similar period in 2023, primarily due to increased per unit fleet costs, excluding exchange rate effects, which was driven by increased fleet levels, increased depreciation rates, and a decrease in the gain on sale of vehicles. Selling, general and administrative costs decreased to 12.0% of revenue during the six months ended June 30, 2024, compared to 12.4% during the similar period in 2023, primarily due to decreased marketing costs and other selling, general and administrative costs, partially offset by increased commissions. Vehicle interest costs increased to 8.6% of revenue during the six months ended June 30, 2024 compared to 5.4% during the similar period in 2023, primarily due to rising interest rates.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of Net income (loss) to Adjusted EBITDA:

		Six Months Ended June 30,
		2024		2023
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$4,354	$230	$4,444	$1,147
	International	1,245	33	1,236	176
	Corporate and Other (a)	—	(37)	—	(51)
	Total Company	$5,599	$226	$5,680	$1,272

Reconciliation of Net income (loss) to Adjusted EBITDA:
			2024		2023
	Net income (loss)		$(98)		$748
	Provision for (benefit from) income taxes		(17)		247
	Income (loss) before income taxes		(115)		995
Add:	Non-vehicle related depreciation and amortization		119		108
	Interest expense related to corporate debt, net:
	Interest expense		171		141
	Early extinguishment of debt		1		—
	Restructuring and other related charges		17		5
	Transaction-related costs, net		2		—
	Other (income) expense, net (b)		3		2
	Reported within operating expenses:
	Cloud computing costs		21		16
	Legal matters, net		7		5
	Adjusted EBITDA		$226		$1,272
________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)Primarily consists of gains or losses related to our equity investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.

Americas

	Six Months Ended June 30,
	2024	2023	% Change
Revenues	$4,354	$4,444	(2%)
Adjusted EBITDA	230	1,147	(80%)

Revenues decreased during the six months ended June 30, 2024 compared to the similar period in 2023, primarily due to a 5% decrease in revenue per day and a $2 million negative impact from currency exchange rate movements, partially offset by a 3% increase in volume.

Operating expenses increased to 51.4% of revenue during the six months ended June 30, 2024 compared to 48.9% during the similar period in 2023, primarily due to an increase in volume. Vehicle depreciation and lease charges increased to 24.0% of revenue during the six months ended June 30, 2024 compared to 9.7% during the similar period in 2023, primarily due to increased per-unit fleet costs, which was driven by increased fleet levels, increased depreciation rates, and a decrease in the gain on sale of vehicles. Selling, general and administrative costs were approximately 9.8% of revenue during the six months ended June 30, 2024 compared to 10.0% during the similar period in 2023. Vehicle interest costs increased to 9.4% of revenue during the six months ended June 30, 2024 compared to 5.8% during the similar period in 2023, primarily due to rising interest rates.

Adjusted EBITDA decreased during the six months ended June 30, 2024 compared to the similar period in 2023, primarily due to higher per-unit fleet and interest costs.

International

	Six Months Ended June 30,
	2024	2023	% Change
Revenues	$1,245	$1,236	1%
Adjusted EBITDA	33	176	(81%)
Revenues increased during the six months ended June 30, 2024 compared to the similar period in 2023, primarily due to a 5% increase in volume, partially offset by a 3% decrease in revenue per day, excluding exchange rate effects, and a $8 million negative impact from currency exchange rate movements.
Operating expenses increased to 49.8% of revenue during the six months ended June 30, 2024 compared to 48.5% during the similar period in 2023, primarily due to an increase in volume. Vehicle depreciation and lease charges increased to 25.9% of revenue during the six months ended June 30, 2024 compared to 17.0% during the similar period in 2023, primarily due to increased per-unit fleet costs, excluding exchange rate effects, which was driven by increased fleet levels, increased depreciation rates, and a decrease in the gain on sale of vehicles. Selling, general and administrative costs were approximately 16.7% of revenue during the six months ended June 30, 2024 compared to 16.6% during the similar period in 2023. Vehicle interest costs increased to 5.9% of revenue during the six months ended June 30, 2024 compared to 3.8% during the similar period in 2023, primarily due to rising interest rates.

Adjusted EBITDA decreased during the six months ended June 30, 2024 compared to the similar period in 2023, primarily due to higher per-unit fleet and interest costs, and an approximately $8 million negative impact from currency exchange rate movements.

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
FINANCIAL CONDITION

	June 30, 2024	December 31, 2023	Change
Total assets exclusive of assets under vehicle programs	$9,815	$9,590	$225
Total liabilities exclusive of liabilities under vehicle programs	10,838	10,095	743
Assets under vehicle programs	24,067	22,979	1,088
Liabilities under vehicle programs	23,526	22,817	709
Total stockholders’ equity	(482)	(343)	(139)

The increase in liabilities exclusive of liabilities under vehicle programs is primarily due to the increase in corporate indebtedness from the issuance of senior notes. See “Liquidity and Capital Resources,” and Note 10 – Long-term Corporate Debt and Borrowing Arrangements to our Consolidated Condensed Financial Statements.

The increases in assets and liabilities under vehicle programs are primarily due to the increase in the cost of our vehicle fleet.

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

In May 2024, we issued €200 million of additional 7.250% euro-denominated Senior Notes due July 2030, at 100.25% of their face value, with interest payable semi-annually. Net proceeds from the offering will be used for general corporate purposes.

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

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023. Our stock repurchases may occur through open market purchases, privately negotiated transactions or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restricted payment capacity under our debt instruments and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time without prior notice. The Stock Repurchase Program has no set expiration or termination date. During the six months ended June 30, 2024, no common stock repurchases were made under the Stock Repurchase Program. As of June 30, 2024, approximately $802 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.

CASH FLOWS

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2024	2023	Change
Cash provided by (used in):
Operating activities	$1,473	$1,782	$(309)
Investing activities	(2,555)	(5,214)	2,659
Financing activities	1,036	3,466	(2,430)
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(15)	6	(21)
Net increase (decrease) in cash and cash equivalents, program and restricted cash	(61)	40	(101)
Cash and cash equivalents, program and restricted cash, beginning of period	644	642	2
Cash and cash equivalents, program and restricted cash, end of period	$583	$682	$(99)

The decrease in cash provided by operating activities during the six months ended June 30, 2024 compared with the similar period in 2023 is primarily due to the decrease in our net income.

The decrease in cash used in investing activities during the six months ended June 30, 2024 compared with the similar period in 2023 is primarily due to the decrease in investment in vehicles, partially offset by proceeds received on disposition of vehicles.

The decrease in cash provided by financing activities during the six months ended June 30, 2024 compared with the similar period in 2023 is primarily due to the decrease in our net borrowings under vehicle programs, offset by the increase in our net corporate borrowings.

DEBT AND FINANCING ARRANGEMENTS

At June 30, 2024, we had approximately $24.8 billion of indebtedness, including corporate indebtedness of approximately $5.3 billion and debt under vehicle programs of approximately $19.5 billion. For information regarding our debt and borrowing arrangements, see Notes 1, 10 and 11 to our Consolidated Condensed Financial Statements.

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

As of June 30, 2024, we had $511 million of available cash and cash equivalents and access to available borrowings under our revolving credit facility of approximately $11 million, providing us with access to an approximate $522 million of total liquidity.

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the consolidated first lien leverage ratio requirement and other covenants associated with our senior credit facilities and other borrowings. As of June 30, 2024, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2023 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2023 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $5.4 billion from December 31, 2023, to approximately $1.4 billion as of June 30, 2024 due to existing fleet levels. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 10 and 11 to our Consolidated Condensed Financial Statements.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and fuel prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used June 30, 2024 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded fuel. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded fuel would not have a material impact on our earnings for the period ended June 30, 2024. For additional information regarding our long-term borrowings and financial instruments, see Notes 10, 11 and 16 to our Consolidated Condensed Financial Statements.

Item 4.    Controls and Procedures

(a)Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

(b)Changes in Internal Control Over Financial Reporting. During the second quarter of 2024, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

During the quarter ended June 30, 2024, we had no material developments to report with respect to our risk factors. For additional information regarding our risk factors, please refer to our 2023 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023. Under our Stock Repurchase Program, the Company may repurchase shares from time to time in open market transactions, and may also repurchase shares in accelerated share repurchases, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, the Company’s share price, legal requirements, restricted payment capacity under its debt instruments and other factors. The Stock Repurchase Program may be suspended, modified or discontinued without prior notice. During the second quarter of 2024, no common stock repurchases were made under the Stock Repurchase Program. As of June 30, 2024, approximately $802 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.

Item 5.    Other Information

During the quarter ended June 30, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date:	August 6, 2024	/s/ Cathleen DeGenova
Cathleen DeGenova
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
4.1
First Supplemental Indenture, dated as of May 21, 2024, by and among Avis Budget Finance plc, as issuer, the guarantors party thereto, Deutsche Bank Trust Company Americas, as trustee and registrar, and Deutsche Bank AG, London Branch, as paying agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 21, 2024).

10.1
Eighth Amendment, dated as of May 29, 2024, to the Sixth Amended and Restated Credit Agreement, dated as of July 9, 2021, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, as borrower, Avis Budget Group, Inc., the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.

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