Form 10-Q
period 2024-09-30
AVIS BUDGET GROUP, INC.
filed 2024-11-01
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the issuer’s common stock was 35,139,198 shares as of October 30, 2024.

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

•an occurrence or threat of terrorism, pandemics, severe weather events or natural disasters, military conflicts, including the ongoing military conflicts in the Middle East and Eastern Europe, or civil unrest in the locations in which we operate, and the potential effects of sanctions on the world economy and markets and/or international trade;

•any substantial changes in the cost or supply of fuel, vehicle parts, energy, labor or other resources on which we depend to operate our business, including as a result of pandemics, inflation, the ongoing military conflicts in the Middle East and Eastern Europe, and any embargoes on oil sales imposed on or by the Russian government;

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$3,480	$3,564	$9,079	$9,244

Expenses
Operating	1,575	1,543	4,451	4,325
Vehicle depreciation and lease charges, net	806	517	2,175	1,157
Selling, general and administrative	367	397	1,040	1,099
Vehicle interest, net	241	208	724	513
Non-vehicle related depreciation and amortization	58	55	177	163
Interest expense related to corporate debt, net:
Interest expense	95	80	266	221
Early extinguishment of debt	—	1	1	1
Restructuring and other related charges	6	2	23	7
Transaction-related costs, net	—	3	2	3
Other (income) expense, net	3	1	6	3
Total expenses	3,151	2,807	8,865	7,492

Income before income taxes	329	757	214	1,752
Provision for income taxes	91	130	74	377
Net income	238	627	140	1,375
Less: net income attributable to non-controlling interests	1	1	3	2
Net income attributable to Avis Budget Group, Inc.	$237	$626	$137	$1,373

Comprehensive income attributable to Avis Budget Group, Inc.	$260	$586	$121	$1,344

Earnings per share
Basic	$6.67	$16.96	$3.86	$35.11
Diluted	$6.65	$16.78	$3.84	$34.71

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$602	$555
Receivables, net	917	900
Other current assets	800	684
Total current assets	2,319	2,139

Property and equipment, net	700	719
Operating lease right-of-use assets	2,886	2,654
Deferred income taxes	1,565	1,868
Goodwill	1,109	1,099
Other intangibles, net	647	670
Other non-current assets	421	441
Total assets exclusive of assets under vehicle programs	9,647	9,590

Assets under vehicle programs:
Program cash	44	85
Vehicles, net	21,352	21,240
Receivables from vehicle manufacturers and other	423	443
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	1,283	1,211
	23,102	22,979
Total Assets	$32,749	$32,569

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other current liabilities	$2,786	$2,627
Short-term debt and current portion of long-term debt	540	32
Total current liabilities	3,326	2,659

Long-term debt	5,465	4,791
Long-term operating lease liabilities	2,351	2,117
Other non-current liabilities	509	528
Total liabilities exclusive of liabilities under vehicle programs	11,651	10,095

Liabilities under vehicle programs:
Debt	4,056	3,496
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	13,837	15,441
Deferred income taxes	3,114	3,418
Other	320	462
	21,327	22,817
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, in each period	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, in each period	1	1
Additional paid-in capital	6,615	6,634
Retained earnings	3,988	3,854
Accumulated other comprehensive loss	(112)	(96)
Treasury stock, at cost—102 shares, in each period	(10,730)	(10,742)
Stockholders’ equity attributable to Avis Budget Group, Inc.	(238)	(349)
Non-controlling interests	9	6
Total stockholders’ equity	(229)	(343)
Total Liabilities and Stockholders’ Equity	$32,749	$32,569

See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$140	$1,375
Adjustments to reconcile net income to net cash provided by operating activities:
Vehicle depreciation	1,940	1,631
Amortization of right-of-use assets	831	824
(Gain) loss on sale of vehicles, net	120	(600)
Non-vehicle related depreciation and amortization	177	163
Stock-based compensation	14	24
Amortization of debt financing fees	36	29
Early extinguishment of debt costs	1	1
Net change in assets and liabilities:
Receivables	(62)	(84)
Income taxes and deferred income taxes	38	251
Accounts payable and other current liabilities	57	28
Operating lease liabilities	(822)	(821)
Other, net	276	214
Net cash provided by operating activities	2,746	3,035

Investing activities
Property and equipment additions	(135)	(180)
Proceeds received on asset sales	2	1
Net assets acquired (net of cash acquired)	(3)	(52)
Other, net	12	—
Net cash used in investing activities exclusive of vehicle programs	(124)	(231)

Vehicle programs:
Investment in vehicles	(8,153)	(12,609)
Proceeds received on disposition of vehicles	5,653	6,106
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(668)	(425)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	596	229
	(2,572)	(6,699)
Net cash used in investing activities	(2,696)	(6,930)

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Financing activities
Proceeds from long-term borrowings	$1,569	$439
Payments on long-term borrowings	(396)	(343)
Repurchases of common stock	(25)	(690)
Debt financing fees	(27)	(9)
Net cash provided by (used in) financing activities exclusive of vehicle programs	1,121	(603)

Vehicle programs:
Proceeds from borrowings	16,536	18,214
Payments on borrowings	(17,657)	(13,594)
Debt financing fees	(43)	(39)
	(1,164)	4,581
Net cash provided by (used in) financing activities	(43)	3,978

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(2)	(4)

Net increase in cash and cash equivalents, program and restricted cash	5	79
Cash and cash equivalents, program and restricted cash, beginning of period	644	642
Cash and cash equivalents, program and restricted cash, end of period	$649	$721
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2024	137.1	$1	$6,616	$3,751	$(135)	(101.4)	$(10,723)	$(490)	$8	$(482)

Comprehensive income:
Net income	—	—	—	237	—	—	—	237	1	238
Other comprehensive income	—	—	—	—	23	—	—	23	—	23
Total comprehensive income				237	23			260	1	261
Net activity related to restricted stock units	—	—	(1)	—	—	—	1	—	—	—
Repurchases of common stock	—	—	—	—	—	(0.1)	(8)	(8)	—	(8)
Balance at September 30, 2024	137.1	$1	$6,615	$3,988	$(112)	(101.5)	$(10,730)	$(238)	$9	$(229)

Balance at June 30, 2023	137.1	$1	$6,625	$3,326	$(90)	(98.0)	$(9,991)	$(129)	$4	$(125)

Comprehensive income (loss):
Net income	—	—	—	626	—	—	—	626	1	627
Other comprehensive income (loss)	—	—	—	—	(40)	—	—	(40)	—	(40)
Total comprehensive income (loss)				626	(40)			586	1	587
Net activity related to restricted stock units	—	—	1	—	—	—	—	1	—	1
Repurchases of common stock (a)	—	—	—	—	—	(2.2)	(491)	(491)	—	(491)
Balance at September 30, 2023	137.1	$1	$6,626	$3,952	$(130)	(100.2)	$(10,482)	$(33)	$5	$(28)
__________
(a) Amount includes excise taxes due under the Inflation Reduction Act of 2022.

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	137.1	$1	$6,634	$3,854	$(96)	(101.6)	$(10,742)	$(349)	$6	$(343)

Comprehensive income (loss):
Net income	—	—	—	137	—	—	—	137	3	140
Other comprehensive income (loss)	—	—	—	—	(16)	—	—	(16)	—	(16)
Total comprehensive income (loss)				137	(16)			121	3	124
Net activity related to restricted stock units	—	—	(19)	(3)	—	0.2	20	(2)	—	(2)
Repurchases of common stock	—	—	—	—	—	(0.1)	(8)	(8)	—	(8)
Balance at September 30, 2024	137.1	$1	$6,615	$3,988	$(112)	(101.5)	$(10,730)	$(238)	$9	$(229)

Balance at December 31, 2022	137.1	$1	$6,666	$2,579	$(101)	(97.6)	$(9,848)	$(703)	$3	$(700)

Comprehensive income (loss):
Net income	—	—	—	1,373	—	—	—	1,373	2	1,375
Other comprehensive income (loss)	—	—	—	—	(29)	—	—	(29)	—	(29)
Total comprehensive income (loss)				1,373	(29)			1,344	2	1,346
Net activity related to restricted stock units	—	—	(40)	—	—	0.3	3	(37)	—	(37)
Repurchases of common stock (a)	—	—	—	—	—	(2.9)	(637)	(637)	—	(637)
Balance at September 30, 2023	137.1	$1	$6,626	$3,952	$(130)	(100.2)	$(10,482)	$(33)	$5	$(28)
__________
(a) Amount includes excise taxes due under the Inflation Reduction Act of 2022.
See Notes to Consolidated Condensed Financial Statements (Unaudited).

Avis Budget Group, Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

 1.    Basis of Presentation

Avis Budget Group, Inc. provides mobility solutions to businesses and consumers worldwide. The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of Avis Budget Group, Inc. and its subsidiaries, as well as entities in which Avis Budget Group, Inc. directly or indirectly has a controlling financial interest (collectively, “we,” “our,” “us,” or the “Company”), and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial reporting.

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

	As of September 30,
	2024	2023
Cash and cash equivalents	$602	$572
Program cash	44	146
Restricted cash (a)	3	3
Total cash and cash equivalents, program and restricted cash	$649	$721
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

Investments. As of September 30, 2024 and December 31, 2023, we had equity method investments with a carrying value of $104 million and $93 million, respectively, which are included in other non-current assets. Earnings from our equity method investments are included within operating expenses. For the three months ended September 30, 2024 and 2023, we recorded income of $7 million related to our equity method investments, in each period. For the nine months ended September 30, 2024 and 2023 we recorded income of $13 million and $11 million related to our equity method investments, respectively. In July 2024, we received a $7 million dividend from our equity method investment in our Greece licensee. See Note 14 – Related Party Transactions for our equity method investment in our former subsidiary.

Revenues. Revenues are recognized under “Leases (Topic 842),” with the exception of royalty fee revenue derived from our licensees and revenue related to our customer loyalty program, which were approximately $88 million and $53 million during the three months ended September 30, 2024 and 2023, respectively, and $184 million and $139 million during the nine months ended September 30, 2024 and 2023, respectively.

The following table presents our revenues disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Americas	$2,640	$2,736	$6,994	$7,180
Europe, Middle East and Africa	689	672	1,615	1,582
Asia and Australasia	151	156	470	482
Total revenues	$3,480	$3,564	$9,079	$9,244

The following table presents our revenues disaggregated by brand:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Avis	$2,011	$2,043	$5,218	$5,206
Budget	1,263	1,314	3,301	3,471
Other (a)	206	207	560	567
Total revenues	$3,480	$3,564	$9,079	$9,244
________
(a)    Other includes Zipcar and other operating brands.

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

Reference Rate Reform

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848),” which amends ASU 2020-04 and clarifies the scope and guidance of Topic 848 to allow derivatives impacted by the reference rate reform to qualify for certain optional expedients and exceptions for contract modifications and hedge accounting. The guidance is optional and is effective for a limited period of time. In December 2022, the FASB also issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” to defer the sunset date of ASC 848 from December 31, 2022 to December 31, 2024. As of September 30, 2024, this guidance had no impact on our Consolidated Condensed Financial Statements, and we will continue to evaluate this guidance.

 2.    Leases
Lessor

The following table presents our lease revenues disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Americas	$2,587	$2,715	$6,891	$7,120
Europe, Middle East and Africa	660	646	1,548	1,518
Asia and Australasia	145	150	456	467
Total lease revenues	$3,392	$3,511	$8,895	$9,105

The following table presents our lease revenues disaggregated by brand:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Avis	$1,953	$2,011	$5,097	$5,120
Budget	1,247	1,298	3,261	3,430
Other (a)	192	202	537	555
Total lease revenues	$3,392	$3,511	$8,895	$9,105
________
(a)    Other includes Zipcar and other operating brands.

Lessee

We have operating and finance leases for rental locations, corporate offices, vehicle rental fleet and equipment. Many of our operating leases for rental locations contain concession agreements with various airport authorities that allow us to conduct our vehicle rental operations on site. In general, concession fees for airport locations are based on a percentage of total commissionable revenue as defined by each airport authority, some of which are subject to minimum annual guaranteed amounts. Concession fees other than minimum annual guaranteed amounts are not included in the measurement of operating lease right of use (“ROU”) assets and operating lease liabilities and are recorded as variable lease expense as incurred. Our operating leases for rental locations often also require us to pay or reimburse operating expenses.

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Property leases (a)
Operating lease expense	$229	$212	$691	$631
Variable lease expense	117	136	279	327
Total property lease expense	$346	$348	$970	$958
________
(a)    Primarily within operating expenses.

Supplemental balance sheet information related to leases is as follows:

	As of September 30, 2024	As of December 31, 2023
Property leases
Operating lease ROU assets	$2,886	$2,654

Short-term operating lease liabilities (a)	$583	$576
Long-term operating lease liabilities	2,351	2,117
Operating lease liabilities	$2,934	$2,693

Weighted average remaining lease term	7.9 years	8.1 years
Weighted average discount rate	5.01%	4.83%
________
(a)    Included in accounts payable and other current liabilities.

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2024	2023
Cash payments for lease liabilities within operating activities:
Property operating leases	$710	$645
Non-cash activities - increase (decrease) in ROU assets in exchange for lease liabilities:
Property operating leases	$945	$914

 3.    Restructuring and Other Related Charges

During the first quarter of 2024, we initiated a global restructuring plan to further right size our operations (“Global Rightsizing”). The costs associated with this initiative are primarily related to the operational scaling of processes, locations, and lines of business. We expect further restructuring expense of approximately $10 million related to this initiative to be incurred this year and for this initiative to continue into 2025.

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

The following tables summarize the change to our restructuring-related liabilities and identifies the amounts recorded within our reporting segments for restructuring charges and corresponding payments and utilizations:

	Personnel Related	Other (a)	Total
Balance as of January 1, 2024	$4	$—	$4

Restructuring expense:
Global Rightsizing	9	13	22
Cost Optimization	—	1	1

Restructuring payments and utilization:
Global Rightsizing	(6)	(4)	(10)
Cost Optimization	(1)	(1)	(2)

Balance as of September 30, 2024	$6	$9	$15
________
(a)    Includes expenses primarily related to the disposition of vehicles.

	Americas	International	Total
Balance as of January 1, 2024	$2	$2	$4

Restructuring expense:
Global Rightsizing	16	6	22
Cost Optimization	1	—	1

Restructuring payments and utilization:
Global Rightsizing	(7)	(3)	(10)
Cost Optimization	(1)	(1)	(2)

Balance as of September 30, 2024	$11	$4	$15

 4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to Avis Budget Group, Inc. for basic and diluted EPS	$237	$626	$137	$1,373

Basic weighted average shares outstanding	35.5	36.9	35.6	39.1
Non-vested stock (a)	0.2	0.4	0.2	0.4
Diluted weighted average shares outstanding	35.7	37.3	35.8	39.5

Earnings per share
Basic	$6.67	$16.96	$3.86	$35.11
Diluted	$6.65	$16.78	$3.84	$34.71
________
(a)    For the three months ended September 30, 2024 and 2023, 0.2 million and an immaterial amount of non-vested stock awards, respectively, would have had an anti-dilutive effect and therefore were excluded from the computation of diluted weighted average shares outstanding. For the nine months ended September 30, 2024 and 2023, 0.2 million and 0.1 million non-vested stock awards, respectively, would have had an anti-dilutive effect and therefore were excluded from the computation of diluted weighted average shares outstanding.

 5.    Other Current Assets

Other current assets consisted of:

	As of	As of
	September 30,	December 31,
	2024	2023
Sales and use taxes	$292	$192
Prepaid expenses	266	239
Other	242	253
Other current assets	$800	$684

 6.    Intangible Assets

Intangible assets consisted of:

	As of September 30, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$317	$248	$69	$316	$234	$82
Customer relationships	255	228	27	253	221	32
Other	56	50	6	56	46	10
Total	$628	$526	$102	$625	$501	$124
Unamortized Intangible Assets
Goodwill	$1,109			$1,099
Trademarks	$545			$546

For the three months ended September 30, 2024 and 2023, amortization expense related to amortizable intangible assets was approximately $7 million and $6 million, respectively. For the nine months ended September 30, 2024 and 2023, amortization expense related to amortizable intangible assets was approximately $22 million and $20 million, respectively.

Based on our amortizable intangible assets at September 30, 2024, we expect amortization expense of approximately $7 million for the remainder of 2024, $23 million for 2025, $22 million for 2026, $16 million for 2027, $9 million for 2028 and $7 million for 2029, excluding effects of currency exchange rates.

 7.    Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs are as follows:

	As of	As of
	September 30,	December 31,
	2024	2023
Rental vehicles	$23,633	$23,114
Less: Accumulated depreciation	(2,982)	(2,639)
	20,651	20,475
Vehicles held for sale	602	734
Vehicles, net investment in lease (a)	99	31
Vehicles, net	$21,352	$21,240
________
(a)    See Note 14 – Related Party Transactions.

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation expense	$723	$614	$1,940	$1,631
Lease charges	41	48	115	126
(Gain) loss on sale of vehicles, net	42	(145)	120	(600)
Vehicle depreciation and lease charges, net	$806	$517	$2,175	$1,157

At September 30, 2024 and 2023, we had payables related to vehicle purchases included in liabilities under vehicle programs - other of $152 million and $206 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $284 million and $252 million, respectively.

 8.    Income Taxes

Our effective tax rate for the nine months ended September 30, 2024 was a provision of 34.6%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to foreign taxes and U.S. taxes on our International operations.

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

 9.    Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	September 30,	December 31,
	2024	2023
Short-term operating lease liabilities	$583	$576
Accounts payable	516	487
Accrued sales and use taxes	392	251
Accrued advertising and marketing	280	276
Deferred lease revenues - current	201	168
Public liability and property damage insurance liabilities – current	180	181
Accrued payroll and related	148	188
Other	486	500
Accounts payable and other current liabilities	$2,786	$2,627

 10.    Long-term Corporate Debt and Borrowing Arrangements

Long-term corporate debt and borrowing arrangements consisted of:

		As of	As of
	Maturity	September 30,	December 31,
	Date	2024	2023
4.750% euro-denominated Senior Notes	January 2026	$—	$386
5.750% Senior Notes	July 2027	739	736
4.750% Senior Notes	April 2028	500	500
7.000% euro-denominated Senior Notes	February 2029	668	—
5.375% Senior Notes	March 2029	600	600
8.250% Senior Notes	January 2030	700	—
7.250% euro-denominated Senior Notes	July 2030	669	441
8.000% Senior Notes	February 2031	497	497
Floating Rate Term Loan (a)	August 2027	1,156	1,164
Floating Rate Term Loan (b)	March 2029	522	524
Other (c)		24	30
Deferred financing fees		(70)	(55)
Total		6,005	4,823
Less: Short-term debt and current portion of long-term debt		540	32
Long-term debt		$5,465	$4,791
________
(a)The floating rate term loan is part of our senior revolving credit facility, which is secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property. As of September 30, 2024, the floating rate term loan due 2027 bears interest at one-month Secured Overnight Financing Rate (“SOFR”) plus 1.75%, for an aggregate rate of 6.71%. We have entered into a swap to hedge $750 million of interest rate exposure related to the floating rate term loan at an aggregate rate of 3.26%.
(b)The floating rate term loan is part of our senior revolving credit facility, which is secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property. As of September 30, 2024, the floating rate term loan due 2029 bears interest at one-month SOFR plus 3.00%, for an aggregate rate of 7.95%. In October 2024, the floating rate term loan due 2029 was fully repaid. See Note 18 – Subsequent Events.
(c)Primarily includes finance leases, which are secured by liens on the related assets.

In February 2024, we issued €600 million of 7.000% euro-denominated Senior Notes due February 2029, at par, with interest payable semi-annually. In April 2024, we used the net proceeds from the offering to redeem all of our outstanding 4.750% euro-denominated Senior Notes due January 2026 plus accrued interest, with the remainder being used for general corporate purposes.

In May 2024, we issued an additional €200 million of 7.250% euro-denominated Senior notes due July 2030, at 100.25% of their face value, with interest payable semi-annually.

In September 2024, we issued $700 million of 8.250% Senior Notes due January 2030, at par, with interest payable semi-annually. Net proceeds from the offering will be used to repay all of the outstanding borrowings under our floating rate term loan due 2029, with the remainder being used for general corporate purposes.

Committed Credit Facilities and Available Funding Arrangements

As of September 30, 2024, the committed corporate credit facilities available to us and/or our subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2028 (a)	$2,000	$—	$1,464	$536
________
(a)The senior revolving credit facility bears interest at one-month SOFR plus 2.00% and is part of our senior credit facilities, which include the floating rate term loan and the senior revolving credit facility, and which are secured by pledges of capital stock of certain of our subsidiaries, liens on substantially all of our intellectual property and certain other real and personal property.

As of September 30, 2024, we had other uncommitted standby letter of credit facilities (“SBLC facilities”) with an additional letter of credit capacity of up to $400 million. As of September 30, 2024, letters of credit totaling $288 million have been issued on our SBLC facilities.

Debt Covenants

The agreements governing our indebtedness contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries, the incurrence of additional indebtedness and/or liens by us and certain of our subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. Our senior credit facility also contains a maximum leverage ratio requirement. As of September 30, 2024, we were in compliance with the financial covenants governing our indebtedness.

 11.    Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	September 30,	December 31,
	2024	2023
Americas - Debt due to Avis Budget Rental Car Funding (a)	$13,903	$15,502
Americas - Debt borrowings (b)	1,213	1,075
International - Debt borrowings (c)	2,672	2,203
International - Finance leases	179	172
Other	10	55
Deferred financing fees (d)	(84)	(70)
Total	$17,893	$18,937
________
(a)Includes approximately $726 million and $841 million of Class R notes as of September 30, 2024 and December 31, 2023, respectively, which are held by us.
(b)Includes our Repurchase Facility.
(c)In February 2024, we amended our European rental fleet securitization program to increase its capacity to approximately €1.9 billion and extend the maturity of the program to September 2026. We also added £200 million to our capacity within the program.
(d)Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of September 30, 2024 and December 31, 2023 were $66 million and $61 million, respectively.

The following table provides a summary of debt issued by Avis Budget Rental Car Funding during the nine months ended September 30, 2024:

Issuance Date	Maturity Date	Weighted Average Interest Rate	Amount Issued
January 2024	June 2029	5.51%	$1,200
February 2024	April 2026	6.24%	53
February 2024	October 2026	6.18%	37
February 2024	April 2028	6.23%	52
March 2024	October 2027	5.26%	400
March 2024	December 2029	5.35%	700
		5.46%	$2,442

In September 2024, we entered into a repurchase agreement (the “Repurchase Facility”), whereby we may sell our Class D notes issued by Avis Budget Rental Car Funding to the Repurchase Facility counterparty and repurchase such notes. Transactions under the Repurchase Facility have a 180-day tenor. As of September 30, 2024, $116 million was outstanding under the Repurchase Facility, which bears interest at a rate of 6.64%. As of September 30, 2024, we had $195 million of securities pledged as collateral for the Repurchase Facility, included within investment in Avis Budget Rental Car Funding (AESOP) LLC—related party on our Consolidated Condensed Balance Sheets.

Debt Maturities

The following table provides the contractual maturities of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at September 30, 2024:

Debt under Vehicle Programs (a)
Within 1 year (b)	$2,606
Between 1 and 2 years (c)	4,546
Between 2 and 3 years (d)	5,666
Between 3 and 4 years (e)	2,199
Between 4 and 5 years	2,533
Thereafter	427
Total	$17,977
________
(a)    Vehicle-backed debt primarily represents asset-backed securities.
(b)    Includes $0.6 billion of bank and bank-sponsored facilities.
(c)    Includes $1.6 billion of bank and bank-sponsored facilities.
(d)    Includes $2.1 billion of bank and bank-sponsored facilities.
(e)    Includes $0.1 billion of bank and bank-sponsored facilities.

Committed Credit Facilities and Available Funding Arrangements

As of September 30, 2024, available funding under our debt arrangements related to our vehicle programs, including related party debt due to Avis Budget Rental Car Funding, consisted of:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding	$16,848	$13,903	$2,945
Americas - Debt borrowings	1,486	1,213	273
International - Debt borrowings	3,357	2,672	685
International - Finance leases	263	179	84
Other	10	10	—
Total	$21,964	$17,977	$3,987
________
(a)    Capacity is subject to maintaining sufficient assets to collateralize debt. The total capacity for Americas - Debt due to Avis Budget Rental Car Funding includes increases from amendments and restatements of our asset-backed variable-funding financing facilities, which were most recently amended and restated in April 2024.
(b)    The outstanding debt is collateralized by vehicles and related assets of $17.0 billion for Americas - Debt due to Avis Budget Rental Car Funding; $1.9 billion for Americas - Debt borrowings; $3.4 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants

The agreements under our vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of September 30, 2024, we are not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under our vehicle-backed funding programs.

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

We are a defendant in a number of legal proceedings for personal injury arising from the operation of our vehicles. In June 2023, two of our subsidiaries were named as defendants in a lawsuit filed in Dallas, Texas alleging that one of our employees caused the death of an individual with one of our vehicles: Peggy Dawson Edwards, Individually and as Anticipated Representative of the Estate of Michael Edwards, Sr., et. al. v. Avis Budget Car Rental, LLC; PV Holding Corp.; and Kevin Barnes, Cause No. CC-23-03188-E, pending in County Court at Law No. 5 for Dallas County, Texas. The complaint alleges that our subsidiaries are responsible for Mr. Edwards’ death and seeks compensatory and punitive damages in an unspecified amount exceeding $1 million. The court has set a trial date in May 2025 for this lawsuit. Given the early stages of the legal proceedings, it is not possible to predict the outcome of the claim. However, the Company intends to vigorously defend it.

Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable resolutions could occur. We estimate that the potential exposure resulting from adverse outcomes of current legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $40 million in excess of amounts accrued as of September 30, 2024. We do not believe that the impact should result in a material liability to us in relation to our consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

We maintain agreements with vehicle manufacturers under which we have agreed to purchase approximately $3.9 billion of vehicles from manufacturers over the next 12 months, a $2.9 billion decrease compared to December 31, 2023, financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations

Concentrations of credit risk as of September 30, 2024 include (i) risks related to our repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers and primarily with respect to receivables for program cars that have been disposed but for which we have not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $38 million and $23 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

 13.    Stockholders' Equity

Share Repurchases

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023 (the “Stock Repurchase Program”). During the nine months ended September 30, 2024, we repurchased approximately 0.1 million shares of common stock at a cost of approximately $8 million (excluding excise taxes due under the Inflation Reduction Act of 2022) under the Stock Repurchase Program. During the nine months ended September 30, 2023, we repurchased approximately 2.9 million shares of common stock at a cost of approximately $633 million (excluding excise taxes due under the Inflation Reduction Act of 2022) under the Stock Repurchase Program. As of September 30, 2024, approximately $794 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.

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

The components of other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$238	$627	$140	$1,375
Less: net income attributable to non-controlling interests	1	1	3	2
Net income attributable to Avis Budget Group, Inc.	237	626	137	1,373
Other comprehensive income (loss):
Currency translation adjustments (net of tax of $13, $(8), $5 and $(3), respectively) (a)	38	(43)	(7)	(41)
Net unrealized gain (loss) on cash flow hedges (net of tax of $5, $(1), $4 and $(3), respectively)	(16)	2	(12)	9
Minimum pension liability adjustment (net of tax of $(1), $(1), $(1), and $(1), respectively)	1	1	3	3
	23	(40)	(16)	(29)
Comprehensive income attributable to Avis Budget Group, Inc.	$260	$586	$121	$1,344
________
(a)    Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges (a)	Minimum Pension Liability Adjustment (b)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2024	$(3)	$37	$(130)	$(96)
Other comprehensive income (loss) before reclassifications	(7)	4	—	(3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(16)	3	(13)
Net current-period other comprehensive income (loss)	(7)	(12)	3	(16)
Balance, September 30, 2024	$(10)	$25	$(127)	$(112)

Balance, January 1, 2023	$(30)	$45	$(116)	$(101)
Other comprehensive income (loss) before reclassifications	(41)	17	—	(24)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(8)	3	(5)
Net current-period other comprehensive income (loss)	(41)	9	3	(29)
Balance, September 30, 2023	$(71)	$54	$(113)	$(130)
________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include $79 million gain, net of tax, as of September 30, 2024 related to our hedge of our investment in euro-denominated foreign operations (see Note 16 – Financial Instruments).
(a)For the three months ended September 30, 2024 and 2023, amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were gains of $8 million ($5 million, net of tax) and gains of $2 million ($2 million, net of tax), respectively. For the nine months ended September 30, 2024 and 2023, the amounts reclassified from accumulated other comprehensive income (loss) into corporate interest expense were gains of $22 million ($16 million, net of tax) and gains of $10 million ($8 million, net of tax), respectively.
(b)For the three months ended September 30, 2024 and 2023, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were losses of $1 million ($1 million, net of tax) in each period. For the nine months ended September 30, 2024 and 2023, amounts reclassified from accumulated other comprehensive income (loss) into selling, general and administrative expenses were losses of $4 million ($3 million, net of tax) in each period.

 14.    Related Party Transactions

SRS Mobility Ventures, LLC

In 2021, SRS Mobility Ventures, LLC acquired a 33 1/3% Class A Membership Interest in one of our subsidiaries at fair value of $37.5 million. SRS Mobility Ventures, LLC is an affiliate of our largest shareholder, SRS Investment Management, LLC.

On September 1, 2022, through the issuance of Class B Preferred Voting Membership Interests, SRS Mobility Ventures, LLC increased their ownership in this subsidiary to 51% at fair value of $62 million. In accordance with ASC Topic 810-10-40, we must deconsolidate a subsidiary as of the date we cease to have a controlling interest in that subsidiary and recognize the gain or loss in net income at that time. The fair value of our retained investment was determined utilizing a discounted cash flow methodology based on various assumptions, including projections of future cash flows, which include forecast of future revenue and EBITDA. As a result, we deconsolidated our former subsidiary, Avis Mobility Ventures LLC (“AMV”), from our financial statements and began to report our proportional share of the former subsidiary’s income or loss within other (income) expense, net in our Consolidated Condensed Statements of Comprehensive Income as we do not have the ability to direct the significant activities of the former subsidiary and are therefore no longer primary beneficiary of the VIE. Upon deconsolidation, our former subsidiary had a net asset carrying amount of $49 million resulting in a gain of $10 million. In August and October 2023, SRS Mobility Ventures, LLC made capital contributions to AMV, increasing their ownership to approximately 65%. In June 2024, SRS Mobility Ventures, LLC made a capital contribution of approximately $22.2 million to AMV, and we simultaneously settled approximately $11.7 million in receivables from AMV related to services we provided. SRS Mobility Ventures, LLC’s ownership percentage remained at approximately 65% following these transactions.

We continue to provide vehicles, related fleet services, and certain administrative services to AMV to support their operations. The following table provides amounts reported within our Consolidated Condensed Balance Sheets related to our equity method investment in AMV and these services.

	As of	As of
	September 30,	December 31,
	2024	2023
Receivables from AMV (a)	$2	$2
Equity method investment in AMV (b)	29	24
Vehicles, net investment in lease with AMV (c)	99	31
________
(a)    Included within other current assets.
(b)    Included within other non-current assets.
(c)    Included within vehicles, net. See Note 7 – Vehicle Rental Activities.

The components of other (income) expense, net are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Income) expense for services to AMV, net	$1	$(6)	$(1)	$(20)
(Income) loss on equity method investment in AMV, net	2	7	7	23
Other (income) expense, net	$3	$1	$6	$3

 15.    Stock-Based Compensation

We recorded stock-based compensation expense of $1 million ($1 million, net of tax) and $7 million ($5 million, net of tax) during the three months ended September 30, 2024 and 2023, respectively. We recorded stock-based compensation expense of $14 million ($11 million, net of tax) and $23 million ($16 million, net of tax) during the nine months ended September 30, 2024 and 2023, respectively.

As part of our declaration and payment of a special cash dividend in December 2023, we granted additional restricted stock units (“RSUs”) to our award holders with unvested shares as a dividend equivalent, which has been deferred until, and will not be paid unless, the shares of stock underlying the award vest.

The activity related to RSUs consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2024	290	$161.87
Granted (a)	134	111.39
Vested (b)	(120)	137.08
Forfeited	(23)	163.81
Outstanding and expected to vest at September 30, 2024 (c)	281	$148.16	1.4	$25
Performance-based RSUs
Outstanding at January 1, 2024	411	$128.77
Granted (a)	150	112.44
Vested (b)	(222)	68.54
Forfeited	(25)	175.36
Outstanding at September 30, 2024	314	$159.74	1.6	$28
Outstanding and expected to vest at September 30, 2024 (c)	64	$192.77	1.6	$6
________
(a)Reflects the maximum number of stock units assuming achievement of all performance- and time-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time-based RSUs and performance-based RSUs granted during the nine months ended September 30, 2023 was $209.08 and $208.64, respectively.
(b)The total fair value of RSUs vested during the nine months ended September 30, 2024 and 2023 was $32 million and $21 million, respectively.
(c)Aggregate unrecognized compensation expense related to time-based and performance-based RSUs amounted to $28 million and will be recognized over a weighted average vesting period of 1.4 years.

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

We held derivative instruments with absolute notional values as follows:

As of September 30, 2024
Foreign exchange contracts	$1,665
Interest rate caps (a)	15,954
Interest rate swaps	750
________
(a)Represents $10.6 billion of interest rate caps sold, partially offset by approximately $5.4 billion of interest rate caps purchased. These amounts exclude $5.8 billion of interest rate caps purchased by our Avis Budget Rental Car Funding subsidiary as it is not consolidated by us.

Estimated fair values (Level 2) of derivative instruments are as follows:

	As of September 30, 2024		As of December 31, 2023
	Fair Value, Asset Derivatives	Fair Value, Derivative Liabilities	Fair Value, Derivative Assets	Fair Value, Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	$33	$—	$50	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	4	3	5	4
Interest rate caps (c)	4	13	19	74
Total	$41	$16	$74	$78
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
(b)Included in other current assets or other current liabilities.
(c)Included in assets under vehicle programs or liabilities under vehicle programs.

The effects of derivatives recognized in our Consolidated Condensed Financial Statements are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Derivatives designated as hedging instruments (a)
Interest rate swaps (b)	$(16)	$2	$(12)	$9
Euro-denominated notes (c)	(37)	23	(14)	9
Derivatives not designated as hedging instruments (d)
Foreign exchange contracts (e)	(15)	3	(34)	(12)
Interest rate caps (f)	—	—	—	(1)
Total	$(68)	$28	$(60)	$5
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
(e)Included in interest expense.
(f)Primarily included in vehicle interest, net.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

	As of September 30, 2024		As of December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$540	$546	$32	$32
Long-term debt	5,465	5,517	4,791	4,812

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$13,837	$13,981	$15,441	$15,238
Vehicle-backed debt	4,043	4,075	3,422	3,435
Interest rate swaps and interest rate caps (a)	13	13	74	74
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

		Three Months Ended September 30,
		2024		2023
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$2,640	$384	$2,736	$740
	International	840	139	828	196
	Corporate and Other (a)	—	(20)	—	(29)
Total Company		$3,480	$503	$3,564	$907

Reconciliation of Adjusted EBITDA to Income before income taxes:
			2024		2023
	Adjusted EBITDA		$503		$907
Less:	Non-vehicle related depreciation and amortization		58		55
	Interest expense related to corporate debt, net:
	Interest expense		95		80
	Early extinguishment of debt		—		1
	Restructuring and other related charges		6		2
	Transaction-related costs, net		—		3
	Other (income) expense, net (b)		3		1
	Reported within operating expenses:
	Cloud computing costs		12		8
	Income before income taxes		$329		$757
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)Primarily consists of gains or losses related to our equity investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.

		Nine Months Ended September 30,
		2024		2023
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$6,994	$614	$7,180	$1,887
	International	2,085	172	2,064	372
	Corporate and Other (a)	—	(57)	—	(80)
Total Company		$9,079	$729	$9,244	$2,179

Reconciliation of Adjusted EBITDA to Income before income taxes:
			2024		2023
	Adjusted EBITDA		$729		$2,179
Less:	Non-vehicle related depreciation and amortization		177		163
	Interest expense related to corporate debt, net:
	Interest expense		266		221
	Early extinguishment of debt		1		1
	Restructuring and other related charges		23		7
	Transaction-related costs, net		2		3
	Other (income) expense, net (b)		6		3
	Reported within operating expenses:
	Cloud computing costs		33		24
	Legal matters, net		7		5
	Income before income taxes		$214		$1,752
________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)Primarily consists of gains or losses related to our equity investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.

Since December 31, 2023, there have been no significant changes in segment assets exclusive of assets under vehicle programs. As of September 30, 2024 and December 31, 2023, International’s segment assets under vehicle programs were approximately $4.1 billion and $3.7 billion, respectively. This increase in assets under vehicle programs is directly correlated to the size and cost of our vehicle fleet.

18.     Subsequent Events

In October 2024, we repaid the outstanding borrowings under our floating rate term loan due 2029 which had an aggregate outstanding balance of $535 million plus accrued interest.

In October 2024, we repurchased approximately 422 thousand shares of common stock at a cost of approximately $34.5 million under the Stock Repurchase Program.

In November 2024, we reduced the capacity under our asset-backed variable-funding financing facilities by $770 million.

* * * *

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes included in this Quarterly Report on Form 10-Q and with our 2023 Form 10-K. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including those discussed in “Forward-Looking Statements.” See “Forward-Looking Statements” and “Risk Factors” for additional information. Unless otherwise noted, all dollar amounts in tables are in millions.

OVERVIEW
Our Company

We operate three of the most globally recognized brands in mobility solutions, Avis, Budget and Zipcar, together with several other brands well recognized in their respective markets. We are a leading vehicle rental operator in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet of approximately 736,000 vehicles in third quarter 2024. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

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

Business and Trends

Our strategy continues to primarily focus on customer experience and costs to strengthen our Company, maximize profitability, and deliver stakeholder value. During the three months ended September 30, 2024, we generated revenues of $3.5 billion, net income of $238 million and Adjusted EBITDA of $503 million. These results were primarily driven by consistent year-over-year volume, decreased revenue per day, and increased fleet and interest costs.

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

During the nine months ended September 30, 2024:

•Our revenues totaled $9.1 billion, a decrease of $165 million year-over-year, primarily due to decreased revenue per day, partially offset by an increase in volume.
•Our net income was $137 million, representing a decrease of $1.2 billion year-over-year, primarily due to increased fleet and interest costs.
•Our Adjusted EBITDA was $729 million, representing a decrease of $1.5 billion year-over-year.

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

Our consolidated condensed results of operations comprised of the following:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenues	$3,480	$3,564	$(84)	(2%)

Expenses
Operating	1,575	1,543	32	2%
Vehicle depreciation and lease charges, net	806	517	289	56%
Selling, general and administrative	367	397	(30)	(8%)
Vehicle interest, net	241	208	33	16%
Non-vehicle related depreciation and amortization	58	55	3	5%
Interest expense related to corporate debt, net:
Interest expense	95	80	15	19%
Early extinguishment of debt	—	1	(1)	n/m
Restructuring and other related charges	6	2	4	n/m
Transaction-related costs, net	—	3	(3)	n/m
Other (income) expense, net	3	1	2	n/m
Total expenses	3,151	2,807	344	12%

Income before income taxes	329	757	(428)	(57%)
Provision for income taxes	91	130	(39)	(30%)
Net income	238	627	(389)	(62%)
Less: net income attributable to non-controlling interests	1	1	—	n/m
Net income attributable to Avis Budget Group, Inc.	$237	$626	$(389)	(62%)
___________
n/m - Not Meaningful

Revenues decreased $84 million, or 2%, during the three months ended September 30, 2024 compared to the similar period in 2023, primarily due to a 2% decrease in revenue per day, excluding exchange rate effects, partially offset by a $6 million positive impact from currency exchange rate movements. Total expenses increased 12% during the three months ended September 30, 2024 compared to the similar period in 2023, primarily due to increased fleet and interest costs. Our effective tax rates were a provision of 27.7% and 17.2% for the three months ended September 30, 2024 and 2023, respectively. As a result of these items, our net income decreased by $389 million compared to the similar period in 2023. For the three months ended September 30, 2024 and 2023, we reported earnings per diluted share of $6.65 and $16.78, respectively.

Operating expenses increased to 45.2% of revenue during the three months ended September 30, 2024 compared to 43.3% during the similar period in 2023, primarily due to an increase in fleet costs. Vehicle depreciation and lease charges increased to 23.2% of revenue during the three months ended September 30, 2024 compared to 14.5% during the similar period in 2023, primarily due to increased per unit fleet costs, excluding exchange rate effects, driven by increased depreciation rates and a decrease in the gain on sale of vehicles. Selling, general and administrative costs decreased to 10.5% of revenue during the three months ended September 30, 2024 compared to 11.1% during the similar period in 2023, primarily due to decreased commissions and other selling, general and administrative costs. Vehicle interest costs increased to 6.9% of revenue during the three months ended September 30, 2024, compared to 5.8% during the similar period in 2023, primarily due to rising interest rates.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of net income to Adjusted EBITDA:

		Three Months Ended September 30,
		2024		2023
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$2,640	$384	$2,736	$740
	International	840	139	828	196
	Corporate and Other (a)	—	(20)	—	(29)
	Total Company	$3,480	$503	$3,564	$907

Reconciliation of Net income to Adjusted EBITDA:
			2024		2023
	Net income		$238		$627
	Provision for income taxes		91		130
	Income before income taxes		329		757
Add:	Non-vehicle related depreciation and amortization		58		55
	Interest expense related to corporate debt, net:
	Interest expense		95		80
	Early extinguishment of debt		—		1
	Restructuring and other related charges		6		2
	Transaction-related costs, net		—		3
	Other (income) expense, net (b)		3		1
	Reported within operating expenses:
	Cloud computing costs		12		8
	Adjusted EBITDA		$503		$907
__________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)Primarily consists of gains or losses related to our equity investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.

Americas

	Three Months Ended September 30,
	2024	2023	% Change
Revenues	$2,640	$2,736	(4%)
Adjusted EBITDA	384	740	(48%)

Revenues decreased during the three months ended September 30, 2024 compared to the similar period in 2023, primarily due to a 2% decrease in volume, a 1% decrease in revenue per day and a $4 million negative impact from currency exchange rate movements.

Operating expenses increased to 45.9% of revenue during the three months ended September 30, 2024 compared to 44.1% during the similar period in 2023, primarily due to an increase in fleet costs. Vehicle depreciation and lease charges increased to 23.2% of revenue during the three months ended September 30, 2024 compared to 13.2% during the similar period in 2023, primarily due to increased per-unit fleet costs, driven by increased depreciation rates and a decrease in the gain on sale of vehicles. Selling, general and administrative costs decreased to 9.0% of revenue during the three months ended September 30, 2024 compared to 9.3% during the similar period in 2023, primarily due to decreased commissions and other selling, general and administrative costs. Vehicle interest costs increased to 7.5% of revenue during the three months ended September 30, 2024 compared to 6.4% during the similar period in 2023, primarily due to rising interest rates.

Adjusted EBITDA decreased during the three months ended September 30, 2024 compared to the similar period in 2023, primarily due to higher per-unit fleet and interest costs.

International

	Three Months Ended September 30,
	2024	2023	% Change
Revenues	$840	$828	1%
Adjusted EBITDA	139	196	(29%)
Revenues increased during the three months ended September 30, 2024, compared to the similar period in 2023, primarily due to a 5% increase in volume and a $10 million positive impact from currency exchange rate movements, partially offset by a 5% decrease in revenue per day, excluding exchange rate effects.

Operating expenses increased to 41.4% of revenue during the three months ended September 30, 2024 compared to 39.4% during the similar period in 2023, primarily due to an increase in volume. Vehicle depreciation and lease charges increased to 23.1% of revenue during the three months ended September 30, 2024 compared to 18.7% during the similar period in 2023, primarily due to increased per-unit fleet costs, excluding exchange rate effects, driven by increased fleet levels, increased depreciation rates, and a decrease in the gain on sale of vehicles. Selling, general and administrative costs decreased to 13.8% of revenue during the three months ended September 30, 2024 compared to 14.2% during the similar period in 2023 primarily due to decreased other selling, general and administrative costs. Vehicle interest costs increased to 5.2% of revenue during the three months ended September 30, 2024 compared to 4.1% during the similar period in 2023, primarily due to rising interest rates.

Adjusted EBITDA decreased during the three months ended September 30, 2024 compared to the similar period in 2023, primarily due to higher per-unit fleet and interest costs and a $3 million negative impact from currency exchange rate movements.

Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023
Our consolidated condensed results of operations comprised of the following:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenues	$9,079	$9,244	$(165)	(2%)

Expenses
Operating	4,451	4,325	126	3%
Vehicle depreciation and lease charges, net	2,175	1,157	1,018	88%
Selling, general and administrative	1,040	1,099	(59)	(5%)
Vehicle interest, net	724	513	211	41%
Non-vehicle related depreciation and amortization	177	163	14	9%
Interest expense related to corporate debt, net:
Interest expense	266	221	45	20%
Early extinguishment of debt	1	1	—	n/m
Restructuring and other related charges	23	7	16	n/m
Transaction-related costs, net	2	3	(1)	n/m
Other (income) expense, net	6	3	3	n/m
Total expenses	8,865	7,492	1,373	18%

Income before income taxes	214	1,752	(1,538)	(88%)
Provision for income taxes	74	377	(303)	(80%)
Net income	140	1,375	(1,235)	(90%)
Less: net income attributable to non-controlling interests	3	2	1	n/m
Net income attributable to Avis Budget Group, Inc.	$137	$1,373	$(1,236)	(90%)
________
n/m - Not Meaningful

Revenues decreased $165 million or 2% during the nine months ended September 30, 2024 compared to the similar period in 2023, primarily due to a 4% decrease in revenue per day, excluding exchange rate effects, and a $4 million negative impact from currency exchange rate movements, partially offset by a 2% increase in volume. Total expenses increased 18% during the nine months ended September 30, 2024, compared to the similar period in 2023, primarily due to increased fleet and interest costs. Our effective tax rates were a provision of 34.6% and 21.5% for the nine months ended September 30, 2024 and 2023, respectively. As a result of these items, our net income decreased by $1.2 billion compared to the similar period in 2023. For the nine months ended September 30, 2024 and 2023, we reported earnings per diluted share of $3.84 and $34.71, respectively.

Operating expenses increased to 49.0% of revenue during the nine months ended September 30, 2024 compared to 46.8% during the similar period in 2023, primarily due to an increase in volume. Vehicle depreciation and lease charges increased to 24.0% of revenue during the nine months ended September 30, 2024 compared to 12.5% during the similar period in 2023, primarily due to increased per unit fleet costs, excluding exchange rate effects, driven by increased fleet levels, increased depreciation rates, and a decrease in the gain on sale of vehicles. Selling, general and administrative costs decreased to 11.5% of revenue during the nine months ended September 30, 2024, compared to 11.9% during the similar period in 2023, primarily due to decreased marketing costs and other selling, general and administrative costs. Vehicle interest costs increased to 8.0% of revenue during the nine months ended September 30, 2024 compared to 5.5% during the similar period in 2023, primarily due to rising interest rates.

Following is a more detailed discussion of the results of each of our reportable segments and reconciliation of Net income to Adjusted EBITDA:

		Nine Months Ended September 30,
		2024		2023
		Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
	Americas	$6,994	$614	$7,180	$1,887
	International	2,085	172	2,064	372
	Corporate and Other (a)	—	(57)	—	(80)
	Total Company	$9,079	$729	$9,244	$2,179

Reconciliation of Net income to Adjusted EBITDA:
			2024		2023
	Net income		$140		$1,375
	Provision for income taxes		74		377
	Income before income taxes		214		1,752
Add:	Non-vehicle related depreciation and amortization		177		163
	Interest expense related to corporate debt, net:
	Interest expense		266		221
	Early extinguishment of debt		1		1
	Restructuring and other related charges		23		7
	Transaction-related costs, net		2		3
	Other (income) expense, net (b)		6		3
	Reported within operating expenses:
	Cloud computing costs		33		24
	Legal matters, net		7		5
	Adjusted EBITDA		$729		$2,179
________
(a)Includes unallocated corporate overhead which is not attributable to a particular segment.
(b)Primarily consists of gains or losses related to our equity investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.

Americas

	Nine Months Ended September 30,
	2024	2023	% Change
Revenues	$6,994	$7,180	(3%)
Adjusted EBITDA	614	1,887	(67%)

Revenues decreased during the nine months ended September 30, 2024 compared to the similar period in 2023, primarily due to a 3% decrease in revenue per day and a $6 million negative impact from currency exchange rate movements, partially offset by a 1% increase in volume.

Operating expenses increased to 49.3% of revenue during the nine months ended September 30, 2024 compared to 47.1% during the similar period in 2023, primarily due to an increase in volume. Vehicle depreciation and lease charges increased to 23.7% of revenue during the nine months ended September 30, 2024 compared to 11.0% during the similar period in 2023, primarily due to increased per-unit fleet costs, driven by increased fleet levels, increased depreciation rates, and a decrease in the gain on sale of vehicles. Selling, general and administrative costs were approximately 9.5% of revenue during the nine months ended September 30, 2024 compared to 9.7% during the similar period in 2023, primarily due to decreased marketing costs and other selling, general and administrative costs. Vehicle interest costs increased to 8.7% of revenue during the nine months ended September 30, 2024 compared to 6.0% during the similar period in 2023, primarily due to rising interest rates.

Adjusted EBITDA decreased during the nine months ended September 30, 2024 compared to the similar period in 2023, primarily due to higher per-unit fleet and interest costs, and approximately $2 million negative impact from currency exchange rate movements.

International

	Nine Months Ended September 30,
	2024	2023	% Change
Revenues	$2,085	$2,064	1%
Adjusted EBITDA	172	372	(54%)
Revenues increased during the nine months ended September 30, 2024 compared to the similar period in 2023, primarily due to a 5% increase in volume, a $2 million positive impact from currency exchange rate movements, partially offset by a 4% decrease in revenue per day, excluding exchange rate effects.
Operating expenses increased to 46.4% of revenue during the nine months ended September 30, 2024 compared to 44.8% during the similar period in 2023, primarily due to an increase in volume. Vehicle depreciation and lease charges increased to 24.8% of revenue during the nine months ended September 30, 2024 compared to 17.7% during the similar period in 2023, primarily due to increased per-unit fleet costs, excluding exchange rate effects, driven by increased fleet levels, increased depreciation rates, and a decrease in the gain on sale of vehicles. Selling, general and administrative costs were approximately 15.5% of revenue during the nine months ended September 30, 2024 compared to 15.6% during the similar period in 2023. Vehicle interest costs increased to 5.6% of revenue during the nine months ended September 30, 2024 compared to 3.9% during the similar period in 2023, primarily due to rising interest rates.

Adjusted EBITDA decreased during the nine months ended September 30, 2024 compared to the similar period in 2023, primarily due to higher per-unit fleet and interest costs, and approximately $11 million negative impact from currency exchange rate movements.

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
FINANCIAL CONDITION

	September 30, 2024	December 31, 2023	Change
Total assets exclusive of assets under vehicle programs	$9,647	$9,590	$57
Total liabilities exclusive of liabilities under vehicle programs	11,651	10,095	1,556
Assets under vehicle programs	23,102	22,979	123
Liabilities under vehicle programs	21,327	22,817	(1,490)
Total stockholders’ equity	(229)	(343)	114

The increase in liabilities exclusive of liabilities under vehicle programs is primarily due to the increase in corporate indebtedness from the issuance of senior notes. See “Liquidity and Capital Resources,” and Note 10 – Long-term Corporate Debt and Borrowing Arrangements to our Consolidated Condensed Financial Statements.

The decrease in liabilities under vehicle programs is primarily due to the repayment of debt.

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

In May 2024, we issued an additional €200 million 7.250% euro-denominated Senior Notes due July 2030, at 100.25% of their face value, with interest payable semi-annually. Net proceeds from the offering were used for general corporate purposes.

In September 2024, we issued $700 million of 8.250% Senior Notes due January 2030, at par, with interest payable semi-annually. In October 2024, we used net proceeds from the offering to repay the outstanding borrowings under our floating rate term loan due 2029, with the remainder being used for general corporate purposes.

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

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023. Our stock repurchases may occur through open market purchases, privately negotiated transactions or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restricted payment capacity under our debt instruments and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time without prior notice. The Stock Repurchase Program has no set expiration or termination date. During the nine months ended September 30, 2024, we repurchased approximately 0.1 million shares of common stock at a cost of approximately $8 million (excluding excise taxes due under the Inflation Reduction Act of 2022) under the Stock Repurchase Program. As of September 30, 2024, approximately $794 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.

CASH FLOWS

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2024	2023	Change
Cash provided by (used in):
Operating activities	$2,746	$3,035	$(289)
Investing activities	(2,696)	(6,930)	4,234
Financing activities	(43)	3,978	(4,021)
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(2)	(4)	2
Net increase in cash and cash equivalents, program and restricted cash	5	79	(74)
Cash and cash equivalents, program and restricted cash, beginning of period	644	642	2
Cash and cash equivalents, program and restricted cash, end of period	$649	$721	$(72)

The decrease in cash provided by operating activities during the nine months ended September 30, 2024 compared with the similar period in 2023 is primarily due to the decrease in our net income.

The decrease in cash used in investing activities during the nine months ended September 30, 2024 compared with the similar period in 2023 is primarily due to the decrease in our investment in vehicles.

The decrease in cash provided by financing activities during the nine months ended September 30, 2024 compared with the similar period in 2023 is primarily due to the increase in our payments under vehicle programs, partially offset by the increase in our net corporate borrowings.

DEBT AND FINANCING ARRANGEMENTS

At September 30, 2024, we had approximately $23.9 billion of indebtedness, including corporate indebtedness of approximately $6.0 billion and debt under vehicle programs of approximately $17.9 billion. For information regarding our debt and borrowing arrangements, see Notes 1, 10 and 11 to our Consolidated Condensed Financial Statements.

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

Our liquidity has in the past been, and could in the future be, negatively affected by any financial market disruptions or a worsening of the United States and worldwide economies, or by increases in interest rates, which may result in unfavorable conditions in the mobility industry, in the asset-backed financing market and in the credit markets generally. We believe these factors have affected and could further affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a worsening or prolonged downturn in the worldwide economy or a disruption in the credit markets could further impact our liquidity due to (i) decreased demand and pricing for vehicles in the used-vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs under, our financings, (iii) the adverse impact of vehicle manufacturers being unable or unwilling to honor their obligations to repurchase or guarantee the depreciation on the related program vehicles and (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market.

As of September 30, 2024, we had $602 million of available cash and cash equivalents and access to available borrowings under our revolving credit facility of approximately $536 million, providing us with access to approximately $1.1 billion of total liquidity.

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the consolidated first lien leverage ratio requirement and other covenants associated with our senior credit facilities and other borrowings. As of September 30, 2024, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2023 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2023 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $2.9 billion from December 31, 2023, to approximately $3.9 billion as of September 30, 2024 due to existing fleet levels. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Notes 10 and 11 to our Consolidated Condensed Financial Statements.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and fuel prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used September 30, 2024 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded fuel. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded fuel would not have a material impact on our earnings for the period ended September 30, 2024. For additional information regarding our long-term borrowings and financial instruments, see Notes 10, 11 and 16 to our Consolidated Condensed Financial Statements.

Item 4.    Controls and Procedures

(a)Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

(b)Changes in Internal Control Over Financial Reporting. During the third quarter of 2024, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

During the quarter ended September 30, 2024, we had no material developments to report with respect to our risk factors. For additional information regarding our risk factors, please refer to our 2023 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (in millions) (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($ in millions)
July 2024	0.0	$—	0.0	$802
August 2024	0.0	$—	0.0	$802
September 2024	0.1	$81.97	0.1	$794
	0.1	$81.97	0.1	$794
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

Item 5.    Other Information

During the quarter ended September 30, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date:	November 1, 2024	/s/ Cathleen DeGenova
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
4.1
Indenture, dated as of September 13, 2024, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., together as issuers, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 13, 2024).

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