Form 10-K
period 2024-12-31
AVIS BUDGET GROUP, INC.
filed 2025-02-14
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,797,778,805 based on the closing price of its common stock on the Nasdaq Global Select Market.
As of February 7, 2025, the number of shares outstanding of the registrant’s common stock was 35,110,440.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be mailed to stockholders in connection with the registrant’s 2025 annual meeting of stockholders (the “Annual Proxy Statement”) are incorporated by reference into Part III hereof.

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

•a change in our fleet costs, including as a result of a change in the cost of new vehicles, resulting from inflation, tariffs or otherwise, manufacturer recalls, disruption in the supply of new vehicles, including due to labor actions, tariffs or otherwise, shortages in semiconductors used in new vehicle production, and/or a change in the price at which we dispose of used vehicles either in the used vehicle market or under repurchase or guaranteed depreciation programs;

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

•an occurrence or threat of terrorism, pandemics, severe weather events or natural disasters, military conflicts, including the ongoing military conflict in Eastern Europe, or civil unrest in the locations in which we operate, and the potential effects of sanctions on the world economy and markets and/or international trade;

•any substantial changes in the cost or supply of fuel, vehicle parts, energy, labor or other resources on which we depend to operate our business, including as a result of pandemics, inflation, tariffs, the ongoing military conflict in Eastern Europe, and any embargoes on oil sales imposed on or by the Russian government;

•our ability to successfully implement or achieve our business plans and strategies, achieve and maintain cost savings and adapt our business to changes in mobility;

•political, economic, or commercial instability and/or political, regulatory, or legal changes in the countries in which we operate, and our ability to conform to multiple and conflicting laws or regulations in those countries;

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

•our exposure to uninsured or unpaid claims in excess of historical levels or changes in the number of incidents or cost per incident, and our ability to obtain insurance at desired levels and the cost of that insurance;

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

•significant changes in the timing of our fleet rotation, carrying value of goodwill, or long-lived assets, including when there are events or changes in circumstances that indicate the carrying value may exceed the current fair value, which could result in a significant impairment charge; and

•other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services.

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

On average, our global rental fleet totaled approximately 695,000 vehicles in 2024. We completed over 38 million vehicle rental transactions worldwide and generated total revenues of approximately $11.8 billion during 2024. Our brands and mobility solutions have an extended global reach with approximately 10,250 rental locations throughout the world, including approximately 3,800 locations operated by our licensees.

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

OUR STRATEGY

For 2025, we expect our strategy to focus on transforming key parts of our business through technology, system enhancements and data, particularly with respect to customer experience, revenue generation and costs. We believe this strategy, together with a change in fourth quarter 2024 in our fleet strategy to accelerate certain fleet rotations (as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Part II, Item 7), will continue to strengthen our Company, maximize profitability, and deliver stakeholder value. With respect to customer experience, our aim will continue to be to deliver a superior customer journey. For revenue, we will focus on optimizing mix and marketing, and for costs, we plan to implement centers of excellence and develop new tools and capabilities to increase margin.

OUR BRANDS AND OPERATIONS

OUR BRANDS

Our Avis, Budget and Zipcar brands are three of the most recognized brands in our industry. We believe that each of our brands is positioned to be embraced by different target customers, and we see benefits and savings from our brands sharing some of the same facilities, systems, and administrative infrastructure. In addition, we are able to recognize benefits as a result of complementary demand patterns with commercial rentals occurring primarily on business days and leisure rentals occurring primarily on holidays and weekends. We also operate the Payless and Apex brands in the value segment of the car rental industry. In addition, we further extend our offerings through our AmicoBlu, Maggiore, and Morini Rent brands in Italy; FranceCars brand in France, ACL Hire and McNicoll Hire brands in the UK; and Turiscar and Turisprime brands in Portugal.

The following graphs present the approximate composition of our revenues in 2024.
*     Includes Budget Truck.
**     Includes Zipcar and other operating brands.

The Avis brand provides high-quality vehicle rental and other mobility solutions at price points generally above non-branded and value-branded vehicle rental companies and serves the premium commercial and leisure segments of the travel industry.

In 2024, our Company-operated Avis locations generated total revenues of approximately $6.8 billion. The following graphs present the approximate composition of our Avis revenues in 2024.
We also license the Avis brand to independent commercial owners who operate approximately half of our locations worldwide and generally pay royalty fees to us based on a percentage of applicable revenues. In 2024, these royalty fees totaled approximately 1% of our Avis revenues.

We operate or license Avis vehicle rental locations at virtually all of the largest commercial airports and cities in the world. The table below presents the approximate number of Avis locations as of December 31, 2024.

	Avis Locations*
	Americas	International	Total
Company-operated locations	2,075	970	3,045
Licensee locations	430	1,635	2,065
Total Avis Locations	2,505	2,605	5,110
*     Certain locations support multiple brands.

We offer Avis customers a variety of premium services, including:

•the Avis mobile application, which allows customers a unique and innovative way to control many elements of their rental experience via their mobile devices without the need to visit the rental counter. In many United States locations, the application also allows customers to choose, exchange or upgrade their vehicles upon arrival and utilize a unique code to exit via our automated Express Exit for a completely contactless rental experience. The application also allows customers to track Avis shuttle buses to rental locations, find their vehicle, and locate nearby gas stations and parking facilities;

•Avis Preferred, our frequent renter rewards program that offers counter bypass at major airport locations, as well as additional benefits at different customer status levels, such as vehicle upgrades;

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

In 2024, our Company-operated Budget vehicle rental operations generated total revenues of approximately $4.3 billion. The following graphs present the approximate composition of our Budget revenues in 2024.

We also license the Budget brand to independent commercial owners who generally pay royalty fees to us based on a percentage of applicable revenues. In 2024, these royalty fees totaled approximately 1% of our Budget revenues.

Car Rental

We operate or license Budget car rental locations at airports and in cities worldwide. The table below presents the approximate number of Budget car rental locations as of December 31, 2024.

	Budget Locations*
	Americas	International	Total
Company-operated locations	1,425	785	2,210
Licensee locations	530	1,030	1,560
Total Budget Locations	1,955	1,815	3,770
*     Certain locations support multiple brands.

Budget offers its customers several products and services similar to Avis, such as refueling options, roadside assistance, electronic toll collection, and other supplemental rental products, e-receipts and special rental rates for frequent renters. In addition, Budget’s Fastbreak service expedites rental service for frequent travelers and the mobile application allows customers to reserve, modify and cancel reservations on their mobile devices.
Budget Truck

Our Budget Truck rental business is one of the largest local and one-way truck and cargo van rental businesses in the United States. As of December 31, 2024, our Budget Truck fleet is comprised of approximately 22,000 vehicles that are rented through a network of approximately 400 Company-operated and 380 dealer-operated locations throughout the continental United States. These dealers are independently-owned businesses that generally operate other retail service businesses. In addition to their principal businesses, the dealers rent our light- and medium-duty trucks and commercial cargo vans to customers and are responsible for collecting payments on our behalf. The dealers receive a commission on all truck, van and ancillary equipment rentals. The Budget Truck rental business serves both the light commercial and consumer sectors. The light commercial sector consists of a wide range of businesses that rent light- to medium-duty trucks, which we define as trucks having a gross vehicle weight of less than 26,000 pounds, for a variety of commercial applications. The consumer sector consists primarily of individuals who rent trucks to move household goods on either a one-way or local basis.

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

Payless is a leading rental car supplier serving the deep-value segment of the industry, which we license or operate in approximately 285 locations worldwide, including more than 175 locations operated by licensees and approximately 110 Company-operated locations primarily located in North America, the majority of which are at or near major airports. Payless’ rental fees are often lower than those of larger, more established vehicle rental brands. The Payless business model allows us to extend the life-cycle of a portion of our rental fleet, as we “cascade” certain vehicles that exceed certain Avis and Budget age or mileage thresholds to be used by Payless.

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

Marketing and Sales

We support our brands through a range of marketing channels and campaigns, including traditional media as well as digital media, including internet and email marketing, social media, streaming services, and mobile device applications. Our Avis brand campaign Plan On Us highlights the trust our customers have in us. We also market through sponsorships of major sports entities and charitable organizations. We utilize a customer relationship management system that enables us to deliver more targeted and relevant offers to customers across online and offline channels, including an expedited and contactless rental process and loyalty programs that reward frequent renters with free rental days and car class upgrades.

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

In 2024, approximately 51% of vehicle rental transactions originating from Avis locations were generated by travelers who rented from Avis under contracts between Avis and their employers or through membership in an organization with which Avis has a contractual affiliation. We offer Avis Budget Group Business Intelligence, an online portal complete with rental summary dashboards, visualizations and detailed reports that provides our corporate customers with insight into their program’s performance, giving them direct access to more data in a customer-facing portal offering useful data insights, including options to customize and schedule reports. Avis also maintains marketing relationships with other travel partners through which we are able to offer their customers incentives to rent from Avis.

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

LICENSING

We have licensees in approximately 175 countries throughout the world. Royalty fee revenues derived from our vehicle rental licensees in 2024 totaled $143 million, with $104 million in our International segment and $39 million in our Americas segment. Licensed locations are independently operated by our licensees and range from large operations at major airport locations and territories encompassing entire countries to relatively small operations in suburban or rural locations. Our licensees generally maintain separate independently owned and operated fleets. Royalties generated from licensing provide us with a source of high-margin revenue because there are relatively limited additional costs associated with fees paid by licensees to us. In some geographies we facilitate one-way vehicle rentals between Company-operated and licensed locations, which enables us to offer an integrated network of locations to our customers.

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

Fleet Purchases

We maintain a diverse rental fleet, in which no vehicle brand represented more than 19% of our 2024 fleet purchases, and we regularly adjust our fleet levels to be consistent with anticipated demand. We participate in a variety of vehicle purchase programs with major vehicle manufacturers. In 2024, we primarily purchased from the following vehicle brands: Toyota, Ford, Chevrolet, Kia, Volkswagen, Hyundai, Jeep, Dodge, Subaru, Honda, Volvo and Genesis.

Fleet costs represented approximately 21% of our aggregate expenses in 2024. Fleet costs can vary significantly from year to year based on the prices at which we are able to purchase and dispose of rental vehicles, the mix of risk and program vehicles, holding periods, and overall fleet mix.

In 2024, approximately 10% of our average rental fleet was comprised of vehicles subject to agreements requiring automobile manufacturers to repurchase vehicles at a specified price during a specified time period or guarantee our rate of depreciation on the vehicles during a specified period of time; or vehicles subject to operating leases with a fixed lease period and interest rate. We refer to vehicles subject to these agreements as “program” vehicles and vehicles not subject to these agreements as “risk” vehicles because we retain the risk associated with such vehicles’ residual values at the time of their disposition. Our agreements with automobile manufacturers typically require that we pay more for program vehicles and maintain them in our fleet for a minimum number of months and impose certain return conditions, including vehicle condition and mileage requirements. When we return program vehicles to the manufacturer, we receive the price guaranteed at the time of purchase and are therefore protected from fluctuations in the price of previously-owned vehicles in the wholesale market. In 2024, approximately 30% of the vehicles we disposed of were program vehicles sold pursuant to repurchase or guaranteed depreciation programs. Over the past several years, program vehicles have comprised of a decreasing proportion of our fleet. The approximate percentage of program vehicles in our average rental fleet within each of our reportable segments in 2024 was 46% for International and less than 1% for the Americas. The future percentages of program and risk vehicles in our fleet will depend on several factors, including our expectations for future used vehicle prices, our seasonal needs and the availability and attractiveness of manufacturers’ repurchase and guaranteed depreciation programs.

Fleet Dispositions

We dispose of our risk vehicles largely through alternative disposition channels, including direct-to-consumer, online auctions, and direct-to-dealer sales, as well as through more traditional automobile auctions. Alternative disposition channels provide the opportunity to increase speed to sale and vehicle sales prices and also to reduce relevant fleet costs when compared to selling vehicles at auctions. We sell vehicles direct to consumers through our retail locations and through RubyCar, our online retail sales platform, which offers customers the ability to purchase well-maintained, late-model rental vehicles from our fleet. We dispose of our program vehicles in accordance with repurchase or guaranteed depreciation programs with major vehicle manufacturers.

Fleet Utilization

In 2024, our average quarterly vehicle rental fleet size ranged from a low of approximately 667,000 vehicles in the first quarter to a high of approximately 736,000 vehicles in the third quarter. Average quarterly fleet utilization for 2024, which is based on the number of rental days (or portion thereof) that vehicles are rented compared to the total amount of time that vehicles are available for rent, ranged from approximately 66% to 72%. Our average car rental fleet size and utilization are typically highest in the summer months. Our calculation of utilization may not be comparable to other companies’ calculation of similarly titled metrics.

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

The following chart presents our quarterly revenues for the years ended December 31, 2022, 2023 and 2024.
COMPETITION

The competitive environment for our industry is generally characterized by intense price and service competition among global, local and regional competitors. Competition in our vehicle rental operations is based primarily upon price; customer service quality, including usability of booking systems and ease of rental and return; vehicle availability; vehicle condition, age and mileage; rental locations; product innovation and national or international distribution. In addition, competition is also influenced strongly by advertising, marketing, loyalty programs and brand reputation. We believe the prominence and service reputation of our brands, extensive worldwide ownership of mobility solutions and commitment to innovation provides us with a competitive advantage.

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

OUR INTELLECTUAL PROPERTY

We rely primarily on a combination of trademark, trade secret and copyright laws, as well as contractual provisions with employees and third parties, to establish and protect our intellectual property rights. The service marks “Avis,” “Budget,” and “Zipcar” and related marks or designs incorporating such terms and related logos and marks such as “Plan On Us,” “We Try Harder” and “Own The Trip, Not The Car,” “Preferred,” and “Fastbreak” are material to our vehicle rental and car sharing businesses. Our subsidiaries and licensees actively use these marks. All of the material marks used by Avis, Budget and Zipcar are registered (or have applications pending for registration) with the U.S. Patent and Trademark Office as well as in foreign jurisdictions. Our subsidiaries own the marks and other intellectual property, including the Wizard system, used in our business. We also own trademarks and logos related to the “Apex Car Rentals” brand in Australia and New Zealand, the “Payless Car Rental” brand in the United States and several other countries, the “Maggiore” and “Morini Rent” brands in Italy, the “FranceCars” brand in France and the “Turiscar” brand in Portugal. Our subsidiaries have also filed patent applications pertaining to fleet and connected car technology in the United States and other countries.

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

•More Sustainable Fleet: We are actively anticipating and driving changes in mobility. Connected vehicles are likely to become a common feature worldwide, along with an increased use of electric and shared vehicles, which is why we are building on our core experience, data intelligence and technology to develop entirely new lines of business and extend our offering and capabilities for our customers, businesses and cities. Our efforts include:

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

Social: We believe that our success has its foundation in how we treat our employees. We seek to foster an environment where communication among our employees is open, honest, and respectful; performance is recognized; growth is encouraged; and accomplishments—individual and collective—are celebrated. We also seek to support the well-being and development of the people we employ and the communities in which they work. Our efforts include:

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

Employees

As of December 31, 2024, we employed approximately 24,000 people worldwide, of whom approximately 7,000 were employed on a part-time basis. Of our approximately 24,000 employees, approximately 8,000 were employed in our International segment. In our Americas segment, the majority of our employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. In our International segment, we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. Many of our employees are covered by a variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions.

We strive to maintain satisfactory relationships with all of our employees, including the unions and work councils representing these employees. As of December 31, 2024, approximately 29% of our employees were covered by collective bargaining or similar agreements with various labor unions. We believe our employee relations are satisfactory. We have never experienced a large-scale work stoppage.

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

REGULATION

We are subject to a wide variety of laws and regulations in the countries in which we operate, including those relating to, among others, consumer protection, insurance products and rates, franchising and distribution, customer privacy and data protection, securities and public disclosure, competition and antitrust, environmental matters, taxes, automobile-related liability, corruption and anti-bribery, labor and employment matters, health and safety, claims management, automotive retail sales, currency-exchange and other various banking and financial industry regulations, cost and fee recovery, the protection of our trademarks and other intellectual property, ESG matters and local ownership or investment requirements. Additional information about the regulations that we are subject to can be found in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

AVAILABLE INFORMATION

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

Additionally, pricing in the vehicle rental industry is impacted by the size and age of rental fleets and the supply of vehicles available for rent. Any significant fluctuations in the supply of rental vehicles, including as a result of actions taken by our competitors that increases fleet significantly above market demand, could negatively affect our pricing, operating plans or results of operations.

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

Fleet costs typically represent our single largest expense and can vary from year to year based on the prices that we are able to purchase and dispose of our vehicles. We purchase program vehicles, which are guaranteed a rate of depreciation through agreements with auto manufacturers, and non-program, or risk vehicles. In 2024, on average approximately 90% of our rental fleet was comprised of risk vehicles.

The costs of our risk vehicles are impacted (sometimes negatively) by the relative strength of the used car market, particularly the market for one- to two-year old used vehicles, or potentially by the insolvency or bankruptcy of an auto manufacturer from whom we purchase vehicles. We currently sell risk vehicles through various sales channels in the used vehicle marketplace, including traditional auctions, and alternative disposition channels, including online auctions, direct-to-dealer sales and directly to consumers through either retail lots or online. These channels may not produce stable vehicle prices in the future, as the market for used vehicles is subject to changes in demand for such vehicles, consumer interests, inventory levels, new car pricing, interest rates, fuel costs, tariffs and general economic conditions. A reduction in residual values for risk vehicles in our rental fleet could cause us to sustain a substantial loss on the sale of such vehicles or require us to depreciate those vehicles at a more accelerated rate than previously anticipated while we own them.

If the market value of the vehicles in our fleet is reduced or our ability to sell vehicles in the used vehicle marketplace were to become severely limited, each of which has occurred in the past and may occur in the future, we may have difficulty meeting collateral requirements under our asset-backed financing facilities, which could lead to decreased capacity in such facilities and effectively increase our fleet costs or adversely impact our profitability. In addition, if we are unable to meet our collateral requirements under such facilities, the outstanding principal amount due may be required to be repaid earlier than anticipated. If that were to occur, the holders of our asset-backed debt may have the ability to exercise their right to instruct the trustee to direct the return of program vehicles and/or the sale of risk vehicles to generate proceeds sufficient to repay such debt.

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

While we source our fleet purchases from a wide range of auto manufacturers, we are exposed to risk to the extent that any auto manufacturer significantly curtails production. Such production may be curtailed as a result of a wide range of factors, including impacts of a pandemic and supply chain impacts, including as a result of tariffs and shortages of parts, which have impacted certain manufacturers in the past.

We are also exposed to risk to the extent that any auto manufacturer increases the cost of vehicles, including as a result of inflation, tariffs, labor shortages or disruptions, or supply chain disruptions, or declines to sell vehicles to us on terms or at prices consistent with past practice. Should any of these risks occur, we may be unable to obtain a sufficient number of vehicles to operate our business without significantly increasing our fleet costs or the mileage of the vehicles in our fleet, or reducing our volumes.

We face risks related to safety recalls affecting our vehicles.

Our vehicles may be subject to safety recalls by their manufacturers, which could have an adverse impact on our business when we remove recalled vehicles from our rentable fleet. We can neither control nor predict the number of vehicles that will be subject to manufacturer recalls in the future. Recalls often require us to retrieve vehicles from customers and/or hold vehicles from rental or sale until we can arrange for the repairs described in the recalls to be completed. As such, recalls can increase our costs, negatively impact our revenues and/or reduce our fleet utilization. If a large number of vehicles were to be the subject of one or more recalls, or if needed replacement parts were not in adequate supply, we may be unable to utilize recalled vehicles for a significant period of time. We may also be subject to material liability claims or regulatory action related to vehicles subject to a safety recall. Depending on the nature and severity of the recall, it could create customer service problems, reduce the residual value of the vehicles involved, harm our reputation and/or have an adverse impact on our financial condition or results of operations.

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

Any significant airline capacity reductions, airfare or related fee increases, reduced flight schedules, or any events that disrupt or reduce business or leisure air travel or weaken travel demand and tourism, globally or in the key areas in which we operate, such as work stoppages, military conflicts, terrorist incidents, natural disasters, disease epidemics, or the response of governments to any such events, could have an adverse impact on our results of operations. For example, events of a global nature such as the COVID-19 pandemic have had, and may in the future have, material impacts on the Company.

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

Ongoing military conflicts, including in Eastern Europe, are causing uncertainty that may have an adverse impact on our business, financial condition and results of operations.

The world economy and markets are experiencing volatility and disruption from ongoing military conflicts, including in Eastern Europe, the length and impact of which are highly unpredictable. These conflicts have led to, and could in the future lead to, significant volatility in our costs, including fuel and fleet costs, including as a result of sanctions or any embargoes on oil sales imposed on or by the Russian government; impacts to fleet availability; and impacts on demand for travel as a result of weakness in economic conditions, increased inflation or increases in the cost of fuel as well as other factors. In addition, as a result of the conflict in Eastern Europe, governmental and non-governmental entities have issued alerts noting the potential for increased cyber-attacks. Such risks and disruptions could adversely impact our business, results of operations and financial condition.

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

Vehicle electrification refers to a range of technologies that use electricity to propel a vehicle and includes hybrid, plug-in, extended-range and battery electric vehicles, as well as autonomous vehicles. We believe that the vehicle industry will continue to experience significant change in the coming years, in particular as it relates to vehicle electrification. Worldwide demand for electric and hybrid vehicles continues to increase, and manufacturers continue to invest more time and cost into producing these types of vehicles in an effort to reduce fuel consumption and greenhouse gas emissions, as mandated by various governmental standards and regulations. If we are not adequately prepared to meet consumer demand for electric, hybrid and autonomous vehicles as such demand develops, including if we are unable to attain an optimal and consistently reliable charging infrastructure and systems, which will require substantial capital investment, or if consumer demand for electric, hybrid and autonomous vehicles fails to meet our expectations, including due to slower or inadequate investments in charging infrastructure by third parties, changes in governmental regulations, rebates and subsidies, or changes in consumer sentiment, our financial condition or results of operations could be adversely impacted.

We face risks related to liability and insurance.

Our global operations expose us to several forms of liability, including claims for bodily injury, death and property damage related to the use of our vehicles, or for having our customers or other parties on our premises, as well as workers’ compensation and other claims. We may become exposed to uninsured liability at levels in excess of our historical levels, or increases in the number of incidents or the cost per incident, which has recently occurred and may continue in the future, which may cause us to exceed the level of our reserves and could adversely impact our financial condition and results of operations. This impact could occur for a variety of reasons, including increased severity and/or instances of weather and climate-related events and overall liability loss trends. Furthermore, insurance with unaffiliated insurers may not continue to be available to us on economically reasonable terms or at all. Should we be subject to an adverse ruling or judgment, or experience other significant liability for which we did not plan and were not adequately insured, our results of operations, financial position or cash flows could be negatively impacted.

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

Additionally, current United States federal law pre-empts state laws that impute tort liability based solely on ownership of a vehicle involved in an accident. If such federal law were to change, our insurance liability exposure could materially increase.

We may be unable to collect amounts that we believe are owed to us by customers, insurers and other third parties related to vehicle damage claims or liabilities. The inability to collect such amounts in a timely manner or to the extent that we expect could adversely impact our financial condition or results of operations.

We face risks related to fluctuations in currency exchange rates.

Our operations generate revenue and incur operating costs in a variety of currencies. The financial position and results of operations of many of our foreign subsidiaries are reported in the relevant local currency and then translated to United States dollars at the applicable currency exchange rate for inclusion in our Consolidated Financial Statements. Changes in exchange rates among these currencies and the U.S. dollar have affected, and will continue to affect, among other things, the recorded levels of our assets and liabilities in our Consolidated Financial Statements. While we take steps to manage our currency exposure, such as currency hedging, we may not be able to effectively limit our exposure to intermediate or long-term movements in currency exchange rates, which could adversely impact our financial condition or results of operations.

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

We have in the past been, and may in the future be, impacted by impairment charges.

We carry a significant amount of goodwill and long-lived assets on our Consolidated Balance Sheets. Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. We assess goodwill and long-lived assets for impairment if circumstances suggest an impairment may have occurred, and annually for goodwill and indefinite-lived intangible assets. We have determined in the past and may again determine in the future that a significant impairment has occurred in the value of our goodwill and long-lived assets. Additionally, we have a significant amount of goodwill and long-lived assets that could also be subject to impairment. If we determine that an impairment has occurred in the value of our goodwill or long-lived assets, we could be required to write off a portion of our goodwill or long-lived assets, which could adversely affect our consolidated financial condition or our reported results of operations. For example, to decrease our fleet age for competitive reasons, in the fourth quarter of 2024 we accelerated our plans with respect to certain fleet rotations and shortened the useful life associated with such vehicles, which resulted in an impairment charge. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Note 2 – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets to our Consolidated Financial Statements.

RISKS RELATED TO LEGAL, REGULATORY AND ENVIRONMENTAL, SOCIAL, AND GOVERNANCE (“ESG”) RELATED MATTERS

Costs associated with lawsuits, investigations or increases in legal reserves that we establish based on our assessment of contingent liabilities may have an adverse effect on our results of operations.

Our global operations expose us to various claims, lawsuits and other legal proceedings that arise in and outside of the ordinary course of our business in the countries in which we operate. We are or may be subject to complaints and/or litigation involving our customers, licensees, employees, independent operators and others with whom we conduct business and other third parties, including claims for bodily injury, death and property damage related to use of our vehicles or our locations, or claims based on allegations of discrimination, misclassification as exempt, wage and hour pay disputes or allegations related to our business practices, and various other claims. We could be subject to substantial costs and/or adverse outcomes from such claims, which could have a material adverse effect on our financial condition, cash flows or results of operations.

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

From time to time, our Company is reviewed or investigated by government regulators, which could lead to tax assessments, enforcement actions, fines and penalties or the assertion of private litigation claims. It is not possible to predict with certainty the outcome of claims, investigations and lawsuits, which could have an adverse impact on our financial condition or results of operations. In addition, while we maintain insurance coverage with respect to exposure for certain, but not all, types of legal claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

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

We are seeking Advanced Pricing Agreements with certain tax authorities to obtain certainty regarding our transfer pricing policy. While this effort is ongoing, the process of negotiating and ultimately entering into these agreements has been lengthy and may take several more years. The ultimate results of our negotiations of these agreements with tax authorities, the expiration of such agreements, or changes in circumstances or in the interpretation of such agreements could increase our tax costs in these jurisdictions, including through the assessment of significant interest charges and/or penalties if non-compliance is adjudicated. To the extent we do not have an existing Advanced Pricing Agreement or other agreement, governmental authorities could challenge our transfer pricing policy in the future and, if challenged, we may not prevail, which could increase our tax costs or reduce savings related to our transfer pricing policy.

We face risks related to environmental laws and regulations.

We are subject to a wide variety of environmental laws and regulations in connection with our operations, including, among other things, with respect to the ownership or use of tanks for the storage of petroleum products such as gasoline, diesel fuel and motor and used oils; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of solid or liquid wastes. We maintain liability insurance covering storage tanks at our locations. In the United States, we administer an environmental compliance program designed to ensure that these tanks are properly registered in the jurisdiction in which they are located and are in compliance with applicable technical and operational requirements. The tank systems located at each of our locations may not at all times remain free from undetected leaks, and the use of these tanks has resulted in, and from time to time in the future may result in, spills, which may be significant and may require remediation and expose us to material uninsured liability or liabilities in excess of insurance.

We may also be subject to requirements related to the remediation of substances that have been released into the environment at properties owned or operated by us or at properties to which we send substances for treatment or disposal. Such remediation requirements may be imposed without regard to fault and liability for environmental remediation can be substantial. These remediation requirements and other environmental regulations differ depending on the country where the property is located. We have made, and will continue to make, expenditures to comply with environmental laws and regulations, including, among others, expenditures for the remediation of impacts at our owned and leased properties, as well as impacts at other locations at which our wastes have reportedly been identified. Our compliance with existing or future environmental laws and regulations may, however, require material expenditures by us or otherwise have an adverse impact on our financial condition or results of operations.

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

We face risks related to ESG matters.

The growing focus on climate change, heightened societal expectations for companies to address environmental and social matters, and the proliferation of ESG related regulations and laws relating to disclosures and otherwise, both domestically (including in California) and globally (especially in the European continent) pose risks to our business. These developments could lead to increased operational and compliance costs, shifts in consumer and customer preferences toward substitute products, reduced demand for our offerings, and potential impacts on profitability. Additionally, these factors, as well as our action or inaction with respect to ESG matters, may result in heightened regulatory or public scrutiny, increased litigation, reputational damage, and adverse effects on our revenue, stock price and/or access to capital markets.

We have developed certain initiatives, goals and practices relating to ESG matters. We may not be successful in implementing these initiatives, goals and practices, including due to factors beyond our control, and even if successful, they may not achieve our desired or expected outcomes. If our ESG initiatives, goals, and practices do not meet our expectations, those of our investors or other stakeholders, or requirements of local rules and regulations, each of which continue to evolve, we may incur additional costs, and our brand, reputation and results of operations and financial condition may be adversely impacted.

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

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) eliminated the use of like-kind exchange for personal property and allowed for full expensing of qualified property purchases through 2022. From 2004 until its elimination, we utilized like-kind exchange to replace vehicles in a manner that allowed for a material deferral of United States (U.S.) federal and state income taxes. The effect of the repeal of the like-kind exchange treatment for vehicle sales has been largely offset through 2022 by the availability of full expensing for certain business assets (including our vehicles) in the year placed in service. During 2023, the full expensing provision started to phase-out ratably by 20% each year between 2023 and 2027. Certain U.S. states have modified their tax statutes as a result of the Tax Act, and such state legislation does not allow the use of full expensing benefits for state tax purposes, which negatively impacts our tax liability in such states. Other U.S. states continue to modify their tax statutes related to full expensing. Therefore, we cannot offer assurance that the benefits from the expected tax deductions will continue.

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

There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organisation for Economic Co-operation and Development (the “OECD”), and unilateral measures being implemented by various countries. As an example, the OECD has put forth two proposals—Pillar One and Pillar Two—that revise the existing profit allocation and nexus rules (profit allocation based on location of sales versus physical presence) and ensure a minimal level of taxation, respectively. The OECD issued administrative guidance and proposals which provide for transition and safe harbor rules for the global minimum tax, which is effective fiscal year 2024. Further, many countries have proposed or have begun to implement changes to existing tax laws in response to the OECD’s proposals. The Company continues to closely monitor any such developments and guidance issued to determine any impact on our effective tax rate, cash tax obligations and operations.

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

Our failure to comply with these restrictive covenants and provisions, if not waived, would cause a default under the applicable debt agreement and could result in a cross-default under several of our other debt obligations, including our asset-backed debt facilities. If such a default were to occur, we could be required to repay or accelerate debt payments to the lenders or holders of our debt, and there can be no assurance that we would be able to refinance or obtain a replacement for such financing programs.

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

A portion of our borrowings, primarily our vehicle-backed borrowings, bears interest at variable rates that expose us to interest rate risk. If interest rates continue to increase, whether due to continued increases in market interest rates or one or more increases in our own cost of borrowing, our debt service obligations for our variable rate indebtedness would increase even though the amount of borrowings remain the same, and our results of operations could be adversely affected. As of December 31, 2024, our total outstanding debt of approximately $23.1 billion included unhedged interest rate sensitive debt of approximately $4.1 billion. During our seasonal borrowing peak in 2024, outstanding unhedged interest rate sensitive debt totaled approximately $6.4 billion.

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

Our Board of Directors previously authorized the repurchase of up to $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded most recently in February 2023 (the “Share Repurchase Program”). As of December 31, 2024, approximately $757 million remains available under the Share Repurchase Program. If we purchase additional shares of our common stock under the Share Repurchase Program, the percentage of our outstanding common stock owned by SRS Investment Management, LLC and its affiliates (“SRS”) may increase, even without further action by SRS. Under the terms of the Fourth Amended and Restated Cooperation Agreement between the Company and SRS, SRS has committed, with respect to shares of common stock SRS holds in excess of 35% of the Company’s outstanding common stock, to exercise its voting rights in the same proportion in which other shares of common stock are voted. Notwithstanding this commitment, the ownership by SRS of more than 50% of the Company’s outstanding common stock could trigger, or increase the likelihood that we trigger, certain change in control provisions in the indentures governing our senior notes. The Company must make a 101% change of control offer for the senior notes if, within 60 days following a change of control, the ratings on the notes are downgraded by one or more gradations or withdrawn and the applicable rating agency announces that such downgrade or withdrawal is attributable to the change of control.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY MATTERS, DATA SECURITY AND PRIVACY

We face risks related to our protection of our intellectual property.

We have registered certain marks and designs as trademarks in the United States and in certain other countries. At times, competitors may adopt service names similar to ours, thereby potentially impeding our ability to build brand identity and possibly leading to confusion in the marketplace. In addition, we have been subject to, and from time to time in the future may be subject to, trade name or trademark infringement claims brought by owners of other trademarks or names. From time to time, we have acquired or attempted to acquire Internet domain names held by others when such names have caused consumer confusion or had the potential to cause consumer confusion. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be unsuccessful and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

We face risks related to our reliance on communications networks and centralized information systems.

We rely heavily on the satisfactory performance and availability of our information systems, including our reservation systems, websites and network infrastructure to attract and retain customers, accept reservations, process rental and sales transactions, manage our fleet of vehicles, account for our activities and otherwise conduct our business. We rely on third-party communications service and system providers for technology services. We have been subjected to, and from time to time in the future may be subject to, a failure or interruption that results in the unavailability of certain of our information systems. Such a failure or interruption, or a major disruption, could cause a loss of reservations, interfere with our fleet management, slow rental and sales processes, create negative publicity that damages our reputation or otherwise adversely impacts our ability to manage our business effectively. We may experience system interruptions or disruptions for a variety of reasons, including from network failures, power outages, cyber-attacks, human error or misuse, software errors, an unusually high volume of visitors attempting to access our systems, or other events such as fire, explosions, earthquakes, storms, floods, epidemics, strikes, acts of war, civil unrest or terrorist acts. Because we are dependent in part on independent third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. Our systems’ business continuity plans and insurance programs seek to mitigate such risks but they cannot fully eliminate the risks.

We face risks related to cybersecurity breaches of our systems and information technology.

Threats to network and data security are becoming increasingly diverse and sophisticated. We have experienced cybersecurity attacks in the past, and we experience attempts to gain unauthorized access to our systems on a regular basis. As cybersecurity threats become more frequent, intense, and sophisticated, costs of proactive defense measures may increase. Third parties may have the technology or expertise to breach the security of our systems and data and our security measures may not prevent or timely detect physical security or cybersecurity breaches, which could result in substantial harm to our business, our reputation or our results of operations. We rely on encryption and/or authentication technology licensed from and, at times, administered by independent third parties to secure transmission of confidential information, including credit card numbers and other customer personal information. Our outsourcing agreements with these third-party service providers, including third-party hosted cloud environments, generally require that they have adequate security systems in place to protect our customer transaction data. Despite the implementation of cybersecurity measures (including access controls, data encryption, vulnerability assessments, continuous monitoring, and maintenance of backup and protective systems), our information technology systems or those used by our third-party service providers may still be vulnerable to a breach, including due to defects or other unexpected factors. Additionally, if a third-party service provider on which we rely experiences a breach, we may not learn of such breach in a timely manner, or at all, which may inhibit our ability to mitigate its impacts, and exacerbate the risks described in this paragraph.

In addition, anyone who is able to circumvent our security measures or gain unauthorized access to our systems or information or those of our third-party service providers despite such security measures, could misappropriate proprietary information or cause interruptions in our operations. Cybersecurity incidents that we have experienced in the past and may experience in the future may be caused by malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, and could include hacking, viruses, malicious software, ransomware, phishing attacks, denial of service attacks and other attempts to capture, disrupt or gain unauthorized access to data, all of which are rapidly evolving. Such incidents could lead to disruptions in our reservation system or other data systems, unauthorized release of confidential or otherwise protected information or corruption of data. The techniques used by third parties change frequently and may be difficult to detect for long periods of time. Any successful efforts by individuals to infiltrate, break into, disrupt, damage or otherwise steal from the Company’s, its licensees’ or its third-party service providers’ security or information systems could damage our reputation and expose us to increased cybersecurity protection costs, litigation or other liability that could adversely impact our financial condition or results of operations. A cybersecurity breach resulting in the unauthorized use or disclosure of certain personal information could put individuals at risk of identity theft and financial or other harm and result in costs to the Company in investigation, remediation, legal defense and in liability to parties who are financially harmed. Failure to appropriately address these issues could also give rise to potentially material legal risks and liabilities.

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
Our CDIO and VP of Platforms, Infrastructure and Cybersecurity also monitor the prevention, detection, mitigation and remediation of cybersecurity incidents through the same processes described above for the identification and management of material cybersecurity risks.

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
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Our common stock is currently traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “CAR.” At January 31, 2025, the number of stockholders of record was 2,109.

DIVIDEND POLICY

We evaluate our dividend policy on a regular basis and may pay dividends in the future, subject to compliance with the covenants in our senior credit facility, the indentures governing our senior notes and our vehicle financing programs. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will also depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board of Directors deems relevant. We did not declare or pay any cash dividends in 2024 or 2022. In December 2023, we declared and paid a $10.00 per share special cash dividend to all holders of our common stock as of December 15, 2023.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased (in millions) (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($ in millions)
October 2024	0.45	$81.77	0.45	$757
November 2024	—	—	—	757
December 2024	—	—	—	757
	0.45	$81.77	0.45	$757
__________
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

PERFORMANCE GRAPH

Set forth below are a line graph and table comparing the cumulative total stockholder return of our common stock against the cumulative total returns of the S&P MidCap 400 Index and the Dow Jones US Transportation Average Index for the period of five fiscal years commencing December 31, 2019 and ending December 31, 2024. The broad equity market index used by the Company is the S&P MidCap 400 Index, which measures the performance of mid-sized companies, and the published industry index used by the Company is the Dow Jones US Transportation Average Index, which measures the performance of transportation companies. The graph and table depict the result of an investment on December 31, 2019 of $100 in the Company’s common stock, the S&P MidCap 400 Index and the Dow Jones US Transportation Average Index, including investment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$700
$600
$500
$400
$300
$200
$100
$0
12/19
12/20
12/21
12/22
12/23
12/24
Avis Budget Group, Inc.
S&P MidCap 400
Dow Jones US Transportation Average

	As of December 31,
	2019	2020	2021	2022	2023	2024
Avis Budget Group, Inc.	$100.00	$115.69	$643.21	$508.47	$578.37	$263.01
S&P MidCap 400 Index	$100.00	$113.66	$141.80	$123.28	$143.54	$163.54
Dow Jones US Transportation Average Index	$100.00	$116.52	$155.22	$127.96	$154.31	$156.71

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
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

OVERVIEW
OUR COMPANY
We operate three of the most globally recognized brands in mobility solutions, Avis, Budget and Zipcar together with several other brands well recognized in their respective markets. We are a leading vehicle rental operator in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet of approximately 695,000 vehicles in 2024. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

RESULTS OF OPERATIONS

A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to 2023 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to 2022 can be found under Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 16, 2024, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at ir.avisbudgetgroup.com.

In 2024, we saw sustained volume, decreased revenue per day, and increased fleet and interest costs. This resulted in revenues of approximately $11.8 billion, a net loss of $1.8 billion and Adjusted EBITDA of $628 million for the year ended December 31, 2024. During the fourth quarter of 2024, we changed our fleet strategy to accelerate certain fleet rotations in order to decrease the age of our fleet for competitive reasons, and accordingly, we shortened the useful life associated with such vehicles. Our net loss reflects $2.5 billion in long-lived asset impairment and other related charges, approximately $2.3 billion of which was recorded to reduce the carrying value of our rental fleet to its fair value in connection with this change. See Note 2 – Summary of Significant Accounting Policies – Impairment of Long-lived Assets to our Consolidated Financial Statements.

We continue to be susceptible to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: interest rates, inflationary impact on items such as commodity prices and wages, cost of new vehicles, used car values, increases in the number of personal injury claims and cost per incident, and an economic downturn that may impact travel demand, all of which may be exacerbated by ongoing military conflicts, including in Eastern Europe. Additionally, uncertainty remains with respect to tariffs and tax regulations, and this uncertainty has had and may continue to have impacts on global stock markets and foreign exchange rates. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, and future results of operations. Our strategy continues to primarily focus on customer experience and costs to strengthen our Company, maximize profitability, and deliver stakeholder value.

We measure performance principally using the following key metrics: (i) rental days, which represent the total number of days (or portion thereof) a vehicle was rented, (ii) revenue per day, which represents revenues divided by rental days, (iii) vehicle utilization, which represents rental days divided by available rental days, with available rental days being defined as average rental fleet times the number of days in the period, and (iv) per-unit fleet costs, which represent vehicle depreciation, lease charges and gain or loss on vehicle sales, divided by average rental fleet. Our rental days, revenue per day and vehicle utilization metrics are all calculated based on the actual rental of the vehicle during a 24-hour period. We believe that this methodology provides management with the most relevant metrics in order to effectively manage the performance of the business. Our calculation may not be comparable to the calculation of similarly titled metrics by other companies. We present currency exchange rate effects to provide a method of assessing how our business performed excluding the effects of foreign currency rate fluctuations. Currency exchange rate effects are calculated by translating the current-period results at the prior-period average exchange rate plus any related gains and losses on currency hedges.
We assess performance and allocate resources based upon the separate financial information of our operating segments. We aggregate certain of our operating segments into our reportable segments. In identifying our reportable segments, we also consider the management structure of the organization, the nature of services provided by our operating segments, the geographical areas and economic characteristics in which the segments operate, and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenues and Adjusted EBITDA, which we define as income (loss) from continuing operations before non-vehicle related depreciation and amortization; long-lived asset impairment and other related charges; restructuring and other related charges; early extinguishment of debt costs; non-vehicle related interest; transaction-related costs, net; legal matters, net, which includes amounts recorded in excess of $5 million, related primarily to unprecedented self-insurance reserves for allocated loss adjustment expense, class action lawsuits and personal injury matters; non-operational charges related to shareholder activist activity, which includes third-party advisory, legal and other professional fees; COVID-19 charges, net; cloud computing costs; other (income) expense, net; severe weather-related damages in excess of $5 million, net of insurance proceeds; and income taxes.

We have revised our definition of Adjusted EBITDA to exclude severe weather-related damages in excess of $5 million, net of insurance proceeds. We did not revise prior years' Adjusted EBITDA amounts because there were no other charges similar in nature to these. We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our operating businesses and in comparing our results from period to period. We also believe that Adjusted EBITDA is useful to investors because it allows them to assess our results of operations and financial condition on the same basis that management uses internally. Adjusted EBITDA is a non-GAAP measure and should not be considered in isolation or as a substitute for net income or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

Year Ended December 31, 2024 vs. Year Ended December 31, 2023

Our consolidated results of operations comprised the following:

	Year Ended December 31,
	2024	2023	$ Change	% Change
Revenues	$11,789	$12,008	$(219)	(2%)

Expenses
Operating	6,014	5,675	339	6%
Vehicle depreciation and lease charges, net	2,976	1,739	1,237	71%
Selling, general and administrative	1,352	1,408	(56)	(4%)
Vehicle interest, net	941	736	205	28%
Non-vehicle related depreciation and amortization	237	216	21	10%
Interest expense related to corporate debt, net:
Interest expense	358	296	62	21%
Early extinguishment of debt	19	5	14	n/m
Long-lived asset impairment and other related charges	2,470	—	2,470	n/m
Restructuring and other related charges	37	11	26	n/m
Transaction-related costs, net	3	5	(2)	(40%)
Other (income) expense, net	9	3	6	n/m
Total expenses	$14,416	$10,094	$4,322	43%

Income (loss) before income taxes	(2,627)	1,914	(4,541)	n/m
Provision for (benefit from) income taxes	(810)	279	(1,089)	n/m
Net income (loss)	$(1,817)	$1,635	$(3,452)	n/m
Less: Net income attributable to non-controlling interests	4	3	1	n/m
Net income (loss) attributable to Avis Budget Group, Inc.	$(1,821)	$1,632	$(3,453)	n/m
__________
n/m    Not meaningful.

Revenues decreased $219 million or 2% for the year ended December 31, 2024 compared to the similar period in 2023, primarily due to a 3% decrease in revenue per day, excluding exchange rate effects and a $9 million negative impact from currency exchange rate movements, partially offset by a 1% increase in volume. Total expenses increased 43% for the year ended December 31, 2024, compared to the similar period in 2023, primarily due to long-lived asset impairment and other related charges, higher per-unit fleet costs and higher interest costs. See Note 2 – Summary of Significant Accounting Policies – Impairment of Long Lived Assets to our Consolidated Financial Statements. Our effective tax rates for the years ended December 31, 2024 and 2023 were a benefit of 30.8% and a provision of 14.6%, respectively. As a result of these items, our net income decreased by $3.5 billion compared to the similar period in 2023. For the years ended December 31, 2024 and 2023, we reported diluted earnings (loss) per share of $(51.23) and $42.08, respectively.

Operating expenses increased to 51.0% of revenues for the year ended December 31, 2024 compared to 47.3% during the similar period in 2023, primarily due to an increase in volume. Vehicle depreciation and lease charges increased to 25.2% of revenues for the year ended December 31, 2024 compared to 14.5% during the similar period in 2023, primarily driven by higher per-unit fleet costs; adjusted depreciation on our rental fleet following a change in our fleet strategy, whereby we have accelerated certain fleet rotations and shortened the useful life associated with such vehicles; and a decrease in the gain on sale of vehicles. Selling, general and administrative costs were 11.5% of revenues for the year ended December 31, 2024 compared to 11.7% during the similar period in 2023. Vehicle interest costs increased to 8.0% of revenues for the year ended December 31, 2024, compared to 6.1% during the similar period in 2023, primarily due to rising interest rates.

Following is a more detailed discussion of the results of each of our reportable segments, corporate and other, and reconciliation of net income to Adjusted EBITDA:

	2024		2023
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$9,111	$551	$9,347	$2,196
International	2,678	161	2,661	400
Corporate and other (a)	—	(84)	—	(106)
Total company	$11,789	$628	$12,008	$2,490

Reconciliation of net income (loss) to Adjusted EBITDA
		2024		2023
Net income (loss)		$(1,817)		$1,635
Provision for (benefit from) income taxes		(810)		279
Income (loss) before income taxes		$(2,627)		$1,914
Non-vehicle related depreciation and amortization		237		216
Interest expense related to corporate debt, net:
Interest expense		358		296
Early extinguishment of debt		19		5
Long-lived asset impairment and other related charges (b)		2,470		—
Restructuring and other related charges		37		11
Transaction-related costs, net		3		5
Other (income) expense, net (c)		9		3
Legal matters, net (d)		64		5
Cloud computing costs (e)		45		35
Severe weather-related damages, net (e)		13		—
Adjusted EBITDA		$628		$2,490
__________
(a)Includes unallocated corporate expenses which are not attributable to a particular segment.
(b)Includes an impairment charge of approximately $2.3 billion related to the acceleration of the rotation of our fleet and a charge of $180 million related to the write-down of the carrying value of certain vehicles held for sale within our Americas reportable segment. See Note 2 – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets to our Consolidated Financial Statements.
(c)Primarily consists of gains or losses related to our equity method investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.
(d)Includes $4 million reported within selling, general and administrative expenses for the year ended December 31, 2024 and $60 million and $5 million reported within operating expenses in the years ended December 31, 2024 and 2023, respectively. The $60 million recorded within operating expenses for the year ended December 31, 2024 includes $46 million relating to our self-insurance reserves for allocated loss adjustment expense.
(e)Reported within operating expenses.

Americas

	2024	2023	% Change
Revenues	$9,111	$9,347	(3%)
Adjusted EBITDA	551	2,196	n/m

Revenues decreased for the year ended December 31, 2024 compared to the similar period in 2023, primarily due to a 3% decrease in revenue per day, excluding exchange rate effects and a $8 million negative impact from currency exchange rate movements, partially offset by a 1% increase in volume.

Operating expenses increased to 51.2% of revenues for the year ended December 31, 2024 compared to 47.4% during the similar period in 2023, primarily due to an increase in volume. Vehicle depreciation and lease charges increased to 25.3% of revenues for the year ended December 31, 2024 compared to 13.0% during the similar period in 2023, primarily driven by higher per-unit fleet costs; adjusted depreciation on our rental fleet following a change in our fleet strategy, whereby we have accelerated certain fleet rotations and shortened the useful life associated with such vehicles; and a decrease in the gain on sale of vehicles. Selling, general and administrative costs were 9.5% of revenues for the year ended December 31, 2024 compared to 9.6% during the similar period in 2023. Vehicle interest costs increased to 8.6% of revenues for the year ended December 31, 2024 compared to 6.6% during the similar period in 2023, primarily due to rising interest rates.

Adjusted EBITDA decreased for the year ended December 31, 2024 compared to the similar period in 2023, primarily due to higher per-unit fleet costs, interest costs, and a $2 million negative impact from currency exchange rate movements.
International

	2024	2023	% Change
Revenues	$2,678	$2,661	1%
Adjusted EBITDA	161	400	n/m

Revenues increased for the year ended December 31, 2024 compared to the similar period in 2023, primarily due to a 4% increase in volume, partially offset by a 3% decrease in revenue per day, excluding exchange rate effects and a $1 million negative impact from currency exchange rate movements.

Operating expenses increased to 48.3% of revenues for the year ended December 31, 2024 compared to 45.6% during the similar period in 2023, primarily due to an increase in volume. Vehicle depreciation and lease charges increased to 25.2% of revenues for the year ended December 31, 2024 compared to 19.7% during the similar period in 2023, primarily due to increased per-unit fleet costs, increased depreciation rates, and a decrease in the gain on sale of vehicles. Selling, general and administrative costs were 15.3% of revenues for the year ended December 31, 2024 compared to 15.4% during the similar period in 2023. Vehicle interest costs increased to 5.7% of revenues for the year ended December 31, 2024 compared to 4.4% during the similar period in 2023, primarily due to rising interest rates.

Adjusted EBITDA decreased for the year ended December 31, 2024 compared to the similar period in 2023, primarily due to higher per-unit fleet and interest costs, and a $13 million negative impact from currency exchange rate movements.

Corporate and Other

	2024	2023	% Change
Adjusted EBITDA	(84)	(106)	n/m

Adjusted EBITDA increased for the year ended December 31, 2024 compared to the similar period in 2023, primarily due to decreased selling, general and administrative expenses, which are not attributable to a particular segment.

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
FINANCIAL CONDITION

	As of December 31,
	2024	2023	Change
Total assets exclusive of assets under vehicle programs	$9,668	$9,590	$78
Total liabilities exclusive of liabilities under vehicle programs	11,047	10,095	952
Assets under vehicle programs	19,373	22,979	(3,606)
Liabilities under vehicle programs	20,311	22,817	(2,506)
Stockholders’ equity	(2,317)	(343)	(1,974)
The increase in assets exclusive of assets under vehicle programs compared to 2023 is principally related to the increase in operating lease right-of-use assets. See Note 3 – Leases to our Consolidated Financial Statements.

The increase in liabilities exclusive of liabilities under vehicle programs compared to 2023 is principally related to the increase in operating lease liabilities and corporate indebtedness from the issuance of senior notes. See “Liquidity and Capital Resources,” Note 3 – Leases and Note 13 – Long-term Corporate Debt and Borrowing Arrangements to our Consolidated Financial Statements.

The decreases in assets and liabilities under vehicle programs are principally related to the decrease in the size and value of our vehicle rental fleet.

The decrease in stockholders’ equity compared to 2023 is principally related to our comprehensive loss.

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

In September 2024, we issued $700 million of 8.250% Senior Notes due January 2030, at par, with interest payable semi-annually. In October 2024, we used net proceeds from the offering to repay the outstanding borrowings under our floating rate term loan due 2029, with the remainder being used to repay maturing vehicle-backed debt and for general corporate purposes.

In February 2025, we borrowed $500 million under a floating rate term loan due December 2025, which is part of our senior revolving credit facilities.

During 2024, our Avis Budget Rental Car Funding (AESOP) subsidiary issued approximately $2.8 billion of asset-backed notes with expected final payment dates ranging from February 2026 to December 2029, and a weighted average interest rate of 6.04%. Avis Budget Rental Car Funding (AESOP) has also amended and extended its asset-backed variable-funding financing facilities, most recently in December 2024. The proceeds from these borrowings were used to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States.

In January 2025, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued an additional $358 million of asset-backed notes to investors with expected final payment dates ranging from August 2027 to February 2029 and a weighted average interest rate of 8.01%. These notes were issued under previously outstanding series of debt. The proceeds from these borrowings were used to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States.

In February 2024, we amended our European rental fleet securitization program to increase its capacity from €1.7 billion to €1.9 billion, to add £200 million to our capacity within the program, and to extend the maturity of the program from 2024 to 2026. The program is used to finance fleet purchases for certain of our European operations.

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023 (the “Stock Repurchase Program”). Our stock repurchases may occur through open market purchases, privately negotiated transactions or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restricted payment capacity under our debt instruments and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time without prior notice. The Stock Repurchase Program has no set expiration or termination date. For the year ended December 31, 2024, we repurchased approximately 0.6 million shares of common stock at a cost of approximately $45 million (excluding excise taxes due under the Inflation Reduction Act of 2022) under the Stock Repurchase Program. As of December 31, 2024, approximately $757 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.
Cash Flows
Year Ended December 31, 2024 vs. Year Ended December 31, 2023
The following table summarizes our cash flows:

	Year Ended December 31,
	2024	2023	Change
Cash provided by (used in):
Operating activities	$3,518	$3,828	$(310)
Investing activities	(2,753)	(7,346)	4,593
Financing activities	(781)	3,506	(4,287)
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(31)	14	(45)
Net change in cash and cash equivalents, program and restricted cash	(47)	2	(49)
Cash and cash equivalents, program and restricted cash, beginning of period	644	642	2
Cash and cash equivalents, program and restricted cash, end of period	$597	$644	$(47)

The decrease in cash provided by operating activities during 2024 compared with 2023 is primarily due to the decrease in our net income.

The decrease in cash used in investing activities during 2024 compared with 2023 is primarily due to the decrease in our net investment in vehicles.

The increase in cash used in financing activities during 2024 compared with 2023 is primarily due to the increase in our net payments under vehicle programs, partially offset by the decrease in our common stock repurchases and the increase in our net corporate borrowings.

We anticipate that our non-vehicle property and equipment additions will be approximately $225 million in 2025.

Debt and Financing Arrangements

At December 31, 2024, we had approximately $22.9 billion of indebtedness (including corporate indebtedness of approximately $5.4 billion and debt under vehicle programs of approximately $17.5 billion). For information regarding our debt and borrowing arrangements, see Note 1 – Basis of Presentation, Note 13 – Long-term Corporate Debt and Borrowing Arrangements, and Note 14 – Debt Under Vehicle Programs and Borrowing Arrangements to our Consolidated Financial Statements.

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
Our liquidity has in the past been, and could in the future be, negatively affected by any financial market disruptions, a worsening of the United States and worldwide economies or by increases in interest rates, which may result in unfavorable conditions in the mobility industry, in the asset-backed financing market and in the credit markets generally. We believe these factors have affected and could further affect the debt ratings assigned to us by credit rating agencies and the cost of our borrowings. Additionally, a worsening or prolonged downturn in the worldwide economy or a disruption in the credit markets could further impact our liquidity due to (i) decreased demand and pricing for vehicles in the used vehicle market, (ii) increased costs associated with, and/or reduced capacity or increased collateral needs, including due to a decrease in the fair value of our fleet, under, our financings, (iii) the adverse impact of vehicle manufacturers being unable or unwilling to honor their obligations to repurchase or guarantee the depreciation on the related program vehicles and (iv) disruption in our ability to obtain financing due to negative credit events specific to us or affecting the overall debt market (see Part I, Item 1A, “Risk Factors” for further discussion).
As of December 31, 2024, we had $534 million of available cash and cash equivalents and access to $503 million of available borrowing capacity under our revolving credit facility, providing us with access to approximately $1.0 billion of total liquidity. Including our uncommitted facilities, we had total liquidity of approximately $1.1 billion.
Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the consolidated first lien leverage ratio requirement and other covenants associated with our senior credit facilities and other borrowings. As of December 31, 2024, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors”.

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
Our goodwill and other indefinite-lived intangible assets are allocated among our reporting units. During 2024, we recorded $28 million in long-lived asset impairment and other related charges for impairment of one of our unamortized indefinite-lived intangible assets. During 2024, there was no impairment of goodwill. During 2023, there was no impairment of goodwill and other indefinite-lived intangible assets.
See Note 2 – Summary of Significant Accounting Policies and Note 7 – Intangible Assets to our Consolidated Financial Statements for more information regarding our goodwill and other indefinite-lived intangible assets.

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

During 2024, we recorded $2.5 billion in long-lived asset impairment and other related charges related to vehicles, including an approximately $2.3 billion impairment charge related to the acceleration of rotation of our fleet and shortened useful life associated with such vehicles. During 2023, there was no long-lived asset impairment and other related charges. See Note 2 – Summary of Significant Accounting Policies and Note 8 – Vehicle Rental Activities to our Consolidated Financial Statements for more information regarding our vehicles. For a discussion of risk factors and assumptions relative to our vehicle valuations, refer to Item 1A, “Risk Factors”, included under Part 1 of this Annual Report on Form 10-K.

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
See Note 2 – Summary of Significant Accounting Policies to our Consolidated Financial Statements for more information regarding public liability, property damage and other insurance liabilities.
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
We assess our market risk based on changes in currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, cash flows and fair values based on a hypothetical 10% appreciation or depreciation in the value of the underlying currencies being hedged, against the U.S. dollar at December 31, 2024. With all other variables held constant, a hypothetical 10% change (increase or decrease) in currency exchange rates would not have a material impact on our 2024 earnings. Because unrealized gains or losses related to foreign currency forward and swap contracts are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these foreign currency contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.
Interest Rate Risk Management
Our primary interest rate exposure at December 31, 2024 was interest rate fluctuation in the United States due to its impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate interest rate fluctuation will remain a primary market risk exposure for the foreseeable future.
We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate exposures and derivatives as of December 31, 2024, we estimate that a 10% change in interest rates would not have a material impact on our 2024 earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.
Commodity Risk Management
We have commodity price exposure related to fluctuations in the price of fuel. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a hypothetical 10% change in the price of fuel would not have a material impact on our earnings as of December 31, 2024.

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

(b)    Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2024, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their attestation report is included below.

(c)    Changes in Internal Control Over Financial Reporting. During the fourth quarter of 2024, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Avis Budget Group, Inc.
Parsippany, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Avis Budget Group, Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 14, 2025, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 14, 2025

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2024.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 15(A)(1). FINANCIAL STATEMENTS

See Consolidated Financial Statements and Consolidated Financial Statements Index commencing on page F-1 hereof.

ITEM 15(A)(2). FINANCIAL STATEMENT SCHEDULES

See Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023 and 2022 commencing on page G-1 hereof.

ITEM 15(A)(3). EXHIBITS

See Exhibit Index commencing on page H-1 hereof.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIS BUDGET GROUP, INC.

By:	/s/ CATHLEEN DEGENOVA
Cathleen DeGenova
Senior Vice President and Chief Accounting Officer
Date:	February 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH A. FERRARO	President and Chief Executive Officer	February 14, 2025
(Joseph A. Ferraro)

/s/ IZILDA P. MARTINS	Executive Vice President and Chief Financial Officer	February 14, 2025
(Izilda P. Martins)

/s/ CATHLEEN DEGENOVA	Senior Vice President and Chief Accounting Officer	February 14, 2025
(Cathleen DeGenova)

/s/ JAGDEEP PAHWA	Chairman of the Board of Directors	February 14, 2025
(Jagdeep Pahwa)

/s/ ANU HARIHARAN	Director	February 14, 2025
(Anu Hariharan)

/s/ BERNARDO HEES	Director	February 14, 2025
(Bernardo Hees)

/s/ LYNN KROMINGA	Director	February 14, 2025
(Lynn Krominga)

/s/ GLENN LURIE	Director	February 14, 2025
(Glenn Lurie)

/s/ KARTHIK SARMA	Director	February 14, 2025
(Karthik Sarma)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Avis Budget Group, Inc.
Parsippany, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avis Budget Group, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Vehicles - Depreciation Expense - United States Risk Vehicles - Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

The Company records rental vehicles at cost, net of accumulated depreciation. The initial cost of the vehicles is recorded net of incentives and allowances from manufacturers. Rental vehicles acquired by the Company outside of the manufacturer repurchase and guaranteed depreciation programs are referred to as risk vehicles and the carrying values of these risk vehicles are depreciated based upon the vehicles’ estimated residual values at their expected dates of disposition. The estimation of residual values for risk vehicles requires the Company to make assumptions regarding factors which include, but are not limited to, the anticipated age of the vehicles and market conditions for used vehicles at the time of disposal. The Company regularly evaluates estimated residual values and adjusts vehicle depreciation rates as appropriate. Any adjustments to depreciation are made prospectively.

Given the volume of risk vehicles in the United States and the significant estimation uncertainty and judgments made by management to calculate the estimated residual values of these risk vehicles, auditing the estimated residual values of the United States risk vehicles and related vehicle depreciation expense required extensive audit effort to develop an independent expectation of residual values and depreciation expense, and a high degree of auditor judgment was required when performing audit procedures and evaluating the results of those procedures. The significant estimation uncertainty was primarily due to management’s assumptions regarding the impact of future consumer demand and general economic conditions on expected pricing of used vehicles. Additionally, auditing the calculation of the estimated residual values for United States risk vehicles was challenging due to the volume of data inputs utilized in management’s calculation, including historical sales data and data specific to the Company’s current fleet.

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

Given the volume of public liability and property damage claims in the United States and the subjectivity of estimating the related self-insurance reserves for reported claims not yet paid and claims incurred but not yet reported due to the uncertain exposure and projected loss development, performing audit procedures to evaluate whether these self-insurance reserves were appropriately recorded as of December 31, 2024 required a significant degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

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

Impairment of Long-Lived Assets – United States Vehicles – Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. Assets are grouped at the lowest level of identifiable cash flows. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. In the current year, the Company changed their fleet strategy for the United States and Canadian vehicles, to accelerate certain fleet rotations and shorten the useful life of the associated vehicles. As a result, the Company performed a recoverability test by comparing the sum of undiscounted cash flows expected to result from the use and eventual disposition of the impacted vehicles, to their carrying value and concluded, that for certain vehicles, the carrying value exceeded the sum of undiscounted cash flows expected to result from the use and eventual disposition of those vehicles. For purposes of the recoverability test, the vehicles were aggregated into asset groups based on make, model and year of the vehicles. The test was performed as of November 30, 2024. The Company used a market approach to determine the fair value of the impacted vehicles, utilizing prices for similar assets in active markets (Level 2). During the year ended December 31, 2024, the Company recorded a non-cash impairment charge.

Given the volume of vehicles in the United States and the significant assumptions made by management to evaluate vehicles for impairment, we performed audit procedures to (1) evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of vehicle assets may not be recoverable; (2) evaluate management's determination of asset groups at the lowest level of identifiable cash flows; (3) evaluate management’s recoverability test by comparing the sum of undiscounted cash flows expected to result from the use and eventual disposition of the impacted vehicles to their carrying value and, when applicable, (4) evaluate the fair value estimates for the impacted vehicles. Those procedures required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists and other professionals in our firm with expertise in long-lived asset impairment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to impairment of long-lived assets of United States vehicles included the following, among others:

•We tested the effectiveness of controls over (1) management’s identification of events or changes in circumstances that indicate that the carrying amount of vehicles may not be recoverable, including management’s review of forecasted future cash flows, and (2) management’s review of the methodology in determining the fair value estimate of vehicles.

•We evaluated whether management appropriately identified events or changes in circumstances that indicated that the carrying amounts of vehicle assets may not be recoverable.

•We evaluated management’s determination of asset groups at the lowest level of identifiable cash flows.

•We tested management’s recoverability test by comparing the sum of undiscounted cash flows expected to result from the use and eventual disposition of the impacted vehicles to their carrying value by performing the following:

–Tested the mathematical accuracy of management’s analysis.

–Compared relevant information to historical data.

–Assessed management’s assumptions used when determining the expected rental revenue, operating expenses and residual values expected at the time of disposition of vehicles as part of their recoverability test.

•We tested the fair value estimates for the impacted vehicles.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology applied and fair value determined for vehicles by testing the methodology applied and measurable inputs used, and the mathematical accuracy of the calculation.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 14, 2025

We have served as the Company’s auditor since 1997.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues	$11,789	$12,008	$11,994

Expenses
Operating	6,014	5,675	5,285
Vehicle depreciation and lease charges, net	2,976	1,739	828
Selling, general and administrative	1,352	1,408	1,348
Vehicle interest, net	941	736	402
Non-vehicle related depreciation and amortization	237	216	225
Interest expense related to corporate debt, net:
Interest expense	358	296	250
Early extinguishment of debt	19	5	—
Long-lived asset impairment and other related charges	2,470	—	—
Restructuring and other related charges	37	11	19
Transaction-related costs, net	3	5	8
Other (income) expense, net	9	3	(7)
Total expenses	14,416	10,094	8,358

Income (loss) before income taxes	(2,627)	1,914	3,636
Provision for (benefit from) income taxes	(810)	279	880
Net income (loss)	(1,817)	1,635	2,756
Less: Net income (loss) attributable to non-controlling interests	4	3	(8)
Net income (loss) attributable to Avis Budget Group, Inc.	$(1,821)	$1,632	$2,764

Earnings (loss) per share
Basic	$(51.23)	$42.57	$58.41
Diluted	$(51.23)	$42.08	$57.16

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(1,817)	$1,635	$2,756
Less: Net income (loss) attributable to non-controlling interests	4	3	(8)
Net income (loss) attributable to Avis Budget Group, Inc.	(1,821)	1,632	2,764

Other comprehensive income (loss), net of tax
Currency translation adjustments:
Currency translation adjustments, net of tax of $(19), $7 and $(11), respectively	(122)	27	(46)
Cash flow hedges:
Net unrealized holding gains (losses), net of tax of $(5), $(2), and $(20), respectively	15	5	57
Reclassification of cash flow hedges to earnings, net of tax of $7, $5, and $(2), respectively	(21)	(13)	7
Minimum pension liability adjustment:
Pension and post-retirement benefits, net of tax of $(4), $6, and $(4), respectively	10	(18)	11
Reclassification of pension and post-retirement benefits to earnings, net of tax of $(1), $(1), and $(2), respectively	4	4	3
	(114)	5	32
Total comprehensive income (loss) attributable to Avis Budget Group, Inc.	$(1,935)	$1,637	$2,796
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$534	$555
Receivables (net of allowance for doubtful accounts of $96 and $87, respectively)	838	900
Other current assets	662	684
Total current assets	2,034	2,139

Property and equipment, net	697	719
Operating lease right-of-use assets	3,057	2,654
Deferred income taxes	1,786	1,868
Goodwill	1,071	1,099
Other intangibles, net	601	670
Other non-current assets	422	441
Total assets exclusive of assets under vehicle programs	9,668	9,590

Assets under vehicle programs:
Program cash	60	85
Vehicles, net	17,619	21,240
Receivables from vehicle manufacturers and other	386	443
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	1,308	1,211
	19,373	22,979
Total assets	$29,041	$32,569

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$2,700	$2,627
Short-term debt and current portion of long-term debt	20	32
Total current liabilities	2,720	2,659

Long-term debt	5,373	4,791
Long-term operating lease liabilities	2,484	2,117
Other non-current liabilities	470	528
Total liabilities exclusive of liabilities under vehicle programs	11,047	10,095

Liabilities under vehicle programs:
Debt	3,453	3,496
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	14,083	15,441
Deferred income taxes	2,442	3,418
Other	333	462
	20,311	22,817
Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, in each period	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, in each period	1	1
Additional paid-in capital	6,620	6,634
Retained earnings	2,029	3,854
Accumulated other comprehensive loss	(210)	(96)
Treasury stock, at cost—102 shares, in each period	(10,767)	(10,742)
Stockholders’ equity attributable to Avis Budget Group, Inc.	(2,327)	(349)
Non-controlling interests	10	6
Total stockholders’ equity	(2,317)	(343)
Total liabilities and stockholders’ equity	$29,041	$32,569
See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income (loss)	$(1,817)	$1,635	$2,756
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Vehicle depreciation	2,658	2,228	1,709
Amortization of right-of-use assets	1,114	1,006	877
(Gain) loss on sale of vehicles, net	167	(656)	(1,019)
Vehicle related reserves	496	348	234
Non-vehicle related depreciation and amortization	237	216	225
Deferred income taxes	(905)	191	682
Stock-based compensation	19	30	25
Amortization of debt financing fees	46	40	34
Early extinguishment of debt costs	21	5	—
Long-lived asset impairment and other related charges	2,470	—	—
Net change in assets and liabilities:
Receivables	51	(43)	(97)
Income taxes	45	(81)	6
Accounts payable and other current liabilities	63	(72)	217
Operating lease liabilities	(1,097)	(1,002)	(879)
Other, net	(50)	(17)	(63)
Net cash provided by operating activities	3,518	3,828	4,707

Investing activities
Property and equipment additions	(202)	(273)	(246)
Proceeds received on asset sales	3	3	2
Net assets acquired (net of cash acquired)	(3)	(65)	(3)
Other, net	12	6	(33)
Net cash used in investing activities exclusive of vehicle programs	(190)	(329)	(280)

Vehicle programs:
Investment in vehicles	(9,860)	(15,185)	(10,491)
Proceeds received on disposition of vehicles	7,394	8,403	6,606
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC —related party	(798)	(541)	(439)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC —related party	701	306	305
	(2,563)	(7,017)	(4,019)
Net cash used in investing activities	(2,753)	(7,346)	(4,299)

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Year Ended December 31,
	2024	2023	2022
Financing activities
Proceeds from long-term borrowings	$1,569	$936	$729
Payments on long-term borrowings	(939)	(818)	(24)
Net change in short-term borrowings	—	—	(1)
Debt financing fees	(28)	(22)	(7)
Repurchases of common stock	(70)	(951)	(3,329)
Dividends paid	—	(355)	—
Contributions from non-controlling interests	—	—	40
Net cash provided by (used) in financing activities exclusive of vehicle programs	532	(1,210)	(2,592)

Vehicle programs:
Proceeds from borrowings	21,335	23,980	17,419
Payments on borrowings	(22,604)	(19,220)	(15,160)
Debt financing fees	(44)	(44)	(27)
	(1,313)	4,716	2,232
Net cash provided by (used in) financing activities	(781)	3,506	(360)

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(31)	14	(32)

Net increase (decrease) in cash and cash equivalents, program and restricted cash	(47)	2	16
Cash and cash equivalents, program and restricted cash, beginning of period	644	642	626
Cash and cash equivalents, program and restricted cash, end of period	$597	$644	$642

Supplemental disclosure
Interest payments	$1,273	$988	$543
Income tax payments, net	$50	$169	$192

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2022	137.1	$1	$6,676	$(185)	$(133)	(81.2)	$(6,579)	$(220)	$11	$(209)

Comprehensive income:
Net income	—	—	—	2,764	—	—	—	2,764	(8)	2,756
Other comprehensive income	—	—	—	—	32	—	—	32	—	32
Total comprehensive income				2,764	32			2,796	(8)	2,788
Contributions from non-controlling interests	—	—	24	—	—	—	—	24	—	24
Net activity related to restricted stock units	—	—	(34)	—	—	0.3	(2)	(36)		(36)
Repurchases of common stock	—	—	—	—	—	(16.7)	(3,267)	(3,267)		(3,267)

Balance at December 31, 2022	137.1	$1	$6,666	$2,579	$(101)	(97.6)	$(9,848)	$(703)	$3	$(700)

Comprehensive income:
Net income	—	—	—	1,632	—	—	—	1,632	3	1,635
Other comprehensive income	—	—	—	—	5	—	—	5	—	5
Total comprehensive income				1,632	5			1,637	3	1,640
Net activity related to restricted stock units	—	—	(32)	(2)	—	0.3	3	(31)		(31)
Repurchases of common stock (a)	—	—	—	—	—	(4.3)	(897)	(897)		(897)
Dividends paid ($10.00 per share)	—	—	—	(355)	—	—	—	(355)		(355)

Balance at December 31, 2023	137.1	$1	$6,634	$3,854	$(96)	(101.6)	$(10,742)	$(349)	$6	$(343)

Comprehensive income:
Net income (loss)	—	—	—	(1,821)	—	—	—	(1,821)	4	(1,817)
Other comprehensive income (loss)	—	—	—	—	(114)	—	—	(114)	—	(114)
Total comprehensive income (loss)				(1,821)	(114)			(1,935)	4	(1,931)
Net activity related to restricted stock units	—	—	(14)	(4)	—	0.2	21	3		3
Repurchases of common stock (a)	—	—	—	—	—	(0.6)	(46)	(46)		(46)

Balance at December 31, 2024	137.1	$1	$6,620	$2,029	$(210)	(102.0)	$(10,767)	$(2,327)	$10	$(2,317)
__________
(a) Amount includes excise taxes due under the Inflation Reduction Act of 2022.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Avis Budget Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

 1.    Basis of Presentation
Avis Budget Group, Inc. provides mobility solutions to businesses and consumers worldwide. The accompanying Consolidated Financial Statements include the accounts and transactions of Avis Budget Group, Inc. and its subsidiaries, as well as entities in which Avis Budget Group, Inc. directly or indirectly has a controlling financial interest (collectively, “we,” “our,” “us,” or the “Company”).
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
Revenue Recognition

We derive revenues primarily by providing vehicle rentals and other related products and mobility services to commercial and leisure customers, as well as through licensing of our rental brands. Other related products and mobility services include sales of collision and loss damage waivers, under which we agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental; additional/supplemental liability insurance or personal accident/effects insurance products which provide customers with additional protections for personal or third-party losses incurred; products for driving convenience such as fuel service options, roadside assistance services, electronic toll collection services, access to satellite radio, mobile WiFi devices, GPS navigation and child safety seat rentals; and rentals of other supplemental items including automobile towing equipment and other moving accessories and supplies. We also receive payment from customers for certain operating expenses that we incur, including airport concession fees that are paid by us in exchange for the right to operate at airports and other locations, as well as vehicle licensing fees. In addition, we collect membership fees in connection with our car sharing business.

We combine all lease and non-lease components of our vehicle rental contracts for which the timing and pattern of transfer are the same and the lease component meets the classification of an operating lease. Vehicle rentals and other related products and mobility services are recognized evenly over the period of rental, which is on average approximately five days (See Note 3 – Leases).

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

Revenues are recognized under Leases (Topic 842) with the exception of royalty fee revenue derived from our licensees and revenue related to our customer loyalty program, which were $246 million, $187 million, and $165 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table presents our revenues disaggregated by geography:

	Year Ended December 31,
	2024	2023	2022
Americas	$9,111	$9,347	$9,474
Europe, Middle East and Africa	2,045	2,014	1,927
Asia and Australasia	633	647	593
Total revenues	$11,789	$12,008	$11,994

The following table presents our revenues disaggregated by brand:

	Year Ended December 31,
	2024	2023	2022
Avis	$6,775	$6,779	$6,519
Budget	4,271	4,478	4,701
Other (a)	743	751	774
Total revenues	$11,789	$12,008	$11,994
________
(a)Other includes Zipcar and other operating brands.

Deferred Revenue

We record deferred revenues when cash payments are received in advance of satisfying our performance obligations, including amounts that are refundable. In addition, certain customers earn loyalty points on rentals, for which we defer a portion of our rental revenues generally equivalent to the estimated retail value of points expected to be redeemed. We estimate points that will never be redeemed based upon actual redemption and expiration patterns. Loyalty points generally expire five years from when they were earned or after 12 months of member inactivity. Future changes to expiration assumptions or expiration policy, or to program rules, may result in changes to deferred revenue as well as recognized revenues from the program.

The following table presents changes in deferred revenue associated with our customer loyalty program:

	Year Ended December 31,
	2024	2023
Balance, January 1	$67	$61
Revenue deferred	61	58
Revenue recognized	(78)	(52)
Balance, December 31 (a)	$50	$67
_______
(a)At December 31, 2024 and 2023, $27 million and $20 million was included in accounts payable and other current liabilities, respectively, and $23 million and $47 million in other non-current liabilities, respectively. Non-current amounts are expected to be recognized as revenue within two to three years.
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

	As of December 31,
	2024	2023
Cash and cash equivalents	$534	$555
Program cash	60	85
Restricted cash (a)	3	4
Total cash and cash equivalents, program and restricted cash	$597	$644
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
We capitalize the costs of software developed for internal use when the preliminary project stage is completed and management (i) commits to funding the project and (ii) believes it is probable that the project will be completed and the software will be used to perform the function intended. The software developed or obtained for internal use is amortized on a straight-line basis commencing when such software is ready for its intended use. The net carrying value of software developed or obtained for internal use was $126 million and $143 million as of December 31, 2024 and 2023, respectively.
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

During our annual impairment assessment performed as of October 1, 2024, we determined that the carrying value of our Zipcar trademark, which is an unamortized intangible asset included within our Americas reportable segment, exceeded its fair value. We determined the fair value of the Zipcar trademark using the relief-from-royalty method (Level 3), which is a form of the income approach. This method applies a royalty rate to projected income to quantify the benefit of owning the intangible asset rather than paying a royalty for use of the asset. The significant assumptions used in the assessment of the fair value of the trademark included future revenues, a discount rate and a royalty rate. As a result, we recognized an impairment of $28 million within long-lived asset impairment and other related charges in the Consolidated Statement of Operations for the year ended December 31, 2024. There was no impairment to goodwill for the year ended December 31, 2024 and there were no impairments to goodwill or other intangible assets during the years ended December 31, 2023 or 2022.

Impairment of Long-Lived Assets
We review long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. Assets are grouped at the lowest level of identifiable cash flows. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets.
During the fourth quarter of 2024, we changed our fleet strategy, specific to United States and Canadian rental car vehicles, to accelerate certain fleet rotations in order to decrease the age of our fleet for competitive reasons, and accordingly, we shortened the useful life associated with such vehicles. We considered this change in strategy to be a triggering event that indicated the carrying amount of these assets may not be recoverable. As a result, we performed a recoverability test by comparing the sum of undiscounted cash flows expected to result from the use and eventual disposition of the impacted vehicles to their carrying value and concluded, that for certain vehicles, the carrying value exceeded the sum of undiscounted cash flows expected to result from the use and eventual disposition of those vehicles. For purposes of the recoverability test, the vehicles were aggregated into asset groups based on make, model and year of the vehicles. The test was performed as of November 30, 2024, and we used a market approach to determine the value of the impacted vehicles, utilizing prices for similar assets in active markets (Level 2). During the year ended December 31, 2024, we recorded a $2.3 billion non-cash impairment within long-lived asset impairment and other related charges in the Consolidated Statement of Operations within our Americas reportable segment. There were no impairments to long-lived assets during the years ended December 31, 2023 or 2022. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, we will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

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
The estimation of residual values requires us to make assumptions regarding the age and mileage of the car at the time of disposal, as well as expected used vehicle auction market conditions. We regularly evaluate estimated residual values and adjust depreciation rates as appropriate. Differences between actual residual values and those estimated result in a gain or loss on disposal and are recorded as part of vehicle depreciation at the time of sale. Vehicle-related interest expense amounts are net of vehicle-related interest income of $12 million, $34 million, and $1 million for 2024, 2023 and 2022, respectively.
We classify vehicles as held for sale in the period in which they are available for immediate sale in their present condition and the sale is probable. Vehicles held for sale are separately presented at the lower of the carrying amount or fair value less costs to sell in our Consolidated Balance Sheets and are no longer depreciated. We reassess their fair value each reporting period until disposed.
As of December 31, 2024, in connection with the change to our fleet strategy described above, we wrote down the carrying value of certain vehicles held for sale within our Americas reportable segment to fair value (Level 2). For the year ended December 31, 2024, we recorded a charge of $180 million, which is included within long-lived asset impairment and other related charges in the Consolidated Statement of Operations. We expect to complete the sale of these vehicles primarily through our standard disposition channels during the first quarter of 2025. There were no similar charges during the years ended December 31, 2023 or 2022. To the extent there are further changes in market conditions or the performance of our long-lived assets, there is a possibility that we could incur additional related costs in the future.
Advertising Expenses
Advertising and digital marketing costs are generally expensed in the period incurred and are recorded within selling, general and administrative expenses in our Consolidated Statements of Operations. During 2024, 2023 and 2022, advertising costs were $77 million, $86 million, and $64 million, respectively. In addition, during 2024, 2023 and 2022, digital marketing costs were $90 million, $86 million, and $71 million, respectively.
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
Fair Value Measurements
We measure the fair value of assets and liabilities and disclose the source for such fair value measurements. Financial assets and liabilities are classified as follows: Level 1, which refers to assets and liabilities valued using quoted prices from active markets for identical assets or liabilities; Level 2, which refers to assets and liabilities for which significant other observable market inputs are readily available; and Level 3, which are valued based on significant unobservable inputs.
The fair value of our financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market (Level 1 inputs). In some cases where quoted market prices are not available, prices are derived by considering the yield of the benchmark security that was issued to initially price the instruments and adjusting this rate by the credit spread that market participants would demand for the instruments as of the measurement date (Level 2 inputs). In situations where long-term borrowings are part of a conduit facility backed by short-term floating rate debt, we have determined that its carrying value approximates the fair value of this debt (Level 2 inputs). The carrying amounts of cash and cash equivalents, available-for-sale securities, receivables, program cash, and accounts payable and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities.
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
Self-Insurance Reserves
The Consolidated Balance Sheets include $451 million and $397 million of liabilities associated with retained risks of liability to third parties as of December 31, 2024 and 2023, respectively. Such liabilities relate primarily to public liability and third-party property damage claims, as well as claims arising from the sale of ancillary insurance products including, but not limited to, supplemental liability, personal effects protection and personal accident insurance. These obligations represent an estimate for both reported claims not yet paid and claims incurred but not yet reported. The estimated reserve requirements for such claims are recorded on an undiscounted basis utilizing actuarial methodologies and various assumptions which include, but are not limited to, our historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents for which we are ultimately liable and changes in the cost per incident. For the year ended December 31, 2024, we recorded an unprecedented adjustment to our self-insurance reserves for allocated loss adjustment expense. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.
The Consolidated Balance Sheets also include liabilities of $50 million and $49 million as of December 31, 2024 and 2023, respectively, related to workers’ compensation, health and welfare and other employee benefit programs. The liabilities represent an estimate for both reported claims not yet paid and claims incurred but not yet reported, utilizing actuarial methodologies similar to those described above. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.
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
Transaction-related Costs, net
Transaction-related costs, net are classified separately in the Consolidated Statements of Operations. These costs are comprised of expenses primarily related to acquisition-related activities such as due-diligence and other advisory costs, expenses related to the integration of the acquiree’s operations with our own operations, including the implementation of best practices and process improvements, non-cash gains and losses related to re-acquired rights, expenses related to pre-acquisition contingencies and contingent consideration related to acquisitions.
Investments
We account for investments for which we have the ability to exercise significant influence, but do not have a controlling interest, using the equity method of accounting and record our proportional share of net income or loss within operating expenses in the Consolidated Statements of Operations. We assess equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. Any difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge if the loss in value is deemed other than temporary. As of December 31, 2024 and 2023, we had investments with a carrying value of $100 million and $93 million, respectively, recorded within other non-current assets on the Consolidated Balance Sheets.
Aggregate realized gains and losses on equity method investments and dividend income are recorded within operating expenses on the Consolidated Statements of Operations. During 2024, 2023 and 2022, we recorded net gains from our equity method investments, including dividend income of $23 million, $12 million, and $12 million, respectively. See Note 17 – Related Party Transactions for our equity method investment in our former subsidiary.
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

In February 2022, we completed the sale of our operations in the United States Virgin Islands for $13 million, for the right to operate the Avis brand. During the year ended December 31, 2022, we recorded a gain of $2 million within restructuring and other related charges. The United States Virgin Islands operations were reported within our Americas reportable segment.
In March 2022, we completed the sale of our operations in the Netherlands for $15 million, for the right to operate the Avis and Budget brands. During the year ended December 31, 2022, we recorded a loss of $7 million, net of impact of foreign currency adjustments, within restructuring and other related charges. The Netherlands operations were reported within our International reportable segment.
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

Nonmarketable Equity Securities

We classify investments without readily determinable fair values that are not accounted for under the equity method as nonmarketable equity securities. The accounting guidance requires nonmarketable equity securities to be recorded at cost and adjusted to fair value at each reporting period. We apply the measurement alternative, which allows these investments to be recorded at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. Any changes in value are recorded within operating expenses. As of December 31, 2024 and 2023, our nonmarketable equity securities within non-current assets on our Consolidated Balance Sheets were not material and no material adjustments were made to the carrying values of these securities during the years ended December 31, 2024, 2023 or 2022.

Reclassification

We reclassified certain items within operating activities on the Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022 to conform to the current year presentation. These reclassifications had no impact on reported net cash provided by operating activities.

Adoption of New Accounting Pronouncements

Improvements to Reportable Segment Disclosures

On January 1, 2024, as the result of a new accounting pronouncement, we adopted ASU 2023-07, “Improvements to Reportable Segment Disclosures,” which amends Topic 280 primarily through enhanced disclosures about significant segment expenses. The adoption of this accounting pronouncement has resulted in incremental disclosures within the notes to our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

Improvements to Income Tax Disclosures

On January 1, 2025, as the result of a new accounting pronouncement, we adopted ASU 2023-09, “Improvements to Income Tax Disclosures,” which amends Topic 740 primarily through enhanced income tax disclosures, improving transparency into the factors affecting income tax expense. We expect to include certain additional income tax disclosures in the notes to our Consolidated Financial Statements as a result of the adoption of this accounting pronouncement.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which amends Topic 220 primarily through requiring disclosures, in the notes to financial statements, about certain costs and expenses. The amendments are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted on a prospective or retrospective basis. ASU 2024-03 becomes effective for us on January 1, 2027. We are currently evaluating the impact of the adoption of this accounting pronouncement on our Consolidated Financial Statements.

Reference Rate Reform

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848),” which amends ASU 2020-04 and clarifies the scope and guidance of Topic 848 to allow derivatives impacted by the reference rate reform to qualify for certain optional expedients and exceptions for contract modifications and hedge accounting. The guidance is optional and is effective for a limited period of time. In December 2022, the FASB also issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” to defer the sunset date of ASC 848 from December 31, 2022 to December 31, 2024. As of December 31, 2024, this guidance had no impact on our Consolidated Financial Statements.

 3.    Leases

Lessor

The following table presents our lease revenues disaggregated by geography:

	Year Ended December 31,
	2024	2023	2022
Americas	$8,970	$9,261	$9,401
Europe, Middle East and Africa	1,958	1,932	1,852
Asia and Australasia	615	628	576
Total lease revenues	$11,543	$11,821	$11,829

The following table presents our lease revenues disaggregated by brand:

	Year Ended December 31,
	2024	2023	2022
Avis	$6,609	$6,660	$6,420
Budget	4,220	4,425	4,650
Other (a)	714	736	759
Total lease revenues	$11,543	$11,821	$11,829
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

We lease a portion of our vehicles under operating leases. As of December 31, 2024 and 2023, we have guaranteed up to $30 million and $52 million, respectively, of residual values for these vehicles at the end of their respective lease terms. We believe that, based on current market conditions, the net proceeds from the sale of these vehicles at the end of their lease terms will equal or exceed their net book values and therefore have not recorded a liability related to guaranteed residual values.

The components of lease expense are as follows:

	Year Ended December 31,
	2024	2023	2022
Property leases
Operating lease expense	$935	$860	$703
Variable lease expense	343	402	520
Sublease income	(6)	(6)	(5)
Total property lease expense (a)	$1,272	$1,256	$1,218

Vehicle leases
Finance lease expense:
Amortization of ROU assets (b)	$27	$28	$29
Interest on lease liabilities (c)	7	6	3
Operating lease expense (b)	151	167	138
Total vehicle lease expense	$185	$201	$170
__________
(a)    Primarily included in operating expenses and for the year ended December 31, 2022, includes $(9) million of minimum annual guaranteed rent in excess of concession fees as defined in our rental concession agreements.
(b)    Included in vehicle depreciation and lease charges, net.
(c)    Included in vehicle interest, net.

Supplemental balance sheet information related to leases is as follows:

	As of December 31,
	2024	2023
Property leases
Operating lease ROU assets	$3,057	$2,654

Short-term operating lease liabilities (a)	$628	$576
Long-term operating lease liabilities	2,484	2,117
Operating lease liabilities	$3,112	$2,693

Weighted average remaining lease term	8.0 years	8.1 years
Weighted average discount rate	4.98%	4.83%

Vehicle leases
Finance
Finance lease ROU assets, gross	$228	$265
Accumulated amortization	(43)	(41)
Finance lease ROU assets, net (b)	$185	$224

Short-term vehicle finance lease liabilities	$75	$59
Long-term vehicle finance lease liabilities	68	113
Vehicle finance lease liabilities (c)	$143	$172

Weighted average remaining lease term	2.1 years	2.8 years
Weighted average discount rate	5.07%	3.68%

Operating
Vehicle operating lease ROU assets (d)	$73	$117

Short-term vehicle operating lease liabilities	$58	$83
Long-term vehicle operating lease liabilities	15	36
Vehicle operating lease liabilities (e)	$73	$119

Weighted average remaining lease term	1.3 years	1.5 years
Weighted average discount rate	5.20%	5.13%
_________
(a)    Included in accounts payable and other current liabilities.
(b)    Included in vehicles, net within assets under vehicle programs.
(c)    Included in debt within liabilities under vehicle programs.
(d)    Included in receivables from vehicle manufacturers and other within assets under vehicle programs.
(e)    Included in other within liabilities under vehicle programs.

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2024	2023	2022
Cash payments for lease liabilities within operating activities:
Property operating leases	$947	$838	$743
Vehicle finance leases	7	6	3
Vehicle operating leases	151	167	137
Cash payments for lease liabilities within financing activities:
Vehicle finance leases	$105	$105	$181
Non-cash activities - increase in ROU assets in exchange for lease liabilities:
Property operating leases	$1,404	$1,079	$812
Vehicle finance leases	102	118	153
Vehicle operating leases	112	191	161

Maturities of lease liabilities as of December 31, 2024 are as follows:

	Property Operating Leases	Vehicle Finance Leases	Vehicle Operating Leases
Within 1 year	$766	$75	$60
Between 1 and 2 years	579	—	10
Between 2 and 3 years	513	—	3
Between 3 and 4 years	415	61	1
Between 4 and 5 years	311	7	1
Thereafter	1,221	—	—
Total lease payments	3,805	143	75
Less: Imputed interest	(693)	—	(2)
Total	$3,112	$143	$73

 4.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) (shares in millions):

	Year Ended December 31,
	2024	2023	2022
Net income (loss) attributable to Avis Budget Group, Inc. for basic and diluted EPS	$(1,821)	$1,632	$2,764

Basic weighted average shares outstanding	35.5	38.3	47.3
Non-vested stock	—	0.5	1.1
Diluted weighted average shares outstanding	35.5	38.8	48.4

Earnings (loss) per share
Basic	$(51.23)	$42.57	$58.41
Diluted	$(51.23)	$42.08	$57.16

Diluted EPS was computed using the treasury stock method for non-vested stock. In computing diluted loss per share for the year ended December 31, 2024, our number of diluted weighted average shares outstanding excludes the effect of non-vested stock as the effect would have been anti-dilutive. This occurs when a net loss is reported and the effect of using dilutive shares would be anti-dilutive.
The following table summarizes our outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS (shares in millions):

	As of December 31,
	2024	2023	2022
Non-vested stock (a)	0.4	0.1	0.2
__________
(a)The weighted average grant date fair value for anti-dilutive non-vested stock for 2024, 2023 and 2022 was $134.69, $198.92 and $177.70, respectively.

 5.    Restructuring and Other Related Charges

In 2024, we initiated a global restructuring plan to further right size our operations (“Global Rightsizing”). The costs associated with this initiative are primarily related to the operational scaling of processes, locations, and lines of business. We expect further restructuring expense of approximately $70 million related to this initiative to be incurred in 2025.

In 2022, we initiated a restructuring plan to focus on consolidating our global operations by designing new processes and implementing new systems (“Cost Optimization”). In 2021, we initiated a global restructuring plan to focus on cost discipline by reviewing headcounts, facilities and contractor agreements. We transformed our business as we exited the COVID-19 crisis by controlling fixed costs and matching variable costs to demand (“T21”). In 2020, we initiated a global restructuring plan to reduce operating costs, such as headcount and facilities, due to declining reservations and revenue resulting from the COVID-19 outbreak (“2020 Optimization”). In 2019, we initiated a restructuring plan to exit our operations in Brazil by closing rental facilities, disposing of assets and terminating personnel (“Brazil”). We also initiated a restructuring plan in that same year to drive global efficiency by improving processes and consolidating functions, and to create new objectives and strategies for our truck rental operations in the United States by reducing headcount, large vehicles and rental locations (“T19”). These initiatives are complete.

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded within our reportable segments for restructuring charges and corresponding payments and utilizations:

	Personnel Related	Facility Related	Other	Total
Balance at January 1, 2022	$7	$2	$1	$10
Restructuring expense:
Cost Optimization	9	—	—	9
T21	3	—	—	3
Brazil	—	—	1	1
Restructuring payment/utilization:
Cost Optimization	(6)	—	(1)	(7)
T21	(8)	(1)	—	(9)
2020 Optimization	(1)	—	—	(1)
Brazil	—	—	(1)	(1)
T19	—	(1)	—	(1)
Balance as of December 31, 2022	$4	$—	$—	$4
Restructuring expense:
Cost Optimization	8	—	2	10
Brazil	—	—	1	1
Restructuring payment/utilization:
Cost Optimization	(8)	—	(2)	(10)
Brazil	—	—	(1)	(1)
Balance as of December 31, 2023	$4	$—	$—	$4
Restructuring expense:
Global Rightsizing (a)	19	—	17	36
Cost Optimization	—	—	1	1
Restructuring payment/utilization:
Global Rightsizing (a)	(12)	—	(8)	(20)
Cost Optimization	(1)	—	(3)	(4)
Balance as of December 31, 2024	$10	$—	$7	$17
__________
(a)    Other includes the disposition of vehicles.

	Americas	International	Total
Balance at January 1, 2022	$2	$8	$10
Restructuring expense:
Cost Optimization	2	7	9
T21	1	2	3
Brazil	1	—	1
Restructuring payment/utilization:
Cost Optimization	(2)	(5)	(7)
T21	(2)	(7)	(9)
2020 Optimization	—	(1)	(1)
Brazil	(1)	—	(1)
T19	—	(1)	(1)
Balance as of December 31, 2022	1	3	4
Restructuring expense:
Cost Optimization	7	3	10
Brazil	1	—	1
Restructuring payment/utilization:
Cost Optimization	(6)	(4)	(10)
Brazil	(1)	—	(1)
Balance as of December 31, 2023	2	2	4
Restructuring expense:
Global Rightsizing	19	17	36
Cost Optimization	1	—	1
Restructuring payment/utilization:
Global Rightsizing	(12)	(8)	(20)
Cost Optimization	(1)	(3)	(4)
Balance as of December 31, 2024	$9	$8	$17

Other Related Charges

In April 2022, we announced the departure of Veresh Sita as Executive Vice President and Chief Digital and Innovation Officer effective May 13, 2022. In connection with Mr. Sita’s separation, we recorded other related charges of approximately $1 million, inclusive of accelerated stock-based compensation expense, for the year ended December 31, 2022.

 6.    Acquisitions

McNicoll Vehicle Hire

In September 2023, we completed the acquisition of McNicoll Vehicle Hire, a vehicle rental company in Scotland specializing in van and car rentals, for approximately $17 million, net of acquired cash. The investment enabled us to expand our footprint of vehicle rental services in Scotland. The excess of the purchase price over preliminary fair value of net assets acquired was allocated to goodwill, which was assigned to our International reportable segment. In connection with this acquisition, approximately $10 million was recorded to goodwill, $4 million was recorded to trade names, and $1 million was recorded to customer relationships. The trade names and customer relationships will be amortized over a weighted average useful life of approximately 10 years. The goodwill was not deductible for tax purposes. In 2024, we finalized our accounting for this acquisition. As a result, we recorded an additional $2 million to the goodwill connected to this acquisition during the year ended December 31, 2024, which represents the additional excess of the purchase price over the fair value of the identifiable net assets acquired.

Licensees

In June 2023, we completed the acquisition of a licensee in North America for approximately $14 million, plus approximately $20 million for acquired fleet. In October 2023, we completed the acquisition of a second licensee in North America for approximately $10 million, plus approximately $4 million for acquired fleet. These investments were in-line with our strategy to re-acquire licensees when advantageous to expand our footprint of Company-operated locations. The acquired fleet for each acquisition was financed under our existing financing arrangements. In connection with these acquisitions in June 2023 and October 2023, approximately $14 million and $10 million, respectively, was recorded to other intangibles related to license agreements, which are being amortized over weighted average useful lives of approximately five years and three years, respectively. Differences between the preliminary allocation of purchase prices and the final allocations for these acquisitions were not material.

 7.    Intangible Assets
Intangible assets consisted of:

	As of December 31, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements (a)	$306	$244	$62	$316	$234	$82
Customer relationships (b)	244	221	23	253	221	32
Other (c)	52	47	5	56	46	10
Total	$602	$512	$90	$625	$501	$124

Unamortized Intangible Assets
Goodwill	$1,071			$1,099
Trademarks	$511			$546
_________
(a)Primarily amortized over a period ranging from 0 to 40 years with a weighted average life of 15 years.
(b)Primarily amortized over a period ranging from 1 to 20 years with a weighted average life of 11 years.
(c)Primarily amortized over a period ranging from 3 to 10 years with a weighted average life of 9 years.

During 2024, we recorded an impairment related to our unamortized Zipcar trademark of $28 million. See Note 2 – Summary of Significant Accounting Policies.

Amortization expense relating to all intangible assets was as follows:

	Year Ended December 31,
	2024	2023	2022
License agreements	$17	$14	$29
Customer relationships	9	9	10
Other	4	6	5
Total	$30	$29	$44
Based on our amortizable intangible assets at December 31, 2024, we expect amortization expense of approximately $22 million for 2025, $21 million for 2026, $15 million for 2027, $9 million for 2028 and $7 million for 2029 excluding effects of currency exchange rates.
The carrying amounts of goodwill and related changes are as follows:

	Americas	International	Total Company
Goodwill as of January 1, 2023	$2,137	$1,051	$3,188
Accumulated impairment losses as of January 1, 2023	(1,587)	(531)	(2,118)
Goodwill as of January 1, 2023	550	520	1,070
Acquisitions	—	10	10
Currency translation adjustments and other	1	18	19
Goodwill as of December 31, 2023	551	548	1,099
Acquisitions	—	2	2
Currency translation adjustments and other	(3)	(27)	(30)
Goodwill as of December 31, 2024	$548	$523	$1,071

 8.    Vehicle Rental Activities
The components of vehicles, net within assets under vehicle programs are as follows:

	As of December 31,
	2024	2023
Rental vehicles (a)	$20,094	$23,114
Less: Accumulated depreciation	(3,143)	(2,639)
	16,951	20,475
Vehicles held for sale (a)	594	734
Vehicles, net investment in lease (b)	74	31
Vehicles, net	$17,619	$21,240
_________
(a)    For the year ended December 31, 2024, reflects long-lived asset impairment and other related charges, which reduced the carrying value of our rental vehicles and vehicles held for sale to fair value. See Note 2 – Summary of Significant Accounting Policies.
(b)    See Note 17 – Related Party Transactions.

The components of vehicle depreciation and lease charges, net are summarized below:

	Year Ended December 31,
	2024	2023	2022
Depreciation expense	$2,658	$2,228	$1,709
Lease charges	151	167	138
(Gain) loss on sale of vehicles, net	167	(656)	(1,019)
Vehicle depreciation and lease charges, net	$2,976	$1,739	$828
At December 31, 2024, 2023 and 2022, we had payables related to vehicle purchases included in liabilities under vehicle programs - other of $203 million, $287 million, and $265 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $287 million, $237 million, and $212 million, respectively.

 9.    Income Taxes

The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$14	$—	$—
State	11	45	137
Foreign	70	43	61
Current income tax provision	95	88	198

Deferred
Federal	(644)	77	622
State	(211)	47	(22)
Foreign	(50)	67	82
Deferred income tax provision	(905)	191	682
Provision for (benefit from) income taxes	$(810)	$279	$880
Income (loss) before income taxes is comprised of the following:

	Year Ended December 31,
	2024	2023	2022
United States (U.S.)	$(2,642)	$1,418	$3,114
Foreign	15	496	522
Income (loss) before income taxes	$(2,627)	$1,914	$3,636

Deferred income tax assets, net is comprised of the following:

	As of December 31,
	2024	2023
Deferred income tax assets:
Net tax loss carryforwards	$983	$1,373
Long-term operating lease liabilities	807	703
Tax credits	405	323
Deferred interest expense (a)	358	179
Accrued liabilities and deferred revenue	157	169
Depreciation and amortization	24	22
Provision for doubtful accounts	19	18
Other (a)	28	34
Valuation allowance (b)	(83)	(103)
Deferred income tax assets	2,698	2,718

Deferred income tax liabilities:
Operating lease right of use assets	793	693
Depreciation and amortization	74	117
Prepaid expenses	32	33
Other	13	7
Deferred income tax liabilities	912	850
Deferred income tax assets, net	$1,786	$1,868
__________
(a)    For the year ended December 31, 2023, we reclassified $179 million of deferred interest expense to conform to the current year presentation. This reclassification had no impact to our reported deferred income tax assets.
(b)     The valuation allowance at December 31, 2024 relates to tax loss carryforwards and certain deferred tax assets of $80 million and $3 million, respectively. The valuation allowance at December 31, 2023 relates to tax loss carryforwards and certain deferred tax assets of $100 million and $3 million, respectively. The valuation allowances will be reduced when and if we determine it is more likely than not that the related deferred income tax assets will be realized.

Deferred income tax assets and liabilities related to vehicle programs are comprised of the following:

	As of December 31,
	2024	2023
Deferred income tax assets:
Depreciation and amortization	$73	$80
Other	20	28
Deferred income tax assets	93	108

Deferred income tax liabilities:
Depreciation and amortization	2,513	3,497
Other	22	29
Deferred income tax liabilities	2,535	3,526
Deferred income tax liabilities under vehicle programs, net	$2,442	$3,418
At December 31, 2024, we had U.S. federal net operating loss carryforwards of approximately $3.0 billion. The net operating loss carryforwards have an indefinite utilization period pursuant to the Tax Act. Such net operating loss carryforwards are primarily related to accelerated depreciation of our U.S. vehicles. Currently, we do not record valuation allowances on the majority of our U.S. federal tax loss carryforwards as there are adequate deferred tax liabilities that could be realized within the carryforward period. At December 31,

2024, we had foreign net operating loss carryforwards of approximately $890 million, the majority of which has an indefinite utilization period.
At December 31, 2024, we had undistributed earnings of certain foreign subsidiaries of approximately $1.6 billion that we have indefinitely reinvested, and on which we have not recognized deferred taxes. Estimating the amount of potential tax is not practicable because of the complexity and variety of assumptions necessary to compute the tax.
The reconciliation between the U.S. federal income tax statutory rate and our effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory rate	21.0%	21.0%	21.0%
Adjustments to reconcile to our effective rate:
State and local income taxes, net of federal tax benefits	6.0	4.0	3.9
Changes in valuation allowances	0.2	—	(1.3)
Taxes on foreign operations at rates different than U.S. federal statutory rates	(0.9)	2.8	1.2
Tax credits (a)	3.6	(11.7)	(0.4)
Stock-based compensation	0.1	(1.1)	(0.5)
Other non-deductible (non-taxable) items	(0.2)	0.7	0.4
Other (a)	1.0	(1.1)	(0.1)
	30.8%	14.6%	24.2%
_______
(a)For the year ended December 31, 2022, we reclassified (0.4%) of certain tax credits to conform to the current year presentation. This reclassification had no impact to our reported effective income tax rate.
The Organisation for Economic Cooperation and Development (“OECD”) published a proposal for the establishment of a global minimum tax rate of 15% (the “Pillar Two rule”), effective for fiscal 2024. We are closely monitoring developments of the Pillar Two rule as the OECD continues to refine its technical guidance and member states implement tax laws and regulations based on Pillar Two proposals. Pillar Two did not have a material impact on our Consolidated Financial Statements for 2024.

The following is a reconciliation of the gross amount of unrecognized tax benefits:

	2024	2023	2022
Balance, January 1	$63	$53	$58
Additions for tax positions related to current year	4	5	4
Additions for tax positions related to prior years	—	5	3
Reductions for tax positions related to prior years	(2)	—	(5)
Settlements	—	—	(5)
Statute of limitations	(4)	(2)	—
Foreign currency translation	(3)	2	(2)
Balance, December 31	$58	$63	$53
We do not anticipate the gross amount of unrecognized tax benefits to change significantly in 2025.
We are subject to taxation in the U.S. and various foreign jurisdictions. As of December 31, 2024, the 2007 through 2023 tax years generally remain subject to examination by the federal tax authorities. The 2012 through 2023 tax years generally remain subject to examination by various state tax authorities. In significant foreign jurisdictions, the 2012 through 2023 tax years generally remain subject to examination by their respective tax authorities.

Substantially all of the gross amount of unrecognized tax benefits at December 31, 2024, 2023 and 2022, if recognized, would affect our provision for (benefit from) income taxes. As of December 31, 2024, our unrecognized tax benefits were offset by tax loss carryforwards and other deferred tax assets in the amount of $27 million.
The following table presents unrecognized tax benefits:

	As of December 31,
	2024	2023
Unrecognized tax benefits in current income taxes payable (a)	$17	$17
Unrecognized tax benefits in non-current income taxes payable (a)	17	21
Accrued interest payable on potential tax liabilities (b)	47	44
__________
(a)Pursuant to the agreements governing the disposition of certain subsidiaries in 2006, we are entitled to indemnification for certain predisposition tax contingencies. As of December 31, 2024 and 2023, liabilities for unrecognized tax benefits associated with these tax contingencies are included in current income taxes payable.
(b)We recognize potential interest expense related to unrecognized tax benefits within interest expense related to corporate debt, net on the accompanying Consolidated Statements of Operations. Penalties incurred during the years ended December 31, 2024, 2023 and 2022, were not significant and were recognized in the provision for (benefit from) income taxes.

 10.    Other Current Assets
Other current assets consisted of:

	As of December 31,
	2024	2023
Prepaid expenses	$239	$239
Sales and use taxes	187	192
Other	236	253
Other current assets	$662	$684

 11.    Property and Equipment, net
Property and equipment, net consisted of:

	As of December 31,
	2024	2023
Land	$61	$61
Buildings and leasehold improvements	616	574
Capitalized software	981	957
Furniture, fixtures and equipment	484	440
Projects in process	92	154
Buses and support vehicles	94	94
	2,328	2,280
Less: Accumulated depreciation and amortization	(1,631)	(1,561)
Property and equipment, net	$697	$719
Depreciation and amortization expense relating to property and equipment during 2024, 2023 and 2022 was $207 million, $187 million, and $181 million, respectively (including $102 million, $101 million, and $115 million, respectively, of amortization expense relating to capitalized software). At December 31, 2024, we had payables related to property and equipment included in accounts payable and other current liabilities of $10 million. At December 31, 2023, we had payables related to property and equipment included in accounts payable and other current liabilities and in other non-current liabilities of $18 million and $6 million, respectively.

 12.    Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consisted of:

	As of December 31,
	2024	2023
Short-term operating lease liabilities	$628	$576
Accounts payable	450	487
Accrued sales and use taxes	305	251
Accrued advertising and marketing	258	276
Public liability and property damage insurance liabilities – current	245	181
Accrued interest (a)	180	141
Deferred lease revenues – current	149	168
Accrued payroll and related	126	188
Other (a)	359	359
Accounts payable and other current liabilities	$2,700	$2,627
_______
(a)For the year ended December 31, 2023, we reclassified $141 million of accrued interest to conform to the current year presentation. This reclassification had no impact to accounts payable and other current liabilities.

 13.    Long-term Corporate Debt and Borrowing Arrangements
Long-term debt and other borrowing arrangements consisted of:

	Maturity Date	As of December 31,
		2024	2023
4.750% euro-denominated Senior Notes	January 2026	—	386
5.750% Senior Notes	July 2027	740	736
4.750% Senior Notes	April 2028	500	500
7.000% euro-denominated Senior Notes	February 2029	621	—
5.375% Senior Notes	March 2029	600	600
8.250% Senior Notes	January 2030	700	—
7.250% euro-denominated Senior Notes	July 2030	622	441
8.000% Senior Notes	February 2031	497	497
Floating Rate Term Loan (a)	August 2027	1,153	1,164
Floating Rate Term Loan (a)	March 2029	—	524
Other (b)		20	30
Deferred financing fees		(60)	(55)
Total		5,393	4,823
Less: Short-term debt and current portion of long-term debt		20	32
Long-term debt		$5,373	$4,791
_________
(a)The floating rate term loan due August 2027 is, and the floating rate term loan due March 2029 was, part of our senior revolving credit facility, which is secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property.
(b)Primarily includes finance leases which are secured by liens on the related assets.
Term Loan
Floating Rate Term Loan due 2027. In February 2020, we amended our Floating Rate Term Loan and extended its maturity term to 2027. As of December 31, 2024, the loan bears interest at one-month Secured Overnight Financing Rate (“SOFR”) plus 1.75%, for an aggregate rate of 6.22%. We have entered into an interest rate swap to hedge $750 million of our interest rate exposure related to the floating rate term loan at an aggregate rate of 3.26%.

Floating Rate Term Loan due 2029. In March 2022, we entered into a $750 million Floating Rate Term Loan due March 2029, at a price of 97% of the aggregate principal amount, with interest paid monthly. In December 2023, we repaid approximately $200 million of our outstanding balance using the proceeds from the issuance of our 8.000% Senior Notes due February 2031. In October 2024, we fully repaid the outstanding borrowings under our floating rate term loan due 2029 using the proceeds from the issuance of our 8.250% Senior Notes due January 2030.
Senior Notes

4.750% euro-denominated Senior Notes due 2026. In October 2018, we issued €350 million of 4.750% euro-denominated Senior Notes due 2026, at par, with interest payable semi-annually. We had the right to redeem these notes in whole or in part on or after September 30, 2021 at specified redemption prices plus accrued interest. Net proceeds from the offering were used to redeem our 5.125% Senior Notes due June 2022 for $410 million plus accrued interest. In April 2024, we redeemed these notes using the proceeds from our 7.000% euro-denominated Senior Notes due February 2029.

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

4.750% Senior Notes due 2028. In March 2021, we issued $500 million of 4.750% Senior Notes due April 2028, at par, with interest paid semi-annually. We have the right to redeem these notes in whole or in part at any time on or after April 1, 2024 at specified redemption prices plus accrued interest. Net proceeds, together with cash on hand, were used to redeem all of the outstanding 6.375% Senior Notes due 2024 for $356 million plus accrued interest and a portion of our outstanding 5.250% Senior Notes due 2025 for $142 million plus accrued interest.

5.375% Senior Notes due 2029. In March 2021, we issued $600 million of 5.375% Senior Notes due March 2029, at par, with interest paid semi-annually. We have the right to redeem these notes in whole or in part at any time on or after March 1, 2024 at specified redemption prices plus accrued interest. Net proceeds, together with cash on hand, were used to redeem all of the outstanding 10.500% Senior Secured Notes due 2025 for $599 million plus accrued interest.

7.250% euro-denominated Senior Notes due July 2030. In July 2023, we issued €400 million of 7.250% euro-denominated Senior Notes due July 2030, at par, with interest payable semi-annually. We have the right to redeem these notes in whole or in part at any time on or after July 2026 at a specified redemption price plus accrued interest. Net proceeds from the offering were used primarily to redeem all of the €300 million of our outstanding 4.125% euro-denominated Senior Notes due 2024 plus accrued interest. In May 2024, we issued €200 million of additional 7.250% euro-denominated Senior Notes due July 2030, at 100.25% of face value, under the indenture governing our existing 7.250% euro-denominated Senior Notes. Net proceeds from this offering were used for general corporate purposes.

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

7.000% euro-denominated Senior Notes due February 2029. In February 2024, we issued €600 million of 7.000% euro-denominated Senior Notes due February 2029, at par, with interest payable semi-annually. We have the right to redeem these notes in whole or in part at any time prior to February 28, 2026 at their principal amount plus accrued interest and a make-whole premium, or at any time on or after February 28, 2026 at a specified redemption price plus accrued interest. Net proceeds from the offering were used primarily to redeem all of our outstanding 4.750% euro-denominated Senior Notes due January 2026 plus accrued interest, with the remainder being used for general corporate purposes.

8.250% Senior Notes due January 2030. In September 2024, we issued $700 million of 8.250% Senior Notes due January 2030, at par, with interest payable semi-annually. We have the right to redeem these notes in whole or in part, at any time prior to September 15, 2026 at the principal amount plus accrued interest and a make-whole premium, or at any time on or after September 15, 2026 at a specified redemption price plus accrued interest. Net proceeds from the offering were used to repay the outstanding borrowings under our floating rate term loan due 2029, with the remainder being used to repay maturing vehicle-backed debt and for general corporate purposes.

In connection with the debt amendments and repayments for the years ended December 31, 2024 and 2023, we recorded $19 million and $5 million, respectively, in early extinguishment of debt costs.

The 5.750% Senior Notes, the 4.750% Senior Notes, the 5.375% Senior Notes, the 8.000% Senior Notes and the 8.250% Senior Notes are senior unsecured obligations of our Avis Budget Car Rental, LLC (“ABCR”) subsidiary, are guaranteed by us and certain of our domestic subsidiaries and rank equally in right of payment with all of our existing and future senior unsecured indebtedness.

The 4.750% euro-denominated Senior Notes were, and the 7.250% euro-denominated Senior Notes and the 7.000% euro-denominated Senior Notes are, unsecured obligations of our Avis Budget Finance plc subsidiary, and are (or were) guaranteed on a senior basis by us and certain of our domestic subsidiaries and rank (or ranked) equally with all of our existing senior unsecured debt.
Debt Maturities
The following table provides contractual maturities of our corporate debt at December 31, 2024:

Year	Amount
2025 (a)	$20
2026	17
2027	1,872
2028	503
2029	1,222
Thereafter	1,819
$5,453
__________
(a)These short-term borrowings have weighted average interest rates which range from 5.39% to 5.80% as of December 31, 2024.

Committed Credit Facilities And Available Funding Arrangements
At December 31, 2024, the committed corporate credit facilities available to us and/or our subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2028 (a)	$2,000	$—	$1,497	$503
__________
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

Uncommitted Standby Letter of Credit Facilities. We have other uncommitted standby letter of credit facilities (“SBLC facilities”) with an additional letter of credit capacity of up to $455 million. As of December 31, 2024, letters of credit totaling $400 million have been issued on our SBLC facilities, which results in a remaining available capacity of approximately $55 million.

Debt Covenants

The agreements governing our indebtedness contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries, the incurrence of additional indebtedness and/or liens by us and certain of our subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. Our senior credit facility also contains a maximum leverage ratio requirement. As of December 31, 2024, we were in compliance with the financial covenants governing our indebtedness.

 14.    Debt Under Vehicle Programs and Borrowing Arrangements
Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of December 31,
	2024	2023
Americas – Debt due to Avis Budget Rental Car Funding (a)	$14,143	$15,502
Americas – Debt borrowings	1,160	1,075
International – Debt borrowings	2,159	2,203
International – Finance leases	143	172
Other	8	55
Deferred financing fees (b)	(77)	(70)
Total	$17,536	$18,937
__________
(a)Includes $751 million and $841 million of Class R notes as of December 31, 2024 and December 31, 2023, respectively, which are held by us.
(b)Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of December 31, 2024 and 2023 were $60 million and $61 million, respectively.

Americas

Debt due to Avis Budget Rental Car Funding. Avis Budget Rental Car Funding, an unconsolidated bankruptcy remote qualifying special purpose limited liability company, issues privately placed notes to investors as well as to banks and bank-sponsored conduit entities. Avis Budget Rental Car Funding uses the proceeds from its note issuances to make loans to our wholly-owned subsidiary, AESOP Leasing LP (“AESOP Leasing”), on a continuing basis. AESOP Leasing is required to use the proceeds of such loans to acquire or finance the acquisition of vehicles used in our rental car operations. By issuing debt through the Avis Budget Rental Car Funding program, we pay a lower rate of interest than if we had issued debt directly to third parties. Avis Budget Rental Car Funding is not consolidated, as we are not the “primary beneficiary” of Avis Budget Rental Car Funding. We determined that we are not the primary beneficiary because we do not have the obligation to absorb the potential losses or receive the benefits of Avis Budget Rental Car Funding’s activities since our only significant source of variability in the earnings, losses or cash flows of Avis Budget Rental Car Funding is exposure to our own creditworthiness, due to our loan from Avis Budget Rental Car Funding. Because Avis Budget Rental Car Funding is not consolidated, AESOP Leasing’s loan obligations to Avis Budget Rental Car Funding are reflected as related party debt on our Consolidated Balance Sheets. We also have an asset within Assets under vehicle programs on our Consolidated Balance Sheets which represents securities issued to us by Avis Budget Rental Car Funding. AESOP Leasing is consolidated, as we are the “primary beneficiary” of AESOP Leasing; as a result, the vehicles purchased by AESOP Leasing remain on our Consolidated Balance Sheets. We determined we are the primary beneficiary of AESOP Leasing, as we have the ability to direct its activities, an obligation to absorb a majority of its expected losses and the right to receive the benefits of AESOP Leasing’s activities. AESOP Leasing’s vehicles and related assets, which as of December 31, 2024, approximate $17 billion and some of which are subject to manufacturer repurchase and guaranteed depreciation agreements, collateralize the debt issued by Avis Budget Rental Car Funding. The assets and liabilities of AESOP Leasing are presented on our Consolidated Balance Sheets within assets under vehicle programs and liabilities under vehicle programs, respectively. The assets of AESOP Leasing, included within assets under vehicle programs (excluding the investment in Avis Budget Rental Car Funding (AESOP) LLC—related party) are restricted. Such assets may be used only to repay the respective AESOP Leasing liabilities, included within Liabilities under vehicle programs, and to purchase new vehicles, although if certain collateral coverage requirements are met, AESOP Leasing may pay dividends from excess cash. The creditors of AESOP Leasing and Avis Budget Rental Car Funding have no recourse to our general credit. We periodically provide Avis Budget Rental Car Funding with non-contractually required support, in the form of equity and loans, to serve as additional collateral for the debt issued by Avis Budget Rental Car Funding.
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
The following table provides a summary of debt issued by Avis Budget Rental Car Funding during the years ended December 31, 2024 and 2023:

Issuance Date	Maturity Date	Weighted Average Interest Rate	Amount Issued
January 2024	June 2029	5.51%	$1,200
February 2024	April 2026	6.24%	53
February 2024	April 2028	6.23%	52
February 2024	October 2026	6.18%	37
March 2024	October 2027	5.26%	400
March 2024	December 2029	5.35%	700
December 2024 (a)	February 2026	9.56%	88
December 2024 (a)	April 2026	9.56%	75
December 2024 (a)	October 2026	9.61%	53
December 2024 (a)	February 2027	9.65%	61
December 2024 (a)	April 2027	9.66%	65
December 2024 (a)	October 2027	9.67%	55
		6.04%	$2,839

January 2023	April 2028	5.36%	$500
January 2023	October 2026	5.31%	350
April 2023	February 2027	5.67%	450
April 2023	June 2028	5.76%	550
June 2023	April 2027	5.91%	476
June 2023	December 2028	5.98%	526
September 2023	August 2027	6.09%	300
September 2023	February 2029	6.21%	700
		5.81%	$3,852
__________
(a)During December 2024, Avis Budget Rental Car Funding issued additional notes under several previously outstanding series of debt.

We used the proceeds from these borrowings to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. Borrowings under the Avis Budget Rental Car Funding program primarily represent fixed rate notes and had a weighted average interest rate of 5.04% and 4.99% as of December 31, 2024 and 2023 respectively.

Debt borrowings. We finance the acquisition of vehicles used in our Canadian rental operations through a consolidated, bankruptcy remote special-purpose entity, which issues privately placed notes to investors and bank-sponsored conduits. We finance the acquisition of fleet for our truck rental operations in the United States through a combination of debt facilities and leases. These debt borrowings represent a mix of fixed and floating rate debt and had a weighted average interest rate of 5.78% and 5.77% as of December 31, 2024 and 2023 respectively.
We entered into a repurchase agreement (the “Repurchase Facility”) in September 2024, whereby we may sell our Class D notes issued by Avis Budget Rental Car Funding to the Repurchase Facility counterparty and repurchase such notes. Transactions under the Repurchase Facility have a 180-day tenor. As of December 31, 2024, $116 million was outstanding under the Repurchase Facility, which bears interest at a rate of 6.64%. As of December 31, 2024, we had $195 million of securities pledged as collateral for the Repurchase Facility, included within investment in Avis Budget Rental Car Funding (AESOP) LLC—related party on our Consolidated Balance Sheets.

International

Debt borrowings. In EMEA we operate a European rental fleet securitization program which is used to finance fleet purchases for certain of our European operations. In February 2024, we amended our European rental fleet securitization program to increase its capacity from €1.7 billion to €1.9 billion, to add £200 million to our capacity within the program, and to extend the maturity of the program from 2024 to 2026. The International borrowings primarily represent floating rate notes and had a weighted average interest rate of 5.07% and 5.51% as of December 31, 2024 and 2023, respectively.

Finance leases. We obtain a portion of our International vehicles under finance lease arrangements. For the years ended December 31, 2024 and 2023, the weighted average interest rate on these borrowings was 5.07% and 3.68% respectively. All finance leases are on a fixed repayment basis and interest rates are fixed at the contract date.

Debt Maturities
The following table provides the contractual maturities of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2024:

Debt under Vehicle Programs (a)
2025 (b)	$1,966
2026 (c)	6,484
2027 (d)	3,930
2028 (e)	2,330
2029	2,749
Thereafter	154
$17,613
__________
(a)    Vehicle-backed debt primarily represents asset-backed securities.
(b)    Includes $0.5 billion of bank and bank-sponsored facilities. These short-term borrowings have a weighted average interest rate of 4.04% as of December 31, 2024.
(c)    Includes $3.2 billion of bank and bank-sponsored facilities.
(d)    Includes $0.1 billion of bank and bank-sponsored facilities.
(e)    Includes $0.1 billion of bank and bank-sponsored facilities.

Committed Credit Facilities And Available Funding Arrangements
The following table presents available funding under our debt arrangements related to our vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at December 31, 2024:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas – Debt due to Avis Budget Rental Car Funding	$15,720	$14,143	$1,577
Americas – Debt borrowings	1,424	1,160	264
International – Debt borrowings	3,031	2,159	872
International – Finance leases	242	143	99
Other	8	8	—
Total	$20,425	$17,613	$2,812
__________
(a)Capacity is subject to maintaining sufficient assets to collateralize debt. The total capacity for Americas — Debt due to Avis Budget Rental Car Funding includes increases from amendments of our asset-backed variable funding financing facilities, which were most recently amended and extended in December 2024.
(b)The outstanding debt is collateralized by vehicles and related assets of $14 billion for Americas - Debt due to Avis Budget Rental Car Funding; $1.5 billion for Americas - Debt borrowings; $2.7 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants
The agreements under our vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions, and in some cases also require compliance with certain financial requirements. As of December 31, 2024, we are not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under our vehicle-backed funding programs.

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

In September 2014, Dawn Valli et al. v. Avis Budget Group Inc., et al. was filed in U.S. District Court for the District of New Jersey. The plaintiffs seek to represent a purported nationwide class of certain renters of vehicles from our Avis and Budget subsidiaries from September 30, 2008 through the present. The plaintiffs seek damages in connection with claims relating to alleged misrepresentations and omissions concerning charging customers for traffic infractions and related administrative fees. In October 2023, plaintiffs’ motion for class certification was denied as to their proposed nationwide class and granted as to a subclass, created at the Court’s discretion, of Avis Preferred and Budget Fastbreak members. We have been named as a defendant in other purported consumer class action lawsuits, including two class actions filed against us in New Jersey, one seeking damages in connection with a breach of contract claim and another related to ancillary charges at our Payless subsidiary. However, the Company intends to vigorously defend them.

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

Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable resolutions could occur. We estimate that the potential exposure resulting from adverse outcomes of current legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $40 million in excess of amounts accrued as of December 31, 2024. We do not believe that the impact should result in a material liability to us in relation to our consolidated financial condition or results of operations.
Commitments to Purchase Vehicles
We maintain agreements with vehicle manufacturers under which we have agreed to purchase approximately $6.3 billion of vehicles from manufacturers over the next 12 months, a $0.5 billion decrease compared to December 31, 2023, financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.
Other Purchase Commitments
In the normal course of business, we make various commitments to purchase other goods or services from specific suppliers, including those related to marketing, advertising, computer services and capital expenditures. As of December 31, 2024, we had approximately $145 million of purchase obligations, which extend through 2029.
Concentrations
Concentrations of credit risk at December 31, 2024, include (i) risks related to our repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers and primarily with respect to receivables for program cars that have been disposed, but for which we have not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $39 million and $24 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

Asset Retirement Obligations
We maintain a liability for asset retirement obligations. An asset retirement obligation is a legal obligation to perform certain activities in connection with the retirement, disposal or abandonment of assets. Our asset retirement obligations, which are measured at discounted fair values, are primarily related to the removal of underground fuel storage tanks at our rental facilities. The Consolidated Balance Sheets include liabilities for asset retirement obligations of $25 million and $27 million at December 31, 2024 and 2023, respectively.
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

 16.    Stockholders' Equity
Cash Dividend Payments
During 2024 and 2022, we did not declare or pay any cash dividends. In December 2023, we paid a special cash dividend of $10.00 per share to all holders of our common stock as of December 15, 2023, totaling $355 million. Our ability to pay dividends to holders of our common stock is limited by our senior credit facility, the indentures governing our senior notes and our vehicle financing programs.
Share Repurchases
Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded most recently in February 2023 (the “Stock Repurchase Program”). During 2024, 2023 and 2022, we repurchased 21.6 million shares of common stock under the Stock Repurchase Program at a cost of approximately $4.2 billion (excluding excise taxes due for 2024 and 2023 repurchases under the Inflation Reduction Act of 2022). As of December 31, 2024, approximately $757 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges (a)	Minimum Pension Liability Adjustment (b)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2022	$16	$(19)	$(130)	$(133)
Other comprehensive income (loss) before reclassifications	(46)	57	11	22
Gross (gains) losses reclassified		9	5	14
Tax on (gains) losses reclassified		(2)	(2)	(4)
(Gains) losses reclassified from accumulated other comprehensive income (loss), net of tax	—	7	3	10
Net current-period other comprehensive income (loss)	(46)	64	14	32
Balance, December 31, 2022	(30)	45	(116)	(101)
Other comprehensive income (loss) before reclassifications	27	5	(18)	14
Gross (gains) losses reclassified		(18)	5	(13)
Tax on (gains) losses reclassified		5	(1)	4
(Gains) losses reclassified from accumulated other comprehensive income (loss), net of tax	—	(13)	4	(9)
Net current-period other comprehensive income (loss)	27	(8)	(14)	5
Balance, December 31, 2023	(3)	37	(130)	(96)
Other comprehensive income (loss) before reclassifications	(122)	15	10	(97)
Gross (gains) losses reclassified		(28)	5	(23)
Tax on (gains) losses reclassified		7	(1)	6
(Gains) losses reclassified from accumulated other comprehensive income (loss), net of tax	—	(21)	4	(17)
Net current-period other comprehensive income (loss)	(122)	(6)	14	(114)
Balance, December 31, 2024	$(125)	$31	$(116)	$(210)
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries (see Note 9 – Income Taxes) and include a $148 million gain, net of tax, related to our hedge of our investment in euro-denominated foreign operations (See Note 20 – Financial Instruments).
(a)Amounts reclassified to interest expense.
(b)Amounts reclassified to selling, general and administrative expenses.

 17.    Related Party Transactions

SRS Mobility Ventures, LLC

In 2021, SRS Mobility Ventures, LLC acquired a 33 1/3% Class A Membership Interest in one of our subsidiaries at fair value of $37.5 million. SRS Mobility Ventures, LLC is an affiliate of our largest shareholder, SRS Investment Management, LLC.

On September 1, 2022, through the issuance of Class B Preferred Voting Membership Interests, SRS Mobility Ventures, LLC increased their ownership in this subsidiary to 51% at fair value of $62 million. In accordance with ASC Topic 810-10-40, we must deconsolidate a subsidiary as of the date we cease to have a controlling interest in that subsidiary and recognize the gain or loss in net income at that time. The fair value of our retained investment was determined utilizing a discounted cash flow methodology based on various assumptions, including projections of future cash flows, which include forecast of future revenue and EBITDA. As a result, we deconsolidated our former subsidiary, Avis Mobility Ventures LLC (“AMV”), from our financial statements and began to report our proportional share of the former subsidiary’s income or loss within other (income) expense, net in our Consolidated Statements of Operations as we no longer had the ability to direct the significant activities of the former subsidiary and were no longer primary beneficiary of the VIE. Upon deconsolidation in 2022, our former subsidiary had a net asset carrying amount of $49 million and we recorded a gain within other (income) expense, net. In August and October 2023, SRS Mobility Ventures, LLC made capital contributions to AMV, increasing their ownership to approximately 65%. In June 2024, SRS Mobility Ventures, LLC made a capital contribution of approximately $22 million to AMV, and we simultaneously settled approximately $12 million in receivables from AMV related to services we provided. SRS Mobility Ventures, LLC’s ownership percentage remained at approximately 65% following these transactions.

We continue to provide vehicles, related fleet services, and certain administrative services to AMV to support their operations. The following table provides amounts reported within our Consolidated Balance Sheets related to our equity method investment in AMV and these services.

	As of December 31,
	2024	2023
Receivables from AMV (a)	$3	$2
Equity method investment in AMV (b)	28	24
Vehicles, net investment in lease with AMV (c)	74	31
________
(a)    Included within other current assets.
(b)    Included within other non-current assets.
(c)    Included within vehicles, net. See Note 8 – Vehicle Rental Activities.

The components of other (income) expense, net are summarized below:

	Year Ended December 31,
	2024	2023	2022
(Income) expense for services to AMV, net	$2	$(22)	$(7)
(Income) loss on equity method investment in AMV, net	7	25	10
(Gain) loss on deconsolidation of former subsidiary	—	—	(10)
Other (income) expense, net	$9	$3	$(7)

 18.    Stock-Based Compensation

Our Amended and Restated Equity and Incentive Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock- or cash-based awards to employees, directors and other individuals who perform services for us and our subsidiaries. The maximum number of shares reserved for grant of awards under the plan is 22.5 million, with 3.6 million shares available as of December 31, 2024. We typically settle stock-based awards with treasury shares.
Time-based awards generally vest ratably over a three-year period following the date of grant, and performance-based awards generally vest three years following the date of grant based on the attainment of performance goals, both of which are subject to a service condition.
Stock Unit Awards
Stock unit awards entitle the holder to receive shares of common stock upon vesting on a one-to-one basis, and certain performance-based RSUs vest based upon the level of performance attained.
As part of our declaration and payment of a special cash dividend in December 2023, we granted additional RSUs to our award holders with unvested shares as a dividend equivalent, which has been deferred until, and will not be paid unless, the shares of stock underlying the award vest.

Annual activity related to stock units consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2024	290	$161.87
Granted (a)	165	109.80
Vested (b)	(123)	138.07
Forfeited	(26)	162.88
Outstanding and expected to vest at December 31, 2024 (c)	306	$143.25	1.3	$25
Performance-based RSUs
Outstanding at January 1, 2024	411	$128.77
Granted (a)	152	112.34
Vested (b)	(222)	68.54
Forfeited	(26)	172.89
Outstanding at December 31, 2024	315	$159.62	1.4	$25
Outstanding and expected to vest at December 31, 2024 (c)	64	$192.77	1.4	$5
__________
(a)Reflects the maximum number of stock units assuming achievement of all time- and performance-vesting criteria and does not include those for non-employee directors, which are discussed separately below. The weighted-average fair value of time- and performance-based RSUs granted in 2023 was $204.17 and $204.13, respectively, and the weighted-average fair value of time-and performance-based RSUs granted in 2022 was $172.34 and $193.48, respectively.
(b)The total fair value of time- and performance-based RSUs vested during 2024 was $32 million. The total fair value of time-, performance-, and market-based RSUs vested during 2023 and 2022 was $21 million and $22 million, respectively.
(c)Aggregate unrecognized compensation expense related to time- and performance-based RSUs amounted to $26 million and will be recognized over a weighted average vesting period of 1.3 years.

Non-employee Directors Deferred Compensation Plan
We grant stock awards on an annual basis to non-employee directors representing between 50% and 100% of a director’s annual compensation and such awards could be deferred under the Non-employee Directors Deferred Compensation Plan. During 2024, 2023 and 2022, we granted approximately 4,400, 4,000, and 2,500 awards, respectively, to non-employee directors.
Stock-Compensation Expense
During 2024, 2023 and 2022, we recorded stock-based compensation expense of $19 million ($14 million, net of tax), $30 million ($21 million, net of tax), and $25 million ($17 million, net of tax), respectively.

 19.    Employee Benefit Plans
Defined Contribution Savings Plans
We sponsor several defined contribution savings plans in the United States and certain foreign subsidiaries that provide certain of our eligible employees an opportunity to accumulate funds for retirement. We match portions of the contributions of participating employees on the basis specified by the plans. Our contributions to these plans were $31 million, $29 million, and $26 million during 2024, 2023 and 2022, respectively.
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
The components of net periodic (benefit) cost consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Service cost (a)	$3	$3	$5
Interest cost (b)	28	27	16
Expected return on plan assets (b)	(32)	(30)	(37)
Amortization of unrecognized amounts (b)	5	5	5
Net periodic cost (benefit)	$4	$5	$(11)
__________
(a)For the years ended December 31, 2024, 2023, and 2022, $3 million, $3 million, and $4 million was included in operating expenses, respectively. For the year ended December 31, 2022, $1 million was included in selling, general and administrative expenses.
(b)Included in selling, general and administrative expenses.
We use a measurement date of December 31st for our pension plans. The funded status of the pension plans were as follows:

	As of December 31,
Change in Benefit Obligation	2024	2023
Benefit obligation at end of prior year	$620	$575
Service cost	3	3
Interest cost	28	27
Actuarial (gain) loss	(43)	30
Plan amendments	(1)	—
Currency translation adjustment	(11)	15
Net benefits paid	(31)	(30)
Benefit obligation at end of current year	$565	$620

Change in Plan Assets
Fair value of assets at end of prior year	$540	$514
Actual return on plan assets	3	35
Employer contributions	4	6
Currency translation adjustment	(6)	15
Net benefits paid	(31)	(30)
Fair value of assets at end of current year	$510	$540
Amounts recognized in the statement of financial position consist of the following:

	As of December 31,
Funded Status	2024	2023
Classification of net balance sheet assets (liabilities):
Non-current assets	$39	$24
Current liabilities	(4)	(4)
Non-current liabilities	(90)	(100)
Net funded status	$(55)	$(80)

The following assumptions were used to determine pension obligations and pension costs for the principal plans in which our employees participated:

	For the Year Ended December 31,
U.S. Pension Benefit Plans	2024	2023	2022
Discount rate:
Net periodic benefit cost	4.96%	5.18%	2.67%
Benefit obligation	5.51%	4.96%	5.18%
Long-term rate of return on plan assets	6.25%	6.25%	6.25%

Non-U.S. Pension Benefit Plans
Discount rate:
Net periodic benefit cost	4.40%	4.79%	1.83%
Benefit obligation	5.01%	4.40%	4.79%
Long-term rate of return on plan assets	5.97%	5.59%	4.39%
To select discount rates for our defined benefit pension plans, we use a modeling process that involves matching the expected cash outflows of such plans, to yield curves constructed from portfolios of AA-rated fixed-income debt instruments. We use the average yields of the hypothetical portfolios as a discount rate benchmark.
Our expected rate of return on plan assets of 6.25% and 5.97% for the U.S. plans and non-U.S. plans, respectively, used to determine pension obligations and pension costs, are long-term rates based on historic plan asset returns in individual jurisdictions, over varying long-term periods combined with current market expectations and broad asset mix considerations.
As of December 31, 2024 and 2023, plans with projected benefit obligations in excess of plan assets had projected benefit obligations of $330 million and $350 million, respectively, and plan assets of $236 million and $246 million, respectively. As of December 31, 2024 and 2023, plans with accumulated benefit obligations in excess of plan assets had accumulated benefit obligations of $327 million and $346 million, respectively, and plan assets of $236 million and $246 million, respectively. The accumulated benefit obligation for all plans was $561 million and $615 million as of December 31, 2024 and 2023, respectively. We expect to contribute approximately $3 million to the plans in 2025.
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
The following table presents the defined benefit pension plans’ assets measured at fair value:

	As of December 31, 2024
Asset Class	Level 1	Level 2	Level 3	Total
Cash equivalents and short-term investments	$8	$12	$—	$20
U.S. equities	49	10	—	59
Non-U.S. equities	29	15	—	44
Government bonds	9	48	—	57
Corporate bonds	159	39	—	198
Other assets	—	73	59	132
Total assets	$254	$197	$59	$510

	As of December 31, 2023
Asset Class	Level 1	Level 2	Level 3	Total
Cash equivalents and short-term investments	$12	$12	$—	$24
U.S. equities	73	15	—	88
Non-U.S. equities	40	23	—	63
Government bonds	1	—	—	1
Corporate bonds	138	47	—	185
Other assets	—	118	61	179
Total assets	$264	$215	$61	$540
__________
For the years ended December 31, 2024 and 2023, we purchased and classified investments of $2 million and $11 million, respectively, as Level 3.
We estimate that future benefit payments from plan assets will be $33 million, $34 million, $35 million, $36 million, $37 million and $197 million for 2025, 2026, 2027, 2028, 2029 and 2030 to 2034, respectively.
Multiemployer Plans
We contribute to a number of multiemployer plans under the terms of collective-bargaining agreements that cover a portion of our employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects: (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; (iii) if we elect to stop participating in a multiemployer plan, we may be required to contribute to such plan an amount based on the under-funded status of the plan; and (iv) we have no involvement in the management of the multiemployer plans’ investments. For the years ended December 31, 2024, 2023, and 2022, we contributed $10 million, $10 million and $8 million, respectively, to multiemployer plans.

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
Interest Rate Risk. We use various hedging strategies including interest rate swaps and interest rate caps to create what we deem an appropriate mix of fixed and floating rate assets and liabilities. We use interest rate swaps and interest rate caps to manage the risk related to our floating rate corporate debt and our floating rate vehicle-backed debt. We record the changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. We record the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, currently in earnings and are presented in the same line of the income statement expected for the hedged item. We estimate that approximately $20 million of gain currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.
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
There were no significant concentrations of credit risk with any individual counterparty or groups of counterparties at December 31, 2024 or 2023, other than (i) risks related to our repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers, and primarily with respect to receivables for program cars that were disposed but for which we have not yet received payment from the manufacturers (see Note 2 – Summary of Significant Accounting Policies), (ii) receivables from Realogy and Wyndham related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition, and (iii) risks related to leases which have been assumed by Realogy but of which we are a guarantor. Concentrations of credit risk associated with trade receivables are considered minimal due to our diverse customer base. We do not normally require collateral or other security to support credit sales.

Fair Value
Derivative instruments and hedging activities
As described above, derivative assets and liabilities consist principally of currency exchange contracts, interest rate swaps, interest rate caps and commodity contracts. We held derivative instruments with absolute notional values as follows:

	As of December 31,
	2024	2023
Foreign exchange contracts	$1,704	$1,407
Interest rate caps (a)	12,014	15,146
Interest rate swaps	750	750
__________
(a)Represents $8.9 billion of interest rate caps sold and approximately $3.1 billion of interest rate caps purchased at December 31, 2024 and $10.3 billion of interest rate caps sold and approximately $4.9 billion of interest rate caps purchased at December 31, 2023. These amounts exclude $5.8 billion and $5.9 billion of interest rate caps purchased by our Avis Budget Rental Car Funding subsidiary at December 31, 2024 and 2023, respectively, as it is not consolidated by us.
Estimated fair values (Level 2) of derivative instruments are as follows:

	As of December 31, 2024		As of December 31, 2023
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$41	$—	$50	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	5	10	5	4
Interest rate caps (c)	3	12	19	74
Total	$49	$22	$74	$78
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
(c)Included in assets under vehicle programs or liabilities under vehicle programs.

The effects of derivatives recognized in our Consolidated Financial Statements are as follows:

	Year Ended December 31,
	2024	2023	2022
Financial instruments designated as hedging instruments (a)
Interest rate swaps (b)	$(6)	$(8)	$64
Euro-denominated notes (c)	55	(21)	44
Financial instruments not designated as hedging instruments (d)
Foreign exchange contracts (e)	(47)	(12)	36
Interest rate caps (f)	—	(1)	(1)
Total	$2	$(42)	$143
__________
(a)Recognized, net of tax, as a component of accumulated other comprehensive income (loss) within stockholders’ equity.
(b)Classified as a net unrealized gain (loss) on cash flow hedges in accumulated other comprehensive income (loss). Refer to Note 16 – Stockholders' Equity for amounts reclassified from accumulated other comprehensive income (loss) into earnings.
(c)Classified as a net investment hedge within currency translation adjustments in accumulated other comprehensive income (loss).
(d)Gains (losses) related to derivative instruments are expected to be largely offset by (losses) gains on the underlying exposures being hedged.
(e)For the year ended December 31, 2024, included a $47 million loss in interest expense. For the year ended December 31, 2023, included a $14 million loss in interest expense and a $2 million gain in operating expenses. For the year ended December 31, 2022, included a $39 million gain in interest expense and a $3 million loss in operating expenses.
(f)Primarily included in vehicle interest, net.
Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

	As of December 31, 2024		As of December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$20	$20	$32	$32
Long-term debt	5,373	5,452	4,791	4,812

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$14,083	$14,154	$15,441	$15,238
Vehicle-backed debt	3,441	3,469	3,422	3,435
Interest rate swaps and interest rate caps (a)	12	12	74	74
___________
(a)Derivatives in a liability position.

 21.    Segment Information
Our chief executive officer who also serves as our chief operating decision-maker (“CODM”) assesses performance and allocates resources based upon the separate financial information of our operating segments. We aggregate certain of our operating segments into our reportable segments. In identifying our reportable segments, we also consider the management structure of the organization, the nature of services provided by our operating segments, the geographical areas and economic characteristics in which the segments operate, and other relevant factors.

Our CODM evaluates the operating results of each of our reportable segments based upon revenues and Adjusted EBITDA, which we define as income (loss) from continuing operations before non-vehicle related depreciation and amortization; long-lived asset impairment and other related charges; restructuring and other related charges; early extinguishment of debt costs; non-vehicle related interest; transaction-related costs, net; legal matters, net, which includes amounts recorded in excess of $5 million, related primarily to unprecedented self-insurance reserves for allocated loss adjustment expense, class action lawsuits and personal injury matters; non-operational charges related to shareholder activist activity, which includes third-party advisory, legal and other professional fees; COVID-19 charges, net; cloud computing costs; other (income) expense, net; severe weather-related damages in excess of $5 million, net of insurance proceeds; and income taxes.
We have revised our definition of Adjusted EBITDA to exclude severe weather-related damages in excess of $5 million, net of insurance proceeds. We did not revise prior years' Adjusted EBITDA amounts because there were no other charges similar in nature to these. We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our operating businesses and in comparing our results from period to period. We also believe that Adjusted EBITDA is useful to investors because it allows them to assess our results of operations and financial condition on the same basis that management uses internally. Adjusted EBITDA is a non-GAAP measure and should not be considered in isolation or as a substitute for net income or other income statement data prepared in accordance with U.S. GAAP.
Provided below is information about our revenues, significant segment expenses, reportable segment Adjusted EBITDA and a reconciliation of reportable segment Adjusted EBITDA to income (loss) before income taxes.
Year Ended December 31, 2024

	Americas	International	Total
Revenues	$9,111	$2,678	$11,789

Significant segment expenses:
Operating (a)	4,604	1,279
Vehicle depreciation and lease charges, net	2,301	675
Selling, general and administrative	868	409
Vehicle interest, net	787	154
Reportable segment Adjusted EBITDA	$551	$161	$712

Reconciliation of reportable segment Adjusted EBITDA to income (loss) before income taxes:
Non-vehicle related depreciation and amortization			234
Interest expense related to corporate debt, net			4
Long-lived asset impairment and other related charges (b)			2,470
Restructuring and other related charges			37
Transaction-related costs, net			3
Other (income) expense, net			9
Legal matters, net; cloud computing costs; and severe weather-related damages, net			77
Corporate and other (c)			505
Income (loss) before income taxes			$(2,627)
__________
(a)Excludes legal matters, net; cloud computing costs; and severe weather-related damages, net.
(b)Includes an impairment charge of approximately $2.3 billion related to the acceleration of the rotation of our fleet and a charge of $180 million related to the write-down of the carrying value of certain vehicles held for sale within our Americas reportable segment. See Note 2 – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets.
(c)Includes unallocated corporate expenses, including $354 million and $19 million in interest expense and early extinguishment of debt, respectively, which are not attributable to a particular reportable segment.

Year Ended December 31, 2023

	Americas	International	Total
Revenues	$9,347	$2,661	$12,008

Significant segment expenses:
Operating (a)	4,425	1,209
Vehicle depreciation and lease charges, net	1,215	524
Selling, general and administrative	894	409
Vehicle interest, net	617	119
Reportable segment Adjusted EBITDA	$2,196	$400	$2,596

Reconciliation of reportable segment Adjusted EBITDA to income (loss) before income taxes:
Non-vehicle related depreciation and amortization			215
Interest expense related to corporate debt, net			(6)
Restructuring and other related charges			11
Transaction-related costs, net			3
Other (income) expense, net			3
Legal matters, net and cloud computing costs			10
Corporate and other (b)			446
Income (loss) before income taxes			$1,914
__________
(a)Excludes legal matters, net and cloud computing costs.
(b)Includes unallocated corporate expenses, including $302 million and $5 million in interest expense and early extinguishment of debt, respectively, which are not attributable to a particular reportable segment.

Year Ended December 31, 2022

	Americas	International	Total
Revenues	$9,474	$2,520	$11,994

Significant segment expenses:
Operating (a)	4,150	1,114
Vehicle depreciation and lease charges, net	414	414
Selling, general and administrative	902	378
Vehicle interest, net	348	54
Reportable segment Adjusted EBITDA	$3,660	$560	$4,220

Reconciliation of reportable segment Adjusted EBITDA to income (loss) before income taxes:
Non-vehicle related depreciation and amortization			207
Interest expense related to corporate debt, net			3
Restructuring and other related charges			18
Transaction-related costs, net			8
Other (income) expense, net			(7)
Cloud computing costs; COVID-19 charges, net; and legal matters, net			(3)
Corporate and other (b)			358
Income (loss) before income taxes			$3,636
__________
(a)Excludes cloud computing costs; COVID-19 charges, net; and legal matters, net.
(b)Includes unallocated corporate expenses, including $247 million in interest expense, which are not attributable to a particular reportable segment.

Provided below is information about our segment assets.

	Americas	International	Unallocated Assets (a)	Total
2024
Property and equipment additions	$109	$40	$53	$202
Assets exclusive of assets under vehicle programs	6,785	2,539	344	9,668
Assets under vehicle programs	16,058	3,315	—	19,373
Net long-lived assets	1,474	733	162	2,369

2023
Property and equipment additions	$126	$44	$103	$273
Assets exclusive of assets under vehicle programs	6,533	2,633	424	9,590
Assets under vehicle programs	19,285	3,694	—	22,979
Net long-lived assets	1,483	795	210	2,488

2022
Property and equipment additions	$117	$33	$96	$246
Assets exclusive of assets under vehicle programs	5,798	2,402	299	8,499
Assets under vehicle programs	14,269	3,159	—	17,428
Net long-lived assets	1,446	761	123	2,330
__________
(a)Includes unallocated corporate assets which are not attributable to a particular reportable segment.

Provided below is information classified based on the geographic location of our subsidiaries.

	United States	All Other Countries	Total
2024
Revenues	$8,583	$3,206	$11,789
Assets exclusive of assets under vehicle programs	6,720	2,948	9,668
Assets under vehicle programs	15,295	4,078	19,373
Net long-lived assets	1,465	904	2,369

2023
Revenues	$8,775	$3,233	$12,008
Assets exclusive of assets under vehicle programs	6,460	3,130	9,590
Assets under vehicle programs	18,228	4,751	22,979
Net long-lived assets	1,507	981	2,488

2022
Revenues	$8,975	$3,019	$11,994
Assets exclusive of assets under vehicle programs	5,622	2,877	8,499
Assets under vehicle programs	13,514	3,914	17,428
Net long-lived assets	1,386	944	2,330

 22.    Subsequent Events

In January 2025, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued an additional $358 million of asset-backed notes to investors with expected final payment dates ranging from August 2027 to February 2029 and a weighted average interest rate of 8.01%. These notes were issued under previously outstanding series of debt.

In February 2025, we borrowed $500 million under a floating rate term loan due December 2025, which is part of our senior revolving credit facilities.

* * * *

Schedule II – Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period	Expense (Benefit)	Other Adjustments(a)	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31,
2024	$87	$87	$(3)	$(75)	$96
2023	86	86	1	(86)	87
2022	84	91	(3)	(86)	86

Tax Valuation Allowance:
Year Ended December 31,
2024	$106	$(6)	$(15)	$—	$85
2023	103	(2)	5	—	106
2022	169	(63)	(3)	—	103
__________
(a)Primarily currency translation adjustments.

G-1

EXHIBIT NO.	DESCRIPTION
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

4.2
First Supplemental Indenture, dated as of August 6, 2020, to the indenture dated as of July 3, 2019 by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated August 7, 2020).

4.3
Indenture, dated as of March 1, 2021, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 5.375% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated March 1, 2021).

4.4
Indenture, dated as of March 23, 2021, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 4.75% Senior Notes due 2028 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated March 23, 2021).

4.5
Indenture, dated as of July 13, 2023, by and among Avis Budget Finance plc, as issuer, the guarantors party thereto, Deutsche Bank Trust Company Americas, as trustee and registrar, and Deutsche Bank AG, London Branch, as paying agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 2023).

4.6
First Supplemental Indenture, dated as of May 21, 2024, to the indenture dated as of July 13, 2023 by and among Avis Budget Finance plc, as issuer, the guarantors party thereto, Deutsche Bank Trust Company Americas, as trustee and registrar, and Deutsche Bank AG, London Branch, as paying agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 21, 2024).

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

4.9
Indenture, dated as of September 13, 2024, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., together as issuers, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 13, 2024).

4.10
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

10.3	Offer Letter, dated August 12, 2020, between Brian Choi and Avis Budget Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated August 13, 2020). †
10.4
Offer Letter, dated May 17, 2022, between Ravi Simhambhatla and Avis Budget Group, Inc. (incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, dated February 16, 2023).†

10.5
Avis Budget Group, Inc. Executive Severance Pay Plan for Grade A and B Employees and Summary Plan Description (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 14, 2020). †

10.6
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
10.8
Amendment to the Avis Budget Group, Inc. Amended and Restated Equity and Incentive Plan dated October 26, 2021 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, dated November 2, 2021).†

10.9	Form of Award Agreement - Restricted Stock Units (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 dated February 21, 2019).†
10.10
Form of Award Agreement - Performance Based Restricted Stock Units (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, dated February 21, 2019).†

10.11
Form of Non-Employee Director Award Agreement - Restricted Stock Units (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, dated February 21, 2019).†

10.12
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

10.15
Avis Budget Group, Inc. Supplemental Savings Plan, amended and restated as of January 1, 2023 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, dated February 16, 2023). †

10.16	Cendant Corporation* Officer Personal Financial Services Policy (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated January 26, 2005).
10.17
Tax Sharing Agreement among Cendant Corporation*, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 1, 2006).

10.18
Amendment to the Tax Sharing Agreement, dated July 28, 2006, among Avis Budget Group, Inc., Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, dated August 7, 2008).

10.19
Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).

10.20
Supplemental Indenture No. 1, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 20, 2006).

10.21
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

10.23
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

10.28
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

10.30
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

10.34
First Amendment, dated December 23, 2005, among AESOP Leasing L.P., as Lessor, and Cendant Car Rental Group, Inc.**, as Lessee and as Administrator, to the Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated January 20, 2006).

10.35
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

10.39
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

10.47
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

10.48
Amended and Restated Series 2019-3 Supplement, dated as of May 26, 2022, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2019-3 Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 10, 2022).

10.49
Amended and Restated Series 2020-1 Supplement, dated as of June 18, 2021, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2020-1 Agent. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated June 23, 2021).

10.50
Amended and Restated Series 2020-2 Supplement, dated as of December 27, 2024, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2020-2 Agent.

10.51
Series 2021-1 Supplement dated as of May 18, 2021, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2021-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 21, 2021).

10.52
Series 2021-2 Supplement, dated as of November 17, 2021, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2021-2 Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated November 19, 2021).

10.53
Series 2022-1 Supplement, dated as of April 14, 2022, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2022-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 19, 2022).

10.54
Series 2022-3 Supplement, dated as of July 21, 2022, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2022-3 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 22, 2022).

10.55
Series 2022-4 Supplement, dated as of July 21, 2022, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2022-4 Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated July 22, 2022).

10.56
Amended and Restated Series 2022-5 Supplement, dated as of December 27, 2024, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2022-5 Agent.

10.57
Series 2023-1 Supplement, dated as of January 17, 2023, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-1 Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 20, 2023).

10.58
First Amendment to Series 2023-1 Supplement, dated as of February 5, 2024, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-1 Agent. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 10-Q, for the quarterly period ended March 31, 2024, dated May 2, 2024).

10.59
Amended and Restated Series 2023-2 Supplement, dated as of December 27, 2024, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-2 Agent.

10.60
Amended and Restated Series 2023-3 Supplement, dated as of December 27, 2024, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-3 Agent.

10.61
Series 2023-4 Supplement, dated as of April 6, 2023, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-4 Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 11, 2023).

10.62
Amended and Restated Series 2023-5 Supplement, dated as of December 27, 2024, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-5 Agent.

10.63
Series 2023-6 Supplement, dated as of June 1, 2023, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-6 Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 6, 2023).

10.64
Series 2023-7 Supplement, dated as of September 18, 2023, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-7 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 21, 2023).

10.65
Series 2023-8 Supplement, dated as of September 18, 2023, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-8 Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 21, 2023).

10.66
Series 2024-1 Supplement, dated as of January 12, 2024, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2024-1 Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 18, 2024).

10.67
Amended and Restated Series 2024-2 Supplement, dated as of December 27, 2024, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2024-2 Agent.

10.68
Series 2024-3 Supplement, dated as of March 12, 2024, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2024-3 Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 18, 2024).

10.69
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

10.70
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

10.71
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

10.72
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

10.73
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

10.74
Fifth Amendment, dated as of April 21, 2023, to the Sixth Amended and Restated Credit Agreement, dated as of July 9, 2021, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, as borrower, Avis Budget Group, Inc., the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, dated August 1, 2023).

10.75
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

10.76
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

10.77
Eighth Amendment, dated as of May 29, 2024, to the Sixth Amended and Restated Credit Agreement, dated as of July 9, 2021, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, as borrower, Avis Budget Group, Inc., the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q for the quarterly period ended June 30, 2024, dated August 6, 2024).

10.78
Administrative Amendment, dated as of December 27, 2023, to the Sixth Amended and Restated Credit Agreement, dated as of July 9, 2021, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, as borrower, Avis Budget Group, Inc., the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.90 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, dated February 16, 2024).

19	Securities Trading Policy.
21	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Avis Budget Group, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, dated February 16, 2024).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted as Inline XBRL and contained in Exhibit 101.
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