Form 10-Q
period 2025-03-31
AVIS BUDGET GROUP, INC.
filed 2025-05-08
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 2, 2025, the number of shares outstanding of the registrant’s common stock was 35,192,239.

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

•a change in our fleet costs, including as a result of a change in the cost of new vehicles, resulting from inflation, trade disputes, tariffs or otherwise, manufacturer recalls, disruption in the supply of new vehicles, including due to labor actions, trade disputes, tariffs or otherwise, shortages in semiconductors used in new vehicle production, and/or a change in the price at which we dispose of used vehicles either in the used vehicle market or under repurchase or guaranteed depreciation programs;

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

•a deterioration or fluctuation in economic conditions, resulting in a recession, decreased levels of discretionary consumer spending for travel, or otherwise, particularly during our peak season or in key market segments;

•an occurrence or threat of terrorism, pandemics, severe weather events or natural disasters, military conflicts, including the ongoing military conflict in Eastern Europe, or civil unrest in the locations in which we operate, trade disputes and tariffs, and the potential effects of sanctions on the world economy and markets and/or international trade;

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

•significant changes in the timing of our fleet rotation, carrying value of goodwill, or long-lived assets, including when there are events or changes in circumstances that indicate the carrying value may exceed the current fair value, which have in the past resulted in and in the future could result in a significant impairment charge; and

•other business, economic, competitive, governmental, regulatory, political or technological factors affecting our operations, pricing or services.

We operate in a continuously changing business environment and new risk factors emerge from time to time. New risk factors, factors beyond our control, or changes in the impact of identified risk factors may cause actual results to differ materially from those set forth in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility if future results are materially different from those forecasted or anticipated. Other factors and assumptions not identified above, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 2 and “Risk Factors” in Item 1A in this quarterly report and in similarly-titled sections set forth in Item 7 and in Item 1A and in other portions of our 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2025 (the “2024 Form 10-K”), may contain forward looking statements and involve uncertainties that could cause actual results to differ materially from those projected in any forward-looking statements.

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Avis Budget Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$2,430	$2,551

Expenses
Operating	1,353	1,344
Vehicle depreciation and lease charges, net	1,055	636
Selling, general and administrative	308	325
Vehicle interest, net	210	239
Non-vehicle related depreciation and amortization	56	61
Interest expense related to corporate debt, net	97	83
Restructuring and other related charges	22	3
Transaction-related costs, net	—	1
Other (income) expense, net	6	1
Total expenses	3,107	2,693

Loss before income taxes	(677)	(142)
Benefit from income taxes	(173)	(29)
Net loss	(504)	(113)
Less: Net income attributable to non-controlling interests	1	1
Net loss attributable to Avis Budget Group, Inc.	$(505)	$(114)

Comprehensive loss attributable to Avis Budget Group, Inc.	$(497)	$(158)

Loss per share
Basic	$(14.35)	$(3.21)
Diluted	$(14.35)	$(3.21)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$516	$534
Receivables, net	873	838
Other current assets	751	662
Total current assets	2,140	2,034

Property and equipment, net	686	697
Operating lease right-of-use assets	3,167	3,057
Deferred income taxes	1,738	1,786
Goodwill	1,091	1,071
Other intangibles, net	598	601
Other non-current assets	410	422
Total assets exclusive of assets under vehicle programs	9,830	9,668

Assets under vehicle programs:
Program cash	87	60
Vehicles, net	17,522	17,619
Receivables from vehicle manufacturers and other	310	386
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	1,295	1,308
	19,214	19,373
Total assets	$29,044	$29,041

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$2,860	$2,700
Short-term debt and current portion of long-term debt	508	20
Total current liabilities	3,368	2,720

Long-term debt	5,429	5,373
Long-term operating lease liabilities	2,593	2,484
Other non-current liabilities	482	470
Total liabilities exclusive of liabilities under vehicle programs	11,872	11,047

Liabilities under vehicle programs:
Debt	3,445	3,453
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	13,794	14,083
Deferred income taxes	2,176	2,442
Other	568	333
	19,983	20,311
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, in each period	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, in each period	1	1
Additional paid-in capital	6,612	6,620
Retained earnings	1,524	2,029
Accumulated other comprehensive loss	(202)	(210)
Treasury stock, at cost—102 shares, in each period	(10,757)	(10,767)
Stockholders’ equity attributable to Avis Budget Group, Inc.	(2,822)	(2,327)
Non-controlling interests	11	10
Total stockholders’ equity	(2,811)	(2,317)
Total liabilities and stockholders’ equity	$29,044	$29,041

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(504)	$(113)
Adjustments to reconcile net loss to net cash provided by operating activities:
Vehicle depreciation	693	562
Amortization of right-of-use assets	262	302
(Gain) loss on sale of vehicles, net	334	39
Vehicle related reserves	101	96
Non-vehicle related depreciation and amortization	56	61
Stock-based compensation	6	7
Amortization of debt financing fees	12	12
Net change in assets and liabilities:
Receivables	40	(8)
Income taxes and deferred income taxes	(183)	(34)
Accounts payable and other current liabilities	95	46
Operating lease liabilities	(263)	(299)
Other, net	(30)	(82)
Net cash provided by operating activities	619	589

Investing activities
Property and equipment additions	(34)	(53)
Proceeds received on asset sales	1	1
Net assets acquired (net of cash acquired)	—	(1)
Net cash used in investing activities exclusive of vehicle programs	(33)	(53)

Vehicle programs:
Investment in vehicles	(3,785)	(4,081)
Proceeds received on disposition of vehicles	3,090	2,610
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(384)	(254)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	397	260
	(682)	(1,465)
Net cash used in investing activities	(715)	(1,518)

Avis Budget Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Financing activities
Proceeds from long-term borrowings	$500	$651
Payments on long-term borrowings	(18)	(10)
Repurchases of common stock	(3)	(15)
Debt financing fees	(2)	(11)
Net cash provided by financing activities exclusive of vehicle programs	477	615

Vehicle programs:
Proceeds from borrowings	6,926	6,614
Payments on borrowings	(7,303)	(6,296)
Debt financing fees	(2)	(36)
	(379)	282
Net cash provided by financing activities	98	897

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	8	(13)

Net increase (decrease) in cash and cash equivalents, program and restricted cash	10	(45)
Cash and cash equivalents, program and restricted cash, beginning of period	597	644
Cash and cash equivalents, program and restricted cash, end of period	$607	$599
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of December 31, 2024	137.1	$1	$6,620	$2,029	$(210)	(102.0)	$(10,767)	$(2,327)	$10	$(2,317)

Comprehensive income (loss):
Net income (loss)	—	—	—	(505)	—	—	—	(505)	1	(504)
Other comprehensive income (loss)	—	—	—	—	8	—	—	8	—	8
Total comprehensive income (loss)				(505)	8			(497)	1	(496)
Net activity related to restricted stock units	—	—	(8)	—	—	0.1	10	2	—	2
Balance as of March 31, 2025	137.1	$1	$6,612	$1,524	$(202)	(101.9)	$(10,757)	$(2,822)	$11	$(2,811)

Balance as of December 31, 2023	137.1	$1	$6,634	$3,854	$(96)	(101.6)	$(10,742)	$(349)	$6	$(343)

Comprehensive income (loss):
Net income (loss)	—	—	—	(114)	—	—	—	(114)	1	(113)
Other comprehensive income (loss)	—	—	—	—	(44)	—	—	(44)	—	(44)
Total comprehensive income (loss)				(114)	(44)			(158)	1	(157)
Net activity related to restricted stock units	—	—	(24)	(2)	—	0.2	18	(8)	—	(8)
Balance as of March 31, 2024	137.1	$1	$6,610	$3,738	$(140)	(101.4)	$(10,724)	$(515)	$7	$(508)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Avis Budget Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

 1.    Basis of Presentation

Avis Budget Group, Inc. provides mobility solutions to businesses and consumers worldwide. The accompanying unaudited Condensed Consolidated Financial Statements include the accounts and transactions of Avis Budget Group, Inc. and its subsidiaries, as well as entities in which Avis Budget Group, Inc. directly or indirectly has a controlling financial interest (collectively, “we,” “our,” “us,” or the “Company”), and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial reporting.

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

The operating results of acquired businesses are included in the accompanying Condensed Consolidated Financial Statements from the dates of acquisition. We consolidate joint venture activities when we have a controlling interest and record non-controlling interests within stockholders’ equity and the statement of comprehensive income equal to the percentage of ownership interest retained in such entities by the respective non-controlling party.

In presenting the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Condensed Consolidated Financial Statements contain all adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with our 2024 Annual Report on Form 10-K (the “2024 Form 10-K”).

Summary of Significant Accounting Policies

Our significant accounting policies are fully described in Note 2 – Summary of Significant Accounting Policies in our 2024 Form 10-K.

Cash and cash equivalents, Program cash and Restricted cash. The following table provides a detail of cash and cash equivalents, program and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows.

	As of March 31,
	2025	2024
Cash and cash equivalents	$516	$522
Program cash	87	73
Restricted cash (a)	4	4
Total cash and cash equivalents, program and restricted cash	$607	$599
__________
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

Transaction-related costs, net. Transaction-related costs, net are classified separately in the Condensed Consolidated Statements of Comprehensive Income. These costs are comprised of expenses primarily related to acquisition-related activities such as due diligence and other advisory costs, expenses related to the integration of the acquiree’s operations with our own operations, including the implementation of best practices and process improvements, non-cash gains and losses related to re-acquired rights, expenses related to pre-acquisition contingencies and contingent consideration related to acquisitions.

Currency Transactions. We record the gain or loss on foreign currency transactions on certain intercompany loans and the gain or loss on intercompany loan hedges within interest expense related to corporate debt, net.

Variable Interest Entity (“VIE”). We review our investments to determine if they are VIEs. A VIE is an entity in which either (i) the equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. Entities that are determined to be VIEs are consolidated if we are the primary beneficiary of the entity. The primary beneficiary possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. We will reconsider our original assessment of a VIE upon the occurrence of certain events such as contributions and redemptions, either by us, or third parties, or amendments to an entity’s governing documents. On an ongoing basis, we reconsider whether we are deemed to be a VIE’s primary beneficiary. We account for VIEs where we are not the primary beneficiary under the equity method.

Our former subsidiary, Avis Mobility Ventures LLC (“AMV”), is a VIE. We lack the ability to direct the significant activities of AMV and are not its primary beneficiary. As such, we account for AMV under the equity method. See Note 14 – Related Party Transactions.

Investments. As of March 31, 2025 and December 31, 2024, we had equity method investments with a carrying value of $106 million and $100 million, respectively, which are included in other non-current assets. Earnings from our equity method investments are included within operating expenses. For the three months ended March 31, 2025 and 2024, we recorded income of $2 million and $3 million related to our equity method investments, respectively. See Note 14 – Related Party Transactions for our equity method investment in AMV.

Revenues. Revenues are recognized under Leases (Topic 842), with the exception of royalty fee revenue derived from our licensees and revenue related to our customer loyalty program, which were approximately $45 million and $42 million during the three months ended March 31, 2025 and 2024, respectively.

The following table presents our revenues disaggregated by geography:

	Three Months Ended March 31,
	2025	2024
Americas	$1,907	$1,993
Europe, Middle East and Africa	361	382
Asia and Australasia	162	176
Total revenues	$2,430	$2,551

The following table presents our revenues disaggregated by brand:

	Three Months Ended March 31,
	2025	2024
Avis	$1,372	$1,460
Budget	885	921
Other (a)	173	170
Total revenues	$2,430	$2,551
__________
(a)Other includes Zipcar and other operating brands.

Reclassification

We reclassified certain items within operating activities on the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 to conform to the current year presentation. These reclassifications had no impact on reported net cash provided by operating activities.

Adoption of New Accounting Pronouncements

Improvements to Reportable Segment Disclosures

On January 1, 2024, as the result of a new accounting pronouncement, we adopted ASU 2023-07, “Improvements to Reportable Segment Disclosures,” which amends Topic 280 primarily through enhanced disclosures about significant segment expenses. The update was effective in our Consolidated Financial Statements for the year ended December 31, 2024, and became effective on an interim basis beginning on January 1, 2025. The adoption of this accounting pronouncement has resulted in incremental disclosures within Note 17 – Segment Information.

Recently Issued Accounting Pronouncements

Improvements to Income Tax Disclosures

On January 1, 2025, as the result of a new accounting pronouncement, we adopted ASU 2023-09, “Improvements to Income Tax Disclosures,” which amends Topic 740 primarily through enhanced income tax disclosures, improving transparency into the factors affecting income tax expense. We expect to include certain additional income tax disclosures in the notes to our Consolidated Financial Statements for the year ended December 31, 2025.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which amends Topic 220 primarily through requiring disclosures in the notes to financial statements about certain costs and expenses. The amendments are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted on a prospective or retrospective basis. ASU 2024-03 becomes effective for us on January 1, 2027. We are currently evaluating the impact of the adoption of this accounting pronouncement.

 2.    Leases
Lessor

The following table presents our lease revenues disaggregated by geography:

	Three Months Ended March 31,
	2025	2024
Americas	$1,885	$1,974
Europe, Middle East and Africa	342	364
Asia and Australasia	158	171
Total lease revenues	$2,385	$2,509

The following table presents our lease revenues disaggregated by brand:

	Three Months Ended March 31,
	2025	2024
Avis	$1,345	$1,434
Budget	874	909
Other (a)	166	166
Total lease revenues	$2,385	$2,509
__________
(a)Other includes Zipcar and other operating brands.

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

The components of lease expense are as follows:

	Three Months Ended March 31,
	2025	2024
Property leases
Operating lease expense	$232	$229
Variable lease expense	59	69
Total property lease expense (a)	$291	$298
__________
(a)Primarily included within operating expenses.

Supplemental balance sheet information related to leases is as follows:

	As of March 31, 2025	As of December 31, 2024
Property leases
Operating lease ROU assets	$3,167	$3,057

Short-term operating lease liabilities (a)	$627	$628
Long-term operating lease liabilities	2,593	2,484
Operating lease liabilities	$3,220	$3,112

Weighted average remaining lease term	8.0 years	8.0 years
Weighted average discount rate	5.30%	4.98%
__________
(a)Included within accounts payable and other current liabilities.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2025	2024
Cash payments for lease liabilities within operating activities:
Property operating leases	$235	$266
Non-cash activities - increase (decrease) in ROU assets in exchange for lease liabilities:
Property operating leases	$326	$380

 3.    Restructuring and Other Related Charges

In 2024, we initiated a global restructuring plan to further right size our operations (“Global Rightsizing”). The costs associated with this initiative are primarily related to the operational scaling of processes, locations, and lines of business. We expect further restructuring expense of approximately $50 million related to this initiative to be incurred this year.

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

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded within our reportable segments for restructuring charges and corresponding payments and utilizations:

	Personnel Related	Facility Related	Other	Total
Balance as of January 1, 2025	$10	$—	$7	$17

Restructuring expense:
Global Rightsizing (a)	16	2	4	22

Restructuring payment/utilization:
Global Rightsizing (a)	(8)	—	(8)	(16)
Cost Optimization	(1)	—	—	(1)

Balance as of March 31, 2025	$17	$2	$3	$22
__________
(a)Other includes the disposition of vehicles.

	Americas	International	Total
Balance as of January 1, 2025	$9	$8	$17

Restructuring expense:
Global Rightsizing	4	18	22

Restructuring payment/utilization:
Global Rightsizing	(8)	(8)	(16)
Cost Optimization	(1)	—	(1)

Balance as of March 31, 2025	$4	$18	$22

 4.    Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share (“EPS”) (shares in millions):

	Three Months Ended March 31,
	2025	2024
Net loss attributable to Avis Budget Group, Inc. for basic and diluted EPS	$(505)	$(114)

Basic weighted average shares outstanding	35.2	35.6
Diluted weighted average shares outstanding (a)	35.2	35.6

Loss per share
Basic	$(14.35)	$(3.21)
Diluted (b)	$(14.35)	$(3.21)
__________
(a)For the three months ended March 31, 2025 and 2024, 0.5 million and 0.3 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.
(b)Diluted loss per share was computed using the treasury stock method for non-vested stock.

 5.    Other Current Assets

Other current assets consisted of:

	As of	As of
	March 31,	December 31,
	2025	2024
Sales and use taxes	$237	$187
Prepaid expenses (a)	174	162
Prepaid vehicle license and registration (a)	109	77
Other	231	236
Other current assets	$751	$662
__________
(a)For the year ended December 31, 2024, we reclassified $77 million of prepaid vehicle license and registration to conform to the current year presentation. This reclassification had no impact to other current assets.

 6.    Intangible Assets

Intangible assets consisted of:

	As of March 31, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$313	$252	$61	$306	$244	$62
Customer relationships	250	229	21	244	221	23
Other	54	49	5	52	47	5
Total	$617	$530	$87	$602	$512	$90
Unamortized Intangible Assets
Goodwill	$1,091			$1,071
Trademarks	$511			$511

For the three months ended March 31, 2025 and 2024, amortization expense related to amortizable intangible assets was approximately $6 million and $8 million, respectively.

Based on our amortizable intangible assets at March 31, 2025, we expect amortization expense of approximately $16 million for the remainder of 2025, $21 million for 2026, $16 million for 2027, $9 million for 2028, $7 million for 2029 and $7 million for 2030, excluding effects of currency exchange rates.

 7.    Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs are as follows:

	As of	As of
	March 31,	December 31,
	2025	2024
Rental vehicles	$19,918	$20,094
Less: Accumulated depreciation	(2,777)	(3,143)
	17,141	16,951
Vehicles held for sale	301	594
Vehicles, net investment in lease (a)	80	74
Vehicles, net	$17,522	$17,619
__________
(a)See Note 14 – Related Party Transactions.

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended March 31,
	2025	2024
Depreciation expense	$693	$562
Lease charges	28	35
(Gain) loss on sale of vehicles, net (a)	334	39
Vehicle depreciation and lease charges, net	$1,055	$636
__________
(a)For the three months ended March 31, 2025, includes other fleet charges of $390 million related to the accelerated disposal of certain fleet in our Americas reportable segment. These costs relate to vehicles that were not included in the long-lived asset impairment and other related charges recorded in the year ended December 31, 2024.

At March 31, 2025 and 2024, we had payables related to vehicle purchases included in liabilities under vehicle programs - other of $449 million and $483 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $231 million and $239 million, respectively.

 8.    Income Taxes

Our effective tax rate for the three months ended March 31, 2025 was a benefit of 25.6%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to foreign taxes on our International operations and state taxes.

Our effective tax rate for the three months ended March 31, 2024 was a benefit of 20.4%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to the effect of certain tax credits, partially offset by foreign taxes on our International operations and state taxes.

The Organisation for Economic Cooperation and Development (“OECD”) published a proposal for the establishment of a global minimum tax rate of 15% (the “Pillar Two rule”), effective as of fiscal 2024. We are closely monitoring developments of the Pillar Two rule as the OECD continues to refine its technical guidance and member states implement tax laws and regulations based on Pillar Two proposals. Based on our preliminary analysis, we do not expect Pillar Two to have a material impact on our financial statements for 2025.

 9.    Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	March 31,	December 31,
	2025	2024
Short-term operating lease liabilities	$627	$628
Accounts payable	499	450
Accrued sales and use taxes	314	305
Accrued advertising and marketing	269	258
Public liability and property damage insurance liabilities – current	246	245
Deferred lease revenues - current	236	149
Accrued payroll and related	152	126
Accrued interest	150	180
Other	367	359
Accounts payable and other current liabilities	$2,860	$2,700

 10.    Long-term Corporate Debt and Borrowing Arrangements

Long-term debt and other borrowing arrangements consisted of:

		As of	As of
	Maturity	March 31,	December 31,
	Date	2025	2024
5.750% Senior Notes	July 2027	741	740
4.750% Senior Notes	April 2028	500	500
7.000% euro-denominated Senior Notes	February 2029	649	621
5.375% Senior Notes	March 2029	600	600
8.250% Senior Notes	January 2030	700	700
7.250% euro-denominated Senior Notes	July 2030	649	622
8.000% Senior Notes	February 2031	497	497
Floating Rate Term Loan (a)	December 2025	488	—
Floating Rate Term Loan (b)	August 2027	1,150	1,153
Other (c)		22	20
Deferred financing fees		(59)	(60)
Total		5,937	5,393
Less: Short-term debt and current portion of long-term debt		508	20
Long-term debt		$5,429	$5,373
__________
(a)The floating rate term loan is part of our senior revolving credit facility, which is secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property. As of March 31, 2025, the floating rate term loan due 2025 bears interest at one-month Secured Overnight Financing Rate (“SOFR”) plus 2.00%, for an aggregate rate of 6.42%.
(b)The floating rate term loan is part of our senior revolving credit facility, which is secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property. As of March 31, 2025, the floating rate term loan due 2027 bears interest at one-month SOFR plus 1.75%, for an aggregate rate of 6.19%. We have entered into a swap to hedge $750 million of interest rate exposure related to the floating rate term loan at an aggregate rate of 3.26%.
(c)Primarily includes finance leases, which are secured by liens on the related assets.

In February 2025, we borrowed $500 million under a floating rate term loan due December 2025, which is part of our senior revolving credit facilities.

Committed Credit Facilities and Available Funding Arrangements

As of March 31, 2025, the committed corporate credit facilities available to us and/or our subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2028 (a)	$2,000	$—	$1,441	$559
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

As of March 31, 2025, we have other uncommitted standby letter of credit facilities (“SBLC facilities”) with an additional letter of credit capacity of up to $462 million. As of March 31, 2025, letters of credit totaling $405 million have been issued on our SBLC facilities, which results in a remaining available capacity of approximately $57 million..

Debt Covenants

The agreements governing our indebtedness contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries, the incurrence of additional indebtedness and/or liens by us and certain of our subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. Our senior credit facility also contains a maximum leverage ratio requirement. As of March 31, 2025, we were in compliance with the financial covenants governing our indebtedness.

 11.    Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	March 31,	December 31,
	2025	2024
Americas - Debt due to Avis Budget Rental Car Funding (a)	$13,851	$14,143
Americas - Debt borrowings (b)	1,127	1,160
International - Debt borrowings	2,203	2,159
International - Finance leases	130	143
Other	—	8
Deferred financing fees (c)	(72)	(77)
Total	$17,239	$17,536
__________
(a)Includes approximately $738 million and $751 million of Class R notes as of March 31, 2025 and December 31, 2024, respectively, which are held by us.
(b)Includes our Repurchase Facility.
(c)Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of March 31, 2025 and December 31, 2024 were $57 million and $60 million, respectively.

The following table provides a summary of debt issued by Avis Budget Rental Car Funding during the three months ended March 31, 2025:

Issuance Date	Maturity Date	Weighted Average Interest Rate	Amount Issued
January 2025	August 2027	7.98%	$41
January 2025	April 2028	8.00%	75
January 2025	June 2028	8.01%	75
January 2025	December 2028	8.03%	72
January 2025	February 2029	8.03%	95
		8.01%	$358

We have a repurchase agreement (the “Repurchase Facility”), whereby we may sell our Class D notes issued by Avis Budget Rental Car Funding to the Repurchase Facility counterparty and repurchase such notes. Transactions under the Repurchase Facility have a 180-day tenor and may be extended thereafter at our discretion. In March 2025, we extended the maturity of certain transactions under the Repurchase Facility from March 2025 to June 2025, and we simultaneously amended the interest rate on these transactions. As of March 31, 2025, $116 million was outstanding under the Repurchase Facility, which bears interest at a rate of 6.30%. As of March 31, 2025, we had $195 million of securities pledged as collateral for the Repurchase Facility, included within investment in Avis Budget Rental Car Funding (AESOP) LLC—related party on our Condensed Consolidated Balance Sheets.

Debt Maturities

The following table provides the contractual maturities of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at March 31, 2025:

Debt under Vehicle Programs (a)
Within 1 year (b)	$3,394
Between 1 and 2 years (c)	6,495
Between 2 and 3 years (d)	3,175
Between 3 and 4 years (e)	2,655
Between 4 and 5 years	1,427
Thereafter	165
Total	$17,311
__________
(a)    Vehicle-backed debt primarily represents asset-backed securities.
(b)    Includes $0.6 billion of bank and bank-sponsored facilities. These short-term borrowings have a weighted average interest rate of 4.49% as of March 31, 2025.
(c)    Includes $3.0 billion of bank and bank-sponsored facilities.
(d)    Includes $0.1 billion of bank and bank-sponsored facilities.
(e)    Includes $0.1 billion of bank and bank-sponsored facilities.

Committed Credit Facilities and Available Funding Arrangements

The following table presents available funding under our debt arrangements related to our vehicle programs, including related party debt due to Avis Budget Rental Car Funding, at March 31, 2025:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding	$15,576	$13,851	$1,725
Americas - Debt borrowings	1,412	1,127	285
International - Debt borrowings	3,166	2,203	963
International - Finance leases	155	130	25
Total	$20,309	$17,311	$2,998
__________
(a)Capacity is subject to maintaining sufficient assets to collateralize debt. The total capacity for Americas - Debt due to Avis Budget Rental Car Funding includes increases from our asset-backed variable-funding financing facilities. These facilities were most recently amended and restated in April 2025. See Note 18 – Subsequent Event.
(b)The outstanding debt is collateralized by vehicles and related assets of $14.3 billion for Americas - Debt due to Avis Budget Rental Car Funding; $1.4 billion for Americas - Debt borrowings; $2.8 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants

The agreements under our vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of March 31, 2025, we are not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under our vehicle-backed funding programs.

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

In April 2025, a shareholder filed a proposed securities class action, Shane Merrium v. Avis Budget Group, Inc., Joseph A. Ferraro, and Izilda P. Martins, in the United States District Court for the District of New Jersey. The plaintiff alleges under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 that the Company and its management made misrepresentations or omissions about the Company’s fleet strategy in 2024, causing the stock to decline when the Company announced its fourth quarter results in February 2025. The Company intends to defend the claims vigorously.

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

Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable resolutions could occur. We estimate that the potential exposure resulting from adverse outcomes of current legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $40 million in excess of amounts accrued as of March 31, 2025. We do not believe that the impact should result in a material liability to us in relation to our consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

We maintain agreements with vehicle manufacturers under which we have agreed to purchase approximately $7.5 billion of vehicles from manufacturers over the next 12 months, a $1.2 billion increase compared to December 31, 2024, financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations

Concentrations of credit risk as of March 31, 2025 include (i) risks related to our repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers and primarily with respect to receivables for program cars that have been disposed of, but for which we have not yet received payment from the manufacturers and (ii) risks related to Realogy and Wyndham, including receivables of $40 million and $24 million, respectively, related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition.

 13.    Stockholders' Equity

Share Repurchases

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023 (the “Stock Repurchase Program”). During the three months ended March 31, 2025 and 2024 we did not repurchase shares of common stock under the Stock Repurchase Program in either period. As of March 31, 2025, approximately $757 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.

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

The components of other comprehensive loss were as follows:

	Three Months Ended March 31,
	2025	2024
Net loss	$(504)	$(113)
Less: Net income attributable to non-controlling interests	1	1
Net loss attributable to Avis Budget Group, Inc.	(505)	(114)

Other comprehensive income (loss), net of tax
Currency translation adjustments, net of tax of $14 and $(5), respectively (a)	13	(52)
Net unrealized gain (loss) on cash flow hedges, net of tax of $3 and $(2), respectively	(6)	7
Minimum pension liability adjustment, net of tax of $0, in each period	1	1
	8	(44)
Total comprehensive loss attributable to Avis Budget Group, Inc.	$(497)	$(158)
__________
(a)Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges (a)	Minimum Pension Liability Adjustment (b)	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2025	$(125)	$31	$(116)	$(210)
Other comprehensive income (loss) before reclassifications	13	(2)	—	11
Gross (gains) losses reclassified		(5)	1	(4)
Tax on (gains) losses reclassified		1	—	1
(Gains) losses reclassified from accumulated other comprehensive income (loss), net of tax	—	(4)	1	(3)
Net current-period other comprehensive income (loss)	13	(6)	1	8
Balance as of March 31, 2025	$(112)	$25	$(115)	$(202)

Balance as of January 1, 2024	$(3)	$37	$(130)	$(96)
Other comprehensive income (loss) before reclassifications	(52)	12	—	(40)
Gross (gains) losses reclassified		(7)	1	(6)
Tax on (gains) losses reclassified		2	—	2
(Gains) losses reclassified from accumulated other comprehensive income (loss), net of tax	—	(5)	1	(4)
Net current-period other comprehensive income (loss)	(52)	7	1	(44)
Balance as of March 31, 2024	$(55)	$44	$(129)	$(140)
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include $107 million gain, net of tax, as of March 31, 2025 related to our hedge of our investment in euro-denominated foreign operations (see Note 16 – Financial Instruments).
(a)Amounts reclassified to interest expense.
(b)Amounts reclassified to selling, general and administrative expenses.

 14.    Related Party Transactions

Avis Mobility Ventures LLC

Avis Mobility Ventures LLC (“AMV”) is our former subsidiary. We ceased to have a controlling interest in AMV in 2022, and as a result we deconsolidated AMV from our financial statements. Our proportional share of AMV’s income or loss is included within other (income) expense, net in our Condensed Consolidated Statements of Comprehensive Income. As of March 31, 2025, we own approximately 35% of AMV. We continue to provide vehicles, related fleet services, and certain administrative services to AMV to support their operations. The following tables provide amounts reported within our financial statements related to our equity method investment in AMV and these services.

The components of other (income) expense, net are summarized below:

	Three Months Ended March 31,
	2025	2024
(Income) expense for services to AMV, net	$4	$(2)
(Income) loss on equity method investment in AMV, net	2	3
Other (income) expense, net	$6	$1

The following table provides amounts reported within our Condensed Consolidated Balance Sheets related to AMV:

	As of	As of
	March 31,	December 31,
	2025	2024
Receivables from AMV (a)	$3	$3
Equity method investment in AMV (b)	26	28
Vehicles, net investment in lease with AMV (c)	80	74
__________
(a)Included within other current assets.
(b)Included within other non-current assets.
(c)Included within vehicles, net. See Note 7 – Vehicle Rental Activities.

SRS Mobility Ventures, LLC

SRS Mobility Ventures, LLC is an affiliate of our largest shareholder, SRS Investment Management, LLC. SRS Mobility Ventures, LLC obtained a controlling interest in AMV in 2022. As of March 31, 2025, they own approximately 65% of AMV.

 15.    Stock-Based Compensation

We recorded stock-based compensation expense of $6 million ($4 million, net of tax) and $7 million ($5 million, net of tax) during the three months ended March 31, 2025 and 2024, respectively.

As part of our declaration and payment of a special cash dividend in December 2023, we granted additional restricted stock units (“RSUs”) to our award holders with unvested shares as a dividend equivalent, which has been deferred until, and will not be paid unless, the shares of stock underlying the award vest.

The activity related to stock units consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding at January 1, 2025	306	$143.25
Granted (a)	280	62.64
Vested (b)	(70)	155.33
Forfeited	(4)	149.77
Outstanding and expected to vest at March 31, 2025 (c)	512	$97.36	1.6	$39
Performance-based RSUs
Outstanding at January 1, 2025	315	$159.62
Granted (a)	428	62.64
Vested (b)	(61)	194.23
Forfeited	(81)	157.61
Outstanding at March 31, 2025	601	$87.31	2.1	$46
Outstanding and expected to vest at March 31, 2025 (c)	326	$70.28	2.1	$25
__________
(a)Reflects the maximum number of stock units assuming achievement of all time- and performance-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time- and performance-based RSUs granted during the three months ended March 31, 2024 was $113.10.
(b)The total fair value of time- and performance-based RSUs vested during the three months ended March 31, 2025 and 2024 was $23 million and $27 million, respectively.
(c)Aggregate unrecognized compensation expense related to time- and performance-based RSUs amounted to $59 million and will be recognized over a weighted average vesting period of 1.8 years.

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

We held derivative instruments with absolute notional values as follows:

As of March 31, 2025
Foreign exchange contracts	$1,617
Interest rate caps (a)	9,466
Interest rate swaps	750
__________
(a)Represents $6.2 billion of interest rate caps sold and approximately $3.2 billion of interest rate caps purchased. These amounts exclude $3.2 billion of interest rate caps purchased by our Avis Budget Rental Car Funding subsidiary as it is not consolidated by us.

Estimated fair values (Level 2) of derivative instruments are as follows:

	As of March 31, 2025		As of December 31, 2024
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$32	$—	$41	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	4	9	5	10
Interest rate caps (c)	3	3	3	12
Total	$39	$12	$49	$22
__________
Amounts in this table exclude derivatives issued by Avis Budget Rental Car Funding, as it is not consolidated by us; however, certain amounts related to the derivatives held by Avis Budget Rental Car Funding are included within accumulated other comprehensive income (loss), as discussed in Note 13 – Stockholders' Equity.
(a)Included within other non-current assets or other non-current liabilities.
(b)Included within other current assets or other current liabilities.
(c)Included within assets under vehicle programs or liabilities under vehicle programs.

The effects of financial instruments recognized in our Condensed Consolidated Financial Statements are as follows:

	Three Months Ended March 31,
	2025	2024
Financial instruments designated as hedging instruments (a)
Interest rate swaps (b)	$(6)	$7
Euro-denominated notes (c)	(41)	15
Financial instruments not designated as hedging instruments (d)
Foreign exchange contracts (e)	(3)	(13)
Total	$(50)	$9
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
(e)Included within interest expense.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

	As of March 31, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$508	$510	$20	$20
Long-term debt	5,429	5,295	5,373	5,452

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$13,794	$13,911	$14,083	$14,154
Vehicle-backed debt	3,442	3,470	3,441	3,469
Interest rate swaps and interest rate caps (a)	3	3	12	12
__________
(a)Derivatives in a liability position.

 17.    Segment Information

Our chief executive officer, who also serves as our chief operating decision-maker (“CODM,”) assesses performance and allocates resources based upon the separate financial information of our operating segments. We aggregate certain of our operating segments into our reportable segments. In identifying our reportable segments, we also consider the management structure of the organization, the nature of services provided by our operating segments, the geographical areas and economic characteristics in which the segments operate, and other relevant factors.

Our CODM evaluates the operating results of each of our reportable segments based upon revenues and Adjusted EBITDA, which we define as income (loss) from continuing operations before non-vehicle related depreciation and amortization; long-lived asset impairment and other related charges; other fleet charges; restructuring and other related charges; early extinguishment of debt costs; non-vehicle related interest; transaction-related costs, net; legal matters, net, which includes amounts recorded in excess of $5 million, related primarily to unprecedented self-insurance reserves for allocated loss adjustment expense, class action lawsuits and personal injury matters; non-operational charges related to shareholder activist activity, which includes third-party advisory, legal and other professional fees; COVID-19 charges, net; cloud computing costs; other (income) expense, net; severe weather-related damages in excess of $5 million, net of insurance proceeds; and income taxes. We have revised our definition of Adjusted EBITDA to exclude other fleet charges. We did not revise prior years' Adjusted EBITDA amounts because there were no other charges similar in nature to these.

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

Provided below is information about our revenues, significant segment expenses, reportable segment Adjusted EBITDA, and a reconciliation of reportable segment Adjusted EBITDA to loss before income taxes.

Three Months Ended March 31, 2025

	Americas	International	Total
Revenues	$1,907	$523	$2,430
Significant segment expenses:
Operating (a)	1,064	274
Vehicle depreciation and lease charges, net (b)	533	132
Selling, general and administrative	200	87
Vehicle interest, net	177	33
Reportable segment Adjusted EBITDA	$(67)	$(3)	$(70)

Reconciliation of reportable segment Adjusted EBITDA to loss before income taxes:
Non-vehicle related depreciation and amortization			55
Interest expense related to corporate debt, net			2
Other fleet charges			390
Restructuring and other related charges			22
Other (income) expense, net			6
Cloud computing costs			1
Corporate and other (c)			131
Loss before income taxes			$(677)
__________
(a)Excludes cloud computing costs.
(b)Excludes other fleet charges related to the accelerated disposal of certain fleet in our Americas reportable segment. These costs relate to vehicles that were not included in the long-lived asset impairment and other related charges recorded in the year ended December 31, 2024.
(c)Includes unallocated corporate expenses, including $95 million in interest expense, which are not attributable to a particular reportable segment.

Three Months Ended March 31, 2024

	Americas	International	Total
Revenues	$1,993	$558	$2,551
Significant segment expenses:
Operating (a)	1,052	289
Vehicle depreciation and lease charges, net	487	149
Selling, general and administrative	207	99
Vehicle interest, net	203	36
Reportable segment Adjusted EBITDA	$44	$(15)	$29

Reconciliation of reportable segment Adjusted EBITDA to loss before income taxes:
Non-vehicle related depreciation and amortization			$57
Interest expense related to corporate debt, net			2
Restructuring and other related charges			3
Transaction-related costs, net			1
Other (income) expense, net			1
Legal matters, net and cloud computing costs			(3)
Corporate and other (b)			110
Loss before income taxes			$(142)
__________
(a)Excludes legal matters, net and cloud computing costs.
(b)Includes unallocated corporate expenses, including $81 million in interest expense, which are not attributable to a particular reportable segment.

Provided below is information about our segment assets.

	Americas	International	Unallocated Assets (a)	Total
Three Months Ended March 31, 2025
Property and equipment additions	$14	$6	$14	$34
As of March 31, 2025
Assets exclusive of assets under vehicle programs	6,876	2,608	346	9,830
Assets under vehicle programs	15,851	3,363	—	19,214
Net long-lived assets	1,458	753	164	2,375

Year Ended December 31, 2024
Property and equipment additions	$109	$40	$53	$202
As of December 31, 2024
Assets exclusive of assets under vehicle programs	6,785	2,539	344	9,668
Assets under vehicle programs	16,058	3,315	—	19,373
Net long-lived assets	1,474	733	162	2,369
__________
(a)Includes unallocated corporate assets which are not attributable to a particular reportable segment.

18.     Subsequent Event

In April 2025, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary amended and extended its asset-backed variable-funding financing facilities to increase its capacity by $640 million.

* * * *

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes included in this Quarterly Report on Form 10-Q and with our 2024 Form 10-K. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including those discussed in “Forward-Looking Statements.” See “Forward-Looking Statements” and “Risk Factors” for additional information. Unless otherwise noted, all dollar amounts in tables are in millions.

OVERVIEW
Our Company

We operate three of the most globally recognized brands in mobility solutions, Avis, Budget and Zipcar, together with several other brands well recognized in their respective markets. We are a leading vehicle rental operator in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet of approximately 631,000 vehicles in first quarter 2025. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

Our Segments

We categorize our operations into two reportable business segments: Americas, consisting primarily of (i) vehicle rental operations in North America, South America, Central America and the Caribbean, (ii) car sharing operations in certain of these markets, and (iii) licensees in the areas in which we do not operate directly; and International, consisting primarily of (i) vehicle rental operations in Europe, the Middle East, Africa, Asia and Australasia, (ii) car sharing operations in certain of these markets, and (iii) licensees in the areas in which we do not operate directly.

Business and Trends

Our strategy continues to focus on transforming key parts of our business through technology, system enhancements and data, particularly with respect to customer experience, revenue generation and costs. Additionally, during the fourth quarter of our fiscal year ended December 31, 2024, we changed our fleet strategy with respect to United States and Canadian rental car vehicles, to accelerate certain fleet rotations in order to decrease the age of our fleet for competitive reasons. We believe our strategies will continue to strengthen our Company, maximize profitability, and deliver stakeholder value. During the three months ended March 31, 2025, we generated revenues of $2.4 billion, net loss of $504 million and Adjusted EBITDA loss of $93 million. These results were primarily driven by decreased volume, decreased revenue per day, and increased fleet costs.

We continue to be susceptible to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: interest rates, inflationary impact on items such as commodity prices and wages, cost of new vehicles, used car values, increases in the number of personal injury claims and cost per incident, and an economic downturn that may impact travel demand, all of which may be exacerbated by ongoing military conflicts, including in Eastern Europe. Additionally, uncertainty remains with respect to tariffs and tax regulations, and this uncertainty has had and may continue to have impacts on our operations. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, and future results of operations.

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

We assess performance and allocate resources based upon the separate financial information of our operating segments. We aggregate certain of our operating segments into our reportable segments. In identifying our reportable segments, we also consider the management structure of the organization, the nature of services provided by our operating segments, the geographical areas and economic characteristics in which the segments operate, and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenues and Adjusted EBITDA, which we define as income (loss) from continuing operations before non-vehicle related depreciation and amortization; long-lived asset impairment and other related charges; other fleet charges; restructuring and other related charges; early extinguishment of debt costs; non-vehicle related interest; transaction-related costs, net; legal matters, net, which includes amounts recorded in excess of $5 million, related primarily to unprecedented self-insurance reserves for allocated loss adjustment expense, class action lawsuits and personal injury matters; non-operational charges related to shareholder activist activity, which includes third-party advisory, legal and other professional fees; COVID-19 charges, net; cloud computing costs; other (income) expense, net; severe weather-related damages in excess of $5 million, net of insurance proceeds; and income taxes. We have revised our definition of Adjusted EBITDA to exclude other fleet charges. We did not revise prior years' Adjusted EBITDA amounts because there were no other charges similar in nature to these.

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

During the three months ended March 31, 2025:

•Our revenues totaled $2.4 billion, a decrease of $121 million year-over-year, primarily due to decreased revenue per day and volume.
•Our net loss attributable to Avis Budget Group, Inc. was $505 million, representing a decrease of $391 million year-over-year, primarily due to increased fleet costs.
•Our Adjusted EBITDA loss was $93 million, representing a decrease of $105 million year-over-year.

Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024
Our condensed consolidated results of operations comprised of the following:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenues	$2,430	$2,551	$(121)	(5%)

Expenses
Operating	1,353	1,344	9	1%
Vehicle depreciation and lease charges, net	1,055	636	419	66%
Selling, general and administrative	308	325	(17)	(5%)
Vehicle interest, net	210	239	(29)	(12%)
Non-vehicle related depreciation and amortization	56	61	(5)	(8%)
Interest expense related to corporate debt, net	97	83	14	17%
Restructuring and other related charges	22	3	19	n/m
Transaction-related costs, net	—	1	(1)	n/m
Other (income) expense, net	6	1	5	n/m
Total expenses	3,107	2,693	414	15%

Loss before income taxes	(677)	(142)	(535)	n/m
Benefit from income taxes	(173)	(29)	(144)	n/m
Net loss	(504)	(113)	(391)	n/m
Less: Net income attributable to non-controlling interests	1	1	—	n/m
Net loss attributable to Avis Budget Group, Inc.	$(505)	$(114)	$(391)	n/m
__________
n/m - Not Meaningful

Revenues decreased $121 million or 5% during the three months ended March 31, 2025 compared to the similar period in 2024, primarily due to a 2% decrease in revenue per day, excluding exchange rate effects, a $23 million negative impact from currency exchange rate movements, and a 1% decrease in volume. Total expenses increased 15% during the three months ended March 31, 2025, compared to the similar period in 2024, primarily due to increased fleet costs. Our effective tax rates were a benefit of 25.6% and 20.4% for the three months ended March 31, 2025 and 2024, respectively. As a result of these items, our net loss attributable to Avis Budget Group, Inc. decreased by $391 million compared to the similar period in 2024. For the three months ended March 31, 2025 and 2024, we reported diluted loss per share of $(14.35) and $(3.21), respectively.

Operating expenses increased to 55.7% of revenue during the three months ended March 31, 2025 compared to 52.7% during the similar period in 2024, primarily due to a decrease in revenue per day, excluding exchange rate effects, and sustained costs. Vehicle depreciation and lease charges increased to 43.4% of revenue during the three months ended March 31, 2025 compared to 24.9% during the similar period in 2024, primarily due to other fleet charges, increased per unit fleet costs, excluding exchange rate effects, driven by decreased fleet levels, increased depreciation rates, and partially offset by an increase in the gain on sale of vehicles. Selling, general and administrative costs were 12.7% of revenue during the three months ended March 31, 2025, which is consistent with the similar period in 2024. Vehicle interest costs decreased to 8.6% of revenue during the three months ended March 31, 2025 compared to 9.4% during the similar period in 2024, primarily due to decreased fleet levels and lower interest rates.

Following is a more detailed discussion of the results of each of our reportable segments, corporate and other, and reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2025		2024
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$1,907	$(67)	$1,993	$44
International	523	(3)	558	(15)
Corporate and other (a)	—	(23)	—	(17)
Total Company	$2,430	$(93)	$2,551	$12

Reconciliation of net loss to Adjusted EBITDA:
		2025		2024
Net loss		$(504)		$(113)
Benefit from income taxes		(173)		(29)
Loss before income taxes		(677)		(142)
Non-vehicle related depreciation and amortization		56		61
Interest expense related to corporate debt, net		97		83
Other fleet charges (b)		390		—
Restructuring and other related charges		22		3
Transaction-related costs, net		—		1
Other (income) expense, net (c)		6		1
Legal matters, net (d)		1		(5)
Cloud computing costs (e)		12		10
Adjusted EBITDA		$(93)		$12
__________
(a)Includes unallocated corporate expenses which are not attributable to a particular segment.
(b)Costs reported within vehicle depreciation and lease charges, net related to the accelerated disposal of certain fleet in our Americas reportable segment. These costs relate to vehicles that were not included in the long-lived asset impairment and other related charges recorded in the year ended December 31, 2024.
(c)Primarily consists of gains or losses related to our equity method investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.
(d)Includes $1 million reported within selling, general and administrative expenses for the three months ended March 31, 2025. Includes $(5) million reported within operating expenses for the three months ended March 31, 2024.
(e)Reported within operating expenses.

Americas

	Three Months Ended March 31,
	2025	2024	% Change
Revenues	$1,907	$1,993	(4%)
Adjusted EBITDA	(67)	44	n/m

Revenues decreased during the three months ended March 31, 2025 compared to the similar period in 2024, primarily due to a 3% decrease in revenue per day, a $4 million negative impact from currency exchange rate movements and a 1% decrease in volume.

Operating expenses increased to 55.8% of revenue during the three months ended March 31, 2025 compared to 52.5% during the similar period in 2024, primarily due to a decrease in revenue per day, excluding exchange rate effects, and sustained costs. Vehicle depreciation and lease charges increased to 48.4% of revenue during the three months ended March 31, 2025 compared to 24.4% during the similar period in 2024, primarily due to other fleet charges, increased per unit fleet costs, excluding exchange rate effects, driven by decreased fleet levels, increased depreciation rates, and partially offset by an increase in the gain on sale of vehicles. Selling, general and administrative costs were approximately 10.5% of revenue during the three months ended March 31, 2025 compared to 10.4% during the similar period in 2024. Vehicle interest costs decreased to 9.3% of revenue during the three months ended March 31, 2025 compared to 10.2% during the similar period in 2024, primarily due to decreased fleet levels and lower interest rates.

Adjusted EBITDA decreased during the three months ended March 31, 2025 compared to the similar period in 2024, primarily due to higher per-unit fleet costs.

International

	Three Months Ended March 31,
	2025	2024	% Change
Revenues	$523	$558	(6%)
Adjusted EBITDA	(3)	(15)	n/m

Revenues decreased during the three months ended March 31, 2025 compared to the similar period in 2024, primarily due to a 3% decrease in volume, a $19 million negative impact from currency exchange rate movements, partially offset by a 1% increase in revenue per day, excluding exchange rate effects.
Operating expenses increased to 52.5% of revenue during the three months ended March 31, 2025 compared to 51.9% during the similar period in 2024, primarily due to an increase in revenue per day, excluding exchange rate effects, and sustained costs. Vehicle depreciation and lease charges decreased to 25.3% of revenue during the three months ended March 31, 2025 compared to 26.7% during the similar period in 2024, primarily due to decreased per unit fleet costs, excluding exchange rate effects, driven by decreased fleet levels, partially offset by a decrease in the gain on sale of vehicles. Selling, general and administrative costs were approximately 16.7% of revenue during the three months ended March 31, 2025 compared to 17.7% during the similar period in 2024, primarily due to a decrease in marketing costs and commissions. Vehicle interest costs were 6.3% of revenue during the three months ended March 31, 2025 compared to 6.5% during the similar period in 2024.

Adjusted EBITDA loss decreased during the three months ended March 31, 2025 compared to the similar period in 2024, primarily due to lower per-unit fleet costs.

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
FINANCIAL CONDITION

	March 31, 2025	December 31, 2024	Change
Total assets exclusive of assets under vehicle programs	$9,830	$9,668	$162
Total liabilities exclusive of liabilities under vehicle programs	11,872	11,047	825
Assets under vehicle programs	19,214	19,373	(159)
Liabilities under vehicle programs	19,983	20,311	(328)
Total stockholders’ equity	(2,811)	(2,317)	(494)

The increase in total liabilities exclusive of liabilities under vehicle programs is primarily due to the increase in corporate indebtedness from the issuance of a floating rate term loan due December 2025. See “Liquidity and Capital Resources,” and Note 10 – Long-term Corporate Debt and Borrowing Arrangements to our Condensed Consolidated Financial Statements. The decrease in liabilities under vehicle programs is primarily due to the repayment of debt. The decrease in total stockholders’ equity is primarily due to the increase in our net loss.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

In February 2025, we borrowed $500 million under a floating rate term loan due December 2025, which is part of our senior revolving credit facilities. The proceeds were primarily used to pay down fleet indebtedness.

During 2025, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued approximately $358 million of asset-backed notes with expected final payment dates ranging from August 2027 to February 2029 and a weighted average interest rate of 8.01%. The proceeds from these borrowings were used to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States.

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded most recently in February 2023 (the “Stock Repurchase Program”). Our stock repurchases may occur through open market purchases, privately negotiated transactions or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restricted payment capacity under our debt instruments and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time without prior notice. The Stock Repurchase Program has no set expiration or termination date. During the three months ended March 31, 2025, we did not repurchase shares of common stock under the Stock Repurchase Program. As of March 31, 2025, approximately $757 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.

CASH FLOWS

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2025	2024	Change
Cash provided by (used in):
Operating activities	$619	$589	$30
Investing activities	(715)	(1,518)	803
Financing activities	98	897	(799)
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	8	(13)	21
Net change in cash and cash equivalents, program and restricted cash	10	(45)	55
Cash and cash equivalents, program and restricted cash, beginning of period	597	644	(47)
Cash and cash equivalents, program and restricted cash, end of period	$607	$599	$8

Cash provided by operating activities during the three months ended March 31, 2025 is consistent with the similar period in 2024.

The decrease in cash used in investing activities during the three months ended March 31, 2025 compared with the similar period in 2024 is primarily due to the decrease in our net investment in vehicles.

The decrease in cash provided by financing activities during the three months ended March 31, 2025 compared with the similar period in 2024 is primarily due to the increase in our net payments under vehicle programs.

DEBT AND FINANCING ARRANGEMENTS

At March 31, 2025, we had approximately $23.1 billion of indebtedness, including corporate indebtedness of approximately $5.9 billion and debt under vehicle programs of approximately $17.2 billion. For information regarding our debt and borrowing arrangements, see Note 1 – Basis of Presentation, Note 10 – Long-term Corporate Debt and Borrowing Arrangements and Note 11 – Debt Under Vehicle Programs and Borrowing Arrangements to our Condensed Consolidated Financial Statements.

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

As of March 31, 2025, we had $516 million of available cash and cash equivalents and access to $559 million of available borrowing capacity under our revolving credit facility and approximately $57 million under our uncommitted facilities, providing us with access to approximately $1.1 billion of total liquidity.

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the consolidated first lien leverage ratio requirement and other covenants associated with our senior credit facilities and other borrowings. As of March 31, 2025, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2024 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2024 Form 10-K with the exception of our commitment to purchase vehicles, which increased by approximately $1.2 billion from December 31, 2024, to approximately $7.5 billion as of March 31, 2025 due to new model year vehicle purchases. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Note 10 – Long-term Corporate Debt and Borrowing Arrangements and Note 11 – Debt Under Vehicle Programs and Borrowing Arrangements to our Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES
Accounting Policies

The results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles (GAAP), we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they relate to future events and/or events that are outside of our control. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented within the section titled “Critical Accounting Estimates” of our 2024 Form 10-K are the accounting policies (related to goodwill and other indefinite-lived intangible assets, vehicles, income taxes and public liability, property damage and other insurance liabilities) that we believe require subjective and complex judgments that could potentially affect reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

New Accounting Standards

For detailed information regarding new accounting standards and their impact on our business, see Note 1 – Basis of Presentation to our Condensed Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and fuel prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used March 31, 2025 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded fuel. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded fuel would not have a material impact on our earnings for the period ended March 31, 2025. For additional information regarding our long-term borrowings and financial instruments, see Note 10 – Long-term Corporate Debt and Borrowing Arrangements, Note 11 – Debt Under Vehicle Programs and Borrowing Arrangements and Note 16 – Financial Instruments to our Condensed Consolidated Financial Statements.

Item 4.    Controls and Procedures

(a)Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

(b)Changes in Internal Control Over Financial Reporting. During the first quarter of 2025, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding our legal proceedings, see Note 12 – Commitments and Contingencies to our Condensed Consolidated Financial Statements and refer to our 2024 Form 10-K.

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

Item 1A.    Risk Factors

During the quarter ended March 31, 2025, we had no material developments to report with respect to our risk factors. For additional information regarding our risk factors, please refer to our 2024 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023 (the “Stock Repurchase Program”). Under our Stock Repurchase Program, we may repurchase shares from time to time in open market transactions, and may also repurchase shares in accelerated share repurchases, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of repurchase transactions is determined by management based on our evaluation of market conditions, our share price, legal requirements, restricted payment capacity under our debt instruments and other factors. The Stock Repurchase Program may be suspended, modified or discontinued without prior notice. During the first quarter of 2025, no common stock repurchases were made under the Stock Repurchase Program. As of March 31, 2025, approximately $757 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.

Item 5.    Other Information

During the quarter ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

See Exhibit Index commencing on page 43 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date:	May 8, 2025	/s/ CATHLEEN DEGENOVA
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
10.1
Amended and Restated Series 2023-1 Supplement, dated as of January 31, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-1 Agent.

10.2
Amended and Restated Series 2023-4 Supplement, dated as of January 31, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-4 Agent.

10.3
Amended and Restated Series 2023-6 Supplement, dated as of January 31, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-6 Agent.

10.4
Amended and Restated Series 2023-7 Supplement, dated as of January 31, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-7 Agent.

10.5
Amended and Restated Series 2023-8 Supplement, dated as of January 31, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-8 Agent.

10.6
Amended and Restated Series 2024-1 Supplement, dated as of January 31, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2024-1 Agent.

10.7
Amended and Restated Series 2024-3 Supplement, dated as of January 31, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2024-3 Agent.

10.8
Supplemental Indenture No. 4, dated as of January 31, 2025, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004.

10.9
Ninth Amendment, dated as of February 6, 2025, to the Sixth Amended and Restated Credit Agreement, dated as of July 9, 2021, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, as borrower, Avis Budget Group, Inc., the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 11, 2025).

10.10
First Amendment, dated as of March 28, 2025, to Sixth Amended and Restated Series 2010-6 Supplement, dated as of March 4, 2024, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2010-6 Agent.

10.11
First Amendment, dated as of March 28, 2025, to Fourth Amended and Restated Series 2015-3 Supplement, dated as of March 4, 2024, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2015-3 Agent.

10.12
First Amendment, dated as of March 28, 2025, to the Amended and Restated Series 2020-2 Supplement, dated as of December 27, 2024, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2020-2 Agent.

10.13
First Amendment, dated as of March 28, 2025, to the Amended and Restated Series 2022-5 Supplement, dated as of December 27, 2024, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2022-5 Agent.

10.14
Second Amended and Restated Series 2023-2 Supplement, dated as of March 28, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-2 Agent.

10.15
Second Amended and Restated Series 2023-3 Supplement, dated as of March 28, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-3 Agent.

10.16
Second Amended and Restated Series 2023-5 Supplement, dated as of March 28, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-5 Agent.

10.17
Second Amended and Restated Series 2024-2 Supplement, dated as of March 28, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2024-2 Agent.

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