Form 10-Q
period 2025-06-30
AVIS BUDGET GROUP, INC.
filed 2025-07-30
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

As of July 25, 2025, the number of shares outstanding of the registrant’s common stock was 35,193,504.

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

•any substantial changes in the cost or supply of fuel, vehicle parts, energy, labor or other resources on which we depend to operate our business, including as a result of pandemics, inflation, tariffs, the ongoing military conflicts in the Middle East and Eastern Europe, and any embargoes on oil sales imposed on or by the Russian government;

•our ability to successfully implement or achieve our business plans and strategies, achieve and maintain cost savings and adapt our business to changes in mobility, and successfully implement digital transformation initiatives;

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Avis Budget Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$3,039	$3,048	$5,469	$5,599

Expenses
Operating	1,526	1,532	2,879	2,876
Vehicle depreciation and lease charges, net	636	733	1,691	1,369
Selling, general and administrative	396	348	704	673
Vehicle interest, net	229	244	439	483
Non-vehicle related depreciation and amortization	60	58	116	119
Interest expense related to corporate debt, net:
Interest expense	110	88	207	171
Early extinguishment of debt	3	1	3	1
Restructuring and other related charges	59	14	81	17
Transaction-related costs, net	—	1	—	2
Other (income) expense, net	5	2	11	3
Total expenses	3,024	3,021	6,131	5,714

Income (loss) before income taxes	15	27	(662)	(115)
Provision for (benefit from) income taxes	10	12	(163)	(17)
Net income (loss)	5	15	(499)	(98)
Less: Net income attributable to non-controlling interests	1	1	2	2
Net income (loss) attributable to Avis Budget Group, Inc.	$4	$14	$(501)	$(100)

Comprehensive income (loss) attributable to Avis Budget Group, Inc.	$71	$19	$(426)	$(139)

Earnings (loss) per share
Basic	$0.10	$0.41	$(14.24)	$(2.80)
Diluted	$0.10	$0.41	$(14.24)	$(2.80)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$541	$534
Receivables, net	971	838
Other current assets	944	662
Total current assets	2,456	2,034

Property and equipment, net	711	697
Operating lease right-of-use assets	3,198	3,057
Deferred income taxes	1,644	1,786
Goodwill	1,133	1,071
Other intangibles, net	602	601
Other non-current assets	413	422
Total assets exclusive of assets under vehicle programs	10,157	9,668

Assets under vehicle programs:
Program cash	57	60
Vehicles, net	20,510	17,619
Receivables from vehicle manufacturers and other	235	386
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	1,412	1,308
	22,214	19,373
Total assets	$32,371	$29,041

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$3,168	$2,700
Short-term debt and current portion of long-term debt	39	20
Total current liabilities	3,207	2,720

Long-term debt	6,038	5,373
Long-term operating lease liabilities	2,630	2,484
Other non-current liabilities	518	470
Total liabilities exclusive of liabilities under vehicle programs	12,393	11,047

Liabilities under vehicle programs:
Debt	4,387	3,453
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	15,527	14,083
Deferred income taxes	2,035	2,442
Other	762	333
	22,711	20,311
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, in each period	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, in each period	1	1
Additional paid-in capital	6,618	6,620
Retained earnings	1,528	2,029
Accumulated other comprehensive loss	(135)	(210)
Treasury stock, at cost—102 shares, in each period	(10,757)	(10,767)
Stockholders’ equity attributable to Avis Budget Group, Inc.	(2,745)	(2,327)
Non-controlling interests	12	10
Total stockholders’ equity	(2,733)	(2,317)
Total liabilities and stockholders’ equity	$32,371	$29,041

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(499)	$(98)
Adjustments to reconcile net loss to net cash provided by operating activities:
Vehicle depreciation	1,350	1,217
Amortization of right-of-use assets	533	533
(Gain) loss on sale of vehicles, net	280	78
Vehicle related reserves	175	208
Non-vehicle related depreciation and amortization	116	119
Stock-based compensation	12	13
Amortization of debt financing fees	27	24
Early extinguishment of debt costs	3	1
Net change in assets and liabilities:
Receivables	(56)	(94)
Income taxes and deferred income taxes	(220)	(40)
Accounts payable and other current liabilities	235	80
Operating lease liabilities	(535)	(525)
Other, net	35	(43)
Net cash provided by operating activities	1,456	1,473

Investing activities
Property and equipment additions	(85)	(98)
Proceeds received on asset sales	2	1
Net assets acquired (net of cash acquired)	—	(2)
Net cash used in investing activities exclusive of vehicle programs	(83)	(99)

Vehicle programs:
Investment in vehicles	(8,755)	(6,895)
Proceeds received on disposition of vehicles	4,986	4,427
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(609)	(373)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	505	385
	(3,873)	(2,456)
Net cash used in investing activities	(3,956)	(2,555)

Avis Budget Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Financing activities
Proceeds from long-term borrowings	$1,100	$869
Payments on long-term borrowings	(610)	(390)
Repurchases of common stock	(3)	(16)
Debt financing fees	(12)	(16)
Net cash provided by financing activities exclusive of vehicle programs	475	447

Vehicle programs:
Proceeds from borrowings	14,086	12,477
Payments on borrowings	(12,075)	(11,848)
Debt financing fees	(15)	(40)
	1,996	589
Net cash provided by financing activities	2,471	1,036

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	35	(15)

Net increase (decrease) in cash and cash equivalents, program and restricted cash	6	(61)
Cash and cash equivalents, program and restricted cash, beginning of period	597	644
Cash and cash equivalents, program and restricted cash, end of period	$603	$583
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of March 31, 2025	137.1	$1	$6,612	$1,524	$(202)	(101.9)	$(10,757)	$(2,822)	$11	$(2,811)
Comprehensive income (loss):
Net income (loss)	—	—	—	4	—	—	—	4	1	5
Other comprehensive income (loss)	—	—	—	—	67	—	—	67	—	67
Total comprehensive income (loss)				4	67			71	1	72
Net activity related to restricted stock units	—	—	6	—	—	—	—	6	—	6
Balance as of June 30, 2025	137.1	$1	$6,618	$1,528	$(135)	(101.9)	$(10,757)	$(2,745)	$12	$(2,733)

Balance as of March 31, 2024	137.1	$1	$6,610	$3,738	$(140)	(101.4)	$(10,724)	$(515)	$7	$(508)
Comprehensive income (loss):
Net income (loss)	—	—	—	14	—	—	—	14	1	15
Other comprehensive income (loss)	—	—	—	—	5	—	—	5	—	5
Total comprehensive income (loss)				14	5			19	1	20
Net activity related to restricted stock units	—	—	6	(1)	—	—	1	6	—	6
Balance as of June 30, 2024	137.1	$1	$6,616	$3,751	$(135)	(101.4)	$(10,723)	$(490)	$8	$(482)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of December 31, 2024	137.1	$1	$6,620	$2,029	$(210)	(102.0)	$(10,767)	$(2,327)	$10	$(2,317)
Comprehensive income (loss):
Net income (loss)	—	—	—	(501)	—	—	—	(501)	2	(499)
Other comprehensive income (loss)	—	—	—	—	75	—	—	75	—	75
Total comprehensive income (loss)				(501)	75			(426)	2	(424)
Net activity related to restricted stock units	—	—	(2)	—	—	0.1	10	8	—	8
Balance as of June 30, 2025	137.1	$1	$6,618	$1,528	$(135)	(101.9)	$(10,757)	$(2,745)	$12	$(2,733)

Balance as of December 31, 2023	137.1	$1	$6,634	$3,854	$(96)	(101.6)	$(10,742)	$(349)	$6	$(343)
Comprehensive income (loss):
Net income (loss)	—	—	—	(100)	—	—	—	(100)	2	(98)
Other comprehensive income (loss)	—	—	—	—	(39)	—	—	(39)	—	(39)
Total comprehensive income (loss)				(100)	(39)			(139)	2	(137)
Net activity related to restricted stock units	—	—	(18)	(3)	—	0.2	19	(2)	—	(2)
Balance as of June 30, 2024	137.1	$1	$6,616	$3,751	$(135)	(101.4)	$(10,723)	$(490)	$8	$(482)

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

	As of June 30,
	2025	2024
Cash and cash equivalents	$541	$511
Program cash	57	68
Restricted cash (a)	5	4
Total cash and cash equivalents, program and restricted cash	$603	$583
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

Investments. As of June 30, 2025 and December 31, 2024, we had equity method investments with a carrying value of $116 million and $100 million, respectively, which are included in other non-current assets. Earnings from our equity method investments are included within operating expenses. For the three months ended June 30, 2025 and 2024, we recorded income of $3 million related to our equity method investments, in each period. For the six months ended June 30, 2025 and 2024, we recorded income of $5 million and $6 million related to our equity method investments, respectively. See Note 14 – Related Party Transactions for our equity method investment in AMV.

Revenues. Revenues are recognized under Leases (Topic 842), with the exception of royalty fee revenue derived from our licensees and revenue related to our customer loyalty program, which were approximately $50 million and $54 million during the three months ended June 30, 2025 and 2024, respectively, and $95 million and $96 million during the six months ended June 30, 2025 and 2024, respectively.

The following table presents our revenues disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Americas	$2,332	$2,361	$4,239	$4,354
Europe, Middle East and Africa	564	544	925	926
Asia and Australasia	143	143	305	319
Total revenues	$3,039	$3,048	$5,469	$5,599

The following table presents our revenues disaggregated by brand:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Avis	$1,718	$1,747	$3,090	$3,207
Budget	1,133	1,117	2,018	2,038
Other (a)	188	184	361	354
Total revenues	$3,039	$3,048	$5,469	$5,599
__________
(a)Other includes Zipcar and other operating brands.

Reclassification

We reclassified certain items within operating activities on the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 to conform to the current year presentation. These reclassifications had no impact on reported net cash provided by operating activities.

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

 2.    Leases
Lessor

The following table presents our lease revenues disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Americas	$2,308	$2,330	$4,193	$4,304
Europe, Middle East and Africa	543	524	885	888
Asia and Australasia	138	140	296	311
Total lease revenues	$2,989	$2,994	$5,374	$5,503

The following table presents our lease revenues disaggregated by brand:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Avis	$1,687	$1,710	$3,032	$3,144
Budget	1,120	1,105	1,994	2,014
Other (a)	182	179	348	345
Total lease revenues	$2,989	$2,994	$5,374	$5,503
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

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Property leases
Operating lease expense	$237	$233	$469	$462
Variable lease expense	89	93	148	162
Total property lease expense (a)	$326	$326	$617	$624
__________
(a)Primarily included within operating expenses.

Supplemental balance sheet information related to leases is as follows:

	As of	As of
	June 30,	December 31,
	2025	2024
Property leases
Operating lease ROU assets	$3,198	$3,057

Short-term operating lease liabilities (a)	$621	$628
Long-term operating lease liabilities	2,630	2,484
Operating lease liabilities	$3,251	$3,112

Weighted average remaining lease term	7.9 years	8.0 years
Weighted average discount rate	5.32%	4.98%
__________
(a)Included within accounts payable and other current liabilities.

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2025	2024
Cash payments for lease liabilities within operating activities:
Property operating leases	$474	$452
Non-cash activities - increase (decrease) in ROU assets in exchange for lease liabilities:
Property operating leases	$553	$572

 3.    Restructuring and Other Related Charges

In 2024, we initiated a global restructuring plan to further right size our operations (“Global Rightsizing”). The costs associated with this initiative are primarily related to the operational scaling of processes, locations, and lines of business. We expect further restructuring expense of approximately $15 million related to this initiative to be incurred this year.

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

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded within our reportable segments for restructuring charges and corresponding payments and utilizations:

	Personnel Related	Facility Related	Other	Total
Balance as of January 1, 2025	$10	$—	$7	$17

Restructuring expense:
Global Rightsizing (a)	42	4	27	73

Restructuring payment/utilization:
Global Rightsizing (a)	(20)	(1)	(18)	(39)
Cost Optimization	(1)	—	—	(1)

Balance as of June 30, 2025	$31	$3	$16	$50
__________
(a)Other includes the disposition of vehicles.

	Americas	International	Total
Balance as of January 1, 2025	$9	$8	$17

Restructuring expense:
Global Rightsizing	9	64	73

Restructuring payment/utilization:
Global Rightsizing	(17)	(22)	(39)
Cost Optimization	(1)	—	(1)

Balance as of June 30, 2025	$—	$50	$50

Other Related Charges

Officer Separation Costs

In February 2025, we announced that Joseph A. Ferraro, President and Chief Executive Officer, will transition to a Board Advisor role effective June 30, 2025. In connection with Mr. Ferraro’s departure, we recorded other related charges of approximately $8 million for the three and six months ended June 30, 2025, and expect further expense of approximately $7 million to be incurred this year.

 4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to Avis Budget Group, Inc. for basic and diluted EPS	$4	$14	$(501)	$(100)

Basic weighted average shares outstanding	35.2	35.6	35.2	35.6
Non-vested stock (a)	0.2	0.1	—	—
Diluted weighted average shares outstanding (b)	35.4	35.7	35.2	35.6

Earnings (loss) per share
Basic	$0.10	$0.41	$(14.24)	$(2.80)
Diluted (c)	$0.10	$0.41	$(14.24)	$(2.80)
__________
(a)For the three months ended June 30, 2025 and 2024, 0.1 million and 0.2 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding.
(b)For the six months ended June 30, 2025 and 2024, our number of diluted weighted average shares outstanding excludes the effect of non-vested stock as the effect would have been anti-dilutive. This occurs when a net loss is reported and the effect of using dilutive shares would be anti-dilutive. For the six months ended June 30, 2025 and 2024, 0.4 million non-vested stock awards, in each period, have an anti-dilutive effect and therefore have been excluded from the computation of diluted weighted average shares outstanding.
(c)Diluted earnings (loss) per share was computed using the treasury stock method for non-vested stock.

 5.    Other Current Assets

Other current assets consisted of:

	As of	As of
	June 30,	December 31,
	2025	2024
Sales and use taxes	$431	$187
Prepaid expenses (a)	175	162
Prepaid vehicle license and registration (a)	135	77
Other	203	236
Other current assets	$944	$662
__________
(a)For the year ended December 31, 2024, we reclassified $77 million of prepaid vehicle license and registration to conform to the current year presentation. This reclassification had no impact to other current assets.

 6.    Intangible Assets

Intangible assets consisted of:

	As of June 30, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$310	$250	$60	$306	$244	$62
Customer relationships	263	242	21	244	221	23
Other	59	54	5	52	47	5
Total	$632	$546	$86	$602	$512	$90
Unamortized Intangible Assets
Goodwill	$1,133			$1,071
Trademarks	$516			$511

For the three months ended June 30, 2025 and 2024, amortization expense related to amortizable intangible assets was approximately $5 million and $7 million, respectively. For the six months ended June 30, 2025 and 2024, amortization expense related to amortizable intangible assets was approximately $11 million and $15 million, respectively.

Based on our amortizable intangible assets as of June 30, 2025, we expect amortization expense of approximately $11 million for the remainder of 2025, $22 million for 2026, $17 million for 2027, $10 million for 2028, $8 million for 2029 and $8 million for 2030, excluding effects of currency exchange rates.

 7.    Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs are as follows:

	As of	As of
	June 30,	December 31,
	2025	2024
Rental vehicles	$23,060	$20,094
Less: Accumulated depreciation	(2,943)	(3,143)
	20,117	16,951
Vehicles held for sale	301	594
Vehicles, net investment in lease (a)	92	74
Vehicles, net	$20,510	$17,619
__________
(a)See Note 14 – Related Party Transactions.

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense	$657	$655	$1,350	$1,217
Lease charges	33	39	61	74
(Gain) loss on sale of vehicles, net (a)	(54)	39	280	78
Vehicle depreciation and lease charges, net	$636	$733	$1,691	$1,369
__________
(a)For the six months ended June 30, 2025, includes other fleet charges of $390 million related to the accelerated disposal of certain fleet in our Americas reportable segment. These costs relate to vehicles that were not included in the long-lived asset impairment and other related charges recorded in 2024.

As of June 30, 2025 and 2024, we had payables related to vehicle purchases included in liabilities under vehicle programs - other of $630 million and $573 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $137 million and $138 million, respectively.

 8.    Income Taxes

Our effective tax rate for the six months ended June 30, 2025 was a benefit of 24.6%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to foreign taxes on our International operations and state taxes.

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

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States, making permanent key provisions from the Tax Cuts and Jobs Act, including the full expensing of capital investments, while also modifying the international tax framework and reinstating favorable treatment for certain business tax items. The legislation has staggered effective dates from 2025 through 2027. We are currently evaluating its impact on our consolidated financial statements, including considerations for the quarter ending September 30, 2025, as a result of its enactment.

 9.    Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	June 30,	December 31,
	2025	2024
Short-term operating lease liabilities	$621	$628
Accounts payable	597	450
Accrued sales and use taxes	367	305
Accrued advertising and marketing	291	258
Public liability and property damage insurance liabilities – current	267	245
Deferred lease revenues - current	306	149
Accrued payroll and related	174	126
Accrued interest	153	180
Other	392	359
Accounts payable and other current liabilities	$3,168	$2,700

 10.    Long-term Corporate Debt and Borrowing Arrangements

Long-term debt and other borrowing arrangements consisted of:

		As of	As of
	Maturity	June 30,	December 31,
	Date	2025	2024
5.750% Senior Notes	July 2027	643	740
4.750% Senior Notes	April 2028	500	500
7.000% euro-denominated Senior Notes	February 2029	707	621
5.375% Senior Notes	March 2029	600	600
8.250% Senior Notes	January 2030	700	700
7.250% euro-denominated Senior Notes	July 2030	708	622
8.000% Senior Notes	February 2031	497	497
8.375% Senior Notes	June 2032	600	—
Floating Rate Term Loan (a)	August 2027	1,147	1,153
Other (b)		36	20
Deferred financing fees		(61)	(60)
Total		6,077	5,393
Less: Short-term debt and current portion of long-term debt		39	20
Long-term debt		$6,038	$5,373
__________
(a)The floating rate term loan is part of our senior revolving credit facility, which is secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property. As of June 30, 2025, the floating rate term loan due 2027 bears interest at one-month Secured Overnight Financing Rate (“SOFR”) plus 1.75%, for an aggregate rate of 6.19%. We have entered into a swap to hedge $750 million of interest rate exposure related to the floating rate term loan at an aggregate rate of 3.26%. In July 2025, we amended our floating rate term loan, extending its maturity date from August 2027 to July 2032 and increasing the interest rate to SOFR plus 2.50%. See Note 18 – Subsequent Event.
(b)Primarily includes finance leases, which are secured by liens on the related assets.

In February 2025, we borrowed $500 million under a floating rate term loan due December 2025, which was part of our senior revolving credit facilities. In June 2025, we fully repaid our outstanding borrowings under the floating rate term loan due 2025.

In May 2025, we issued $600 million of 8.375% Senior Notes due June 2032. Net proceeds were used to repay our floating rate term loan due 2025 and a portion of our 5.750% Senior Notes due July 2027, with the remaining proceeds being used to repay outstanding fleet debt and for general corporate purposes.

In June 2025, we redeemed $100 million of our outstanding 5.750% Senior Notes due July 2027.

Committed Credit Facilities and Available Funding Arrangements

As of June 30, 2025, the committed corporate credit facilities available to us and/or our subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2028 (a)	$2,000	$—	$1,597	$403
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

As of June 30, 2025, we have other uncommitted standby letter of credit facilities (“SBLC facilities”) with an additional letter of credit capacity of up to $463 million. As of June 30, 2025, letters of credit totaling $463 million have been issued on our SBLC facilities, which results in no remaining available capacity.

Debt Covenants

The agreements governing our indebtedness contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries, the incurrence of additional indebtedness and/or liens by us and certain of our subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. Our senior credit facility also contains a maximum leverage ratio requirement. As of June 30, 2025, we were in compliance with the financial covenants governing our indebtedness.

 11.    Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	June 30,	December 31,
	2025	2024
Americas - Debt due to Avis Budget Rental Car Funding (a)	$15,585	$14,143
Americas - Debt borrowings (b)	1,334	1,160
International - Debt borrowings	2,905	2,159
International - Finance leases	164	143
Other	—	8
Deferred financing fees (c)	(74)	(77)
Total	$19,914	$17,536
__________
(a)Includes approximately $855 million and $751 million of Class R notes as of June 30, 2025 and December 31, 2024, respectively, which are held by us.
(b)Includes our Repurchase Facility.
(c)Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of June 30, 2025 and December 31, 2024 were $58 million and $60 million, respectively.

The following table provides a summary of debt issued by Avis Budget Rental Car Funding during the six months ended June 30, 2025:

Issuance Date	Maturity Date	Weighted Average Interest Rate	Amount Issued
January 2025	August 2027	7.31%	$41
January 2025	April 2028	7.59%	75
January 2025	June 2028	7.31%	75
January 2025	December 2028	7.37%	72
January 2025	February 2029	7.52%	95
May 2025	August 2028	4.94%	250
May 2025	August 2030	5.26%	400
		5.95%	$1,008

We have a repurchase agreement (the “Repurchase Facility”), whereby we may sell our Class D notes issued by Avis Budget Rental Car Funding to the Repurchase Facility counterparty and repurchase such notes. Transactions under the Repurchase Facility currently have a one-month tenor and may be extended thereafter at our discretion. In March 2025, we extended the maturity of certain transactions under the Repurchase Facility from March 2025 to June 2025, and we simultaneously amended the interest rate on these transactions. Further, in June 2025, we extended the maturity of certain transactions under the Repurchase Facility to July 2025, and we simultaneously amended the interest rate on these transactions. As of June 30, 2025, $117 million was outstanding under the Repurchase Facility, which bears interest at a rate of 6.33%. As of June 30, 2025, we had $195 million of securities pledged as collateral for the Repurchase Facility, included within investment in Avis Budget Rental Car Funding (AESOP) LLC—related party on our Condensed Consolidated Balance Sheets.

Debt Maturities

The following table provides the contractual maturities of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, as of June 30, 2025:

Debt under Vehicle Programs (a)
Within 1 year (b)	$3,866
Between 1 and 2 years (c)	8,867
Between 2 and 3 years	2,959
Between 3 and 4 years (d)	2,976
Between 4 and 5 years	1,024
Thereafter	296
Total	$19,988
__________
(a)    Vehicle-backed debt primarily represents asset-backed securities.
(b)    Includes $0.7 billion of bank and bank-sponsored facilities. These short-term borrowings have a weighted average interest rate of 4.58% as of June 30, 2025.
(c)    Includes $5.2 billion of bank and bank-sponsored facilities.
(d)    Includes $0.1 billion of bank and bank-sponsored facilities.

Committed Credit Facilities and Available Funding Arrangements

The following table presents available funding under our debt arrangements related to our vehicle programs, including related party debt due to Avis Budget Rental Car Funding, as of June 30, 2025:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding	$16,625	$15,585	$1,040
Americas - Debt borrowings	1,614	1,334	280
International - Debt borrowings	3,275	2,905	370
International - Finance leases	164	164	—
Total	$21,678	$19,988	$1,690
__________
(a)Capacity is subject to maintaining sufficient assets to collateralize debt. The total capacity for Americas - Debt due to Avis Budget Rental Car Funding includes increases from our asset-backed variable-funding financing facilities. These facilities were most recently amended and restated in April 2025.
(b)The outstanding debt is collateralized by vehicles and related assets of $16.2 billion for Americas - Debt due to Avis Budget Rental Car Funding; $1.7 billion for Americas - Debt borrowings; $3.4 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants

The agreements under our vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of June 30, 2025, we are not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under our vehicle-backed funding programs.

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

In March 2023, the California Office of Tax Appeals (“OTA”) issued an opinion in a case involving notices of proposed assessment of California corporation franchise tax for tax year 1999 issued to us. The case involves whether (i) the notices of proposed assessment were barred by the statute of limitations; and (ii) a transaction undertaken by us in tax year 1999 constituted a tax-free reorganization under the Internal Revenue Code (“IRC”). The OTA concluded that the notices of proposed assessment were not barred by the statute of limitations and that the 1999 transaction was not a tax-free reorganization under the IRC. Anywhere Real Estate, Inc. has assumed 62.5%, and Wyndham Hotels and Resorts, Inc. and Travel + Leisure Co. have assumed 37.5% of the potential tax liability in this matter, respectively. We filed a petition for rehearing, which was denied in April 2024, and the tax assessment was paid in May 2025. We expect that judicial relief will be sought.

We are also named in litigation that is primarily related to the businesses of our former subsidiaries, including Realogy and Wyndham. We are entitled to indemnification from such entities for any liability resulting from such litigation.

In September 2014, Dawn Valli et al. v. Avis Budget Group Inc., et al. was filed in U.S. District Court for the District of New Jersey. The plaintiffs seek to represent a purported nationwide class of certain renters of vehicles from our Avis and Budget subsidiaries from September 30, 2008 through the present. The plaintiffs seek damages in connection with claims relating to alleged misrepresentations and omissions concerning charging customers for traffic infractions and related administrative fees. In October 2023, plaintiffs’ motion for class certification was denied as to their proposed nationwide class and granted as to a subclass, created at the Court’s discretion, of Avis Preferred and Budget Fastbreak members. We have been named as a defendant in other purported consumer class action lawsuits, including a class action filed against us in New Jersey seeking damages in connection with a breach of contract claim, which the Company intends to vigorously defend.

In April 2025, a shareholder filed a proposed securities class action, Shane Merriam v. Avis Budget Group, Inc., Joseph A. Ferraro, and Izilda P. Martins, in the United States District Court for the District of New Jersey. The plaintiff alleges under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 that the Company and its management made misrepresentations or omissions about the Company’s fleet strategy in 2024, causing the stock to decline when the Company announced its fourth quarter results in February 2025. In June 2025, a shareholder filed a substantially similar proposed securities class action in the United States District Court for the District of New Jersey, Barry O’Connor v. Avis Budget Group, Inc., Joseph A. Ferraro, Izilda P. Martins. The shareholders have proposed to consolidate the cases and serve as co-lead plaintiffs, and that application is pending before the Court. The Company intends to defend the claims vigorously. In June 2025, a shareholder filed a derivative suit in the United States District Court for the District of New Jersey, Andrew Jones v. Jagdeep Pahwa, Anu Hariharan, Bernardo Hees, Joseph Ferraro, Lynn Krominga, Glenn Lurie, Izilda Martins, and Karthik Sarma. The suit asserts breach of fiduciary duty and unjust enrichment claims in connection with the Company's fleet strategy in 2024. The Company is named as a nominal defendant. The director and officer defendants intend to vigorously defend the case.

We are currently involved, and in the future may be involved, in claims and/or legal proceedings, including class actions, and governmental inquiries that are incidental to our vehicle rental and car sharing operations, including, among others, contract and licensee disputes, competition matters, employment and wage-and-hour claims, insurance and liability claims, intellectual property claims, business practice disputes and other regulatory, environmental, commercial and tax matters. In addition, we are a defendant in a number of legal proceedings for personal injury arising from the operation of our vehicles.

Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable resolutions could occur. We estimate that the potential exposure resulting from adverse outcomes of current legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $40 million in excess of amounts accrued as of June 30, 2025. We do not believe that the impact should result in a material liability to us in relation to our consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

We maintain agreements with vehicle manufacturers under which we have agreed to purchase approximately $2.3 billion of vehicles from manufacturers over the next 12 months, a $4.0 billion decrease compared to December 31, 2024, financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations

Concentrations of credit risk as of June 30, 2025 include risks related to our repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers and primarily with respect to receivables for program cars that have been disposed of, but for which we have not yet received payment from the manufacturers.

 13.    Stockholders' Equity

Share Repurchases
Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023 (the “Stock Repurchase Program”). During the six months ended June 30, 2025 and 2024, we did not repurchase shares of common stock under the Stock Repurchase Program. As of June 30, 2025, approximately $757 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.

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

The components of other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$5	$15	$(499)	$(98)
Less: Net income attributable to non-controlling interests	1	1	2	2
Net income (loss) attributable to Avis Budget Group, Inc.	4	14	(501)	(100)

Other comprehensive income (loss), net of tax
Currency translation adjustments, net of tax of $30, $(3), $44 and $(8), respectively (a)	71	7	84	(45)
Net unrealized gain (loss) on cash flow hedges, net of tax of $1, $1, $4 and $(1), respectively	(5)	(3)	(11)	4
Minimum pension liability adjustment, net of tax of $0, in each period	1	1	2	2
	67	5	75	(39)
Total comprehensive income (loss) attributable to Avis Budget Group, Inc.	$71	$19	$(426)	$(139)
__________
(a)Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges (a)	Minimum Pension Liability Adjustment (b)	Accumulated Other Comprehensive Income (Loss)
Balance as of April 1, 2025	$(112)	$25	$(115)	$(202)
Other comprehensive income (loss) before reclassifications	71	(1)	—	70
Gross (gains) losses reclassified		(6)	2	(4)
Tax on (gains) losses reclassified		2	(1)	1
(Gains) losses reclassified from accumulated other comprehensive income (loss), net of tax	—	(4)	1	(3)
Net current-period other comprehensive income (loss)	71	(5)	1	67
Balance as of June 30, 2025	$(41)	$20	$(114)	$(135)

Balance as of April 1, 2024	$(55)	$44	$(129)	$(140)
Other comprehensive income (loss) before reclassifications	7	3	—	10
Gross (gains) losses reclassified		(7)	2	(5)
Tax on (gains) losses reclassified		1	(1)	—
(Gains) losses reclassified from accumulated other comprehensive income (loss), net of tax	—	(6)	1	(5)
Net current-period other comprehensive income (loss)	7	(3)	1	5
Balance as of June 30, 2024	$(48)	$41	$(128)	$(135)

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges (a)	Minimum Pension Liability Adjustment (b)	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2025	$(125)	$31	$(116)	$(210)
Other comprehensive income (loss) before reclassifications	84	(3)	—	81
Gross (gains) losses reclassified		(11)	3	(8)
Tax on (gains) losses reclassified		3	(1)	2
(Gains) losses reclassified from accumulated other comprehensive income (loss), net of tax	—	(8)	2	(6)
Net current-period other comprehensive income (loss)	84	(11)	2	75
Balance as of June 30, 2025	$(41)	$20	$(114)	$(135)

Balance as of January 1, 2024	$(3)	$37	$(130)	$(96)
Other comprehensive income (loss) before reclassifications	(45)	15	—	(30)
Gross (gains) losses reclassified		(14)	3	(11)
Tax on (gains) losses reclassified		3	(1)	2
(Gains) losses reclassified from accumulated other comprehensive income (loss), net of tax	—	(11)	2	(9)
Net current-period other comprehensive income (loss)	(45)	4	2	(39)
Balance as of June 30, 2024	$(48)	$41	$(128)	$(135)
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include $21 million gain, net of tax, as of June 30, 2025 related to our hedge of our investment in euro-denominated foreign operations (see Note 16 – Financial Instruments).
(a)Amounts reclassified to interest expense.
(b)Amounts reclassified to selling, general and administrative expenses.

 14.    Related Party Transactions

Avis Mobility Ventures LLC

Avis Mobility Ventures LLC (“AMV”) is our former subsidiary. We ceased to have a controlling interest in AMV in 2022, and as a result we deconsolidated AMV from our financial statements. Our proportional share of AMV’s income or loss is included within other (income) expense, net in our Condensed Consolidated Statements of Comprehensive Income. As of June 30, 2025, we own approximately 35% of AMV. We continue to provide vehicles, related fleet services, and certain administrative services to AMV to support their operations. The following tables provide amounts reported within our financial statements related to our equity method investment in AMV and these services.

The components of other (income) expense, net are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Income) expense for services to AMV, net	$4	$—	$8	$(2)
(Income) loss on equity method investment in AMV, net	1	2	3	5
Other (income) expense, net	$5	$2	$11	$3

The following table provides amounts reported within our Condensed Consolidated Balance Sheets related to AMV:

	As of	As of
	June 30,	December 31,
	2025	2024
Receivables from AMV (a)	$7	$3
Equity method investment in AMV (b)	25	28
Vehicles, net investment in lease with AMV (c)	92	74
__________
(a)Included within other current assets.
(b)Included within other non-current assets.
(c)Included within vehicles, net. See Note 7 – Vehicle Rental Activities.

SRS Mobility Ventures, LLC

SRS Mobility Ventures, LLC is an affiliate of our largest shareholder, SRS Investment Management, LLC. SRS Mobility Ventures, LLC obtained a controlling interest in AMV in 2022. As of June 30, 2025, they own approximately 65% of AMV.

 15.    Stock-Based Compensation

We recorded stock-based compensation expense of $6 million ($5 million, net of tax) and $6 million ($5 million, net of tax) during the three months ended June 30, 2025 and 2024, respectively. We recorded stock-based compensation expense of $12 million ($9 million, net of tax) and $13 million ($10 million, net of tax) during the six months ended June 30, 2025 and 2024, respectively.

As part of our declaration and payment of a special cash dividend in December 2023, we granted additional restricted stock units (“RSUs”) to our award holders with unvested shares as a dividend equivalent, which has been deferred until, and will not be paid unless, the shares of stock underlying the award vest.

The activity related to stock units consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding as of January 1, 2025	306	$143.25
Granted (a)	281	62.67
Vested (b)	(71)	155.36
Forfeited	(37)	110.82
Outstanding and expected to vest as of June 30, 2025 (c)	479	$96.70	1.4	$81
Performance-based RSUs
Outstanding as of January 1, 2025	315	$159.62
Granted (a)	428	62.64
Vested (b)	(61)	194.23
Forfeited	(124)	133.44
Outstanding as of June 30, 2025	558	$87.24	1.9	$94
Outstanding and expected to vest as of June 30, 2025 (c)	249	$70.14	1.9	$42
__________
(a)Reflects the maximum number of stock units assuming achievement of all time- and performance-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time- and performance-based RSUs granted during the six months ended June 30, 2024 was $113.10.
(b)The total fair value of time- and performance-based RSUs vested during the six months ended June 30, 2025 and 2024 was $23 million and $29 million, respectively.
(c)Aggregate unrecognized compensation expense related to time- and performance-based RSUs amounted to $44 million and will be recognized over a weighted average vesting period of 1.6 years.

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

Interest Rate Risk. We use various hedging strategies including interest rate swaps and interest rate caps to create what we deem an appropriate mix of fixed and floating rate assets and liabilities. We use interest rate swaps and interest rate caps to manage the risk related to our floating rate corporate debt and our floating rate vehicle-backed debt. We record the changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. We record the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, currently in earnings and are presented in the same line of the income statement expected for the hedged item. We estimate that approximately $17 million of gain currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.

Commodity Risk. We periodically enter into derivative commodity contracts to manage our exposure to changes in the price of fuel. These instruments were designated as freestanding derivatives and the changes in fair value are recorded in earnings and are presented in the same line of the income statement expected for the hedged item.

We held derivative instruments with absolute notional values as follows:

As of June 30, 2025
Foreign exchange contracts	$1,746
Interest rate caps (a)	9,828
Interest rate swaps	750
__________
(a)Represents $6.3 billion of interest rate caps sold and approximately $3.5 billion of interest rate caps purchased. These amounts exclude $3.1 billion of interest rate caps purchased by our Avis Budget Rental Car Funding subsidiary as it is not consolidated by us.

Estimated fair values (Level 2) of derivative instruments are as follows:

	As of June 30, 2025		As of December 31, 2024
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$26	$—	$41	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	20	6	5	10
Interest rate caps (c)	1	1	3	12
Total	$47	$7	$49	$22

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
(b)Included within other current assets or other current liabilities.
(c)Included within assets under vehicle programs or liabilities under vehicle programs.

The effects of financial instruments recognized in our Condensed Consolidated Financial Statements are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Financial instruments designated as hedging instruments (a)
Interest rate swaps (b)	$(5)	$(3)	$(11)	$4
Euro-denominated notes (c)	(87)	8	(128)	23
Financial instruments not designated as hedging instruments (d)
Foreign exchange contracts (e)	29	(6)	26	(19)
Total	$(63)	$(1)	$(113)	$8
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
(e)Primarily included within interest expense.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

	As of June 30, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$39	$39	$20	$20
Long-term debt	6,038	6,168	5,373	5,452

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$15,527	$15,709	$14,083	$14,154
Vehicle-backed debt	4,386	4,414	3,441	3,469
Interest rate swaps and interest rate caps (a)	1	1	12	12
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

transaction-related costs, net; legal matters, net, which primarily includes amounts recorded in excess of $5 million, related to unprecedented self-insurance reserves for allocated loss adjustment expense, class action lawsuits and personal injury matters; non-operational charges related to shareholder activist activity, which includes third-party advisory, legal and other professional fees; COVID-19 charges, net; cloud computing costs; other (income) expense, net; severe weather-related damages in excess of $5 million, net of insurance proceeds; and income taxes. In the first quarter of 2025, we revised our definition of Adjusted EBITDA to exclude other fleet charges. We did not revise prior years' Adjusted EBITDA amounts because there were no other charges similar in nature to these.

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

Provided below is information about our revenues, significant segment expenses, and reportable segment Adjusted EBITDA, together with a reconciliation of reportable segment Adjusted EBITDA to income (loss) before income taxes.

	Three Months Ended June 30,
	2025			2024
	Americas	International	Total	Americas	International	Total
Revenues	$2,332	$707	$3,039	$2,361	$687	$3,048

Significant segment expenses:
Operating (a)	1,169	329		1,187	320
Vehicle depreciation and lease charges, net	484	152		559	174
Selling, general and administrative	264	110		222	108
Vehicle interest, net	195	34		207	37
Reportable segment Adjusted EBITDA	$220	$82	$302	$186	$48	$234

Reconciliation of reportable segment Adjusted EBITDA to income before income taxes:
			2025			2024
Reportable segment Adjusted EBITDA			$302			$234
Non-vehicle related depreciation and amortization			60			61
Interest expense related to corporate debt, net:
Interest expense			4			—
Restructuring and other related charges			51			14
Transaction-related costs, net			—			1
Other (income) expense, net			5			2
Other segment expenses (b)			12			12
Corporate and other (c)			155			117
Income before income taxes			$15			$27
__________
(a)Excludes other segment expenses.
(b)Cloud computing costs and legal matters, net.
(c)Consists of unallocated corporate expenses not attributable to a particular reportable segment. For the three months ended June 30, 2025 and 2024, includes $106 million and $88 million of interest expense related to corporate debt, respectively.

	Six Months Ended June 30,
	2025			2024
	Americas	International	Total	Americas	International	Total
Revenues	$4,239	$1,230	$5,469	$4,354	$1,245	$5,599

Significant segment expenses:
Operating (a)	2,233	603		2,239	609
Vehicle depreciation and lease charges, net (b)	1,017	284		1,046	323
Selling, general and administrative	464	197		429	207
Vehicle interest, net	372	67		410	73
Reportable segment Adjusted EBITDA	$153	$79	$232	$230	$33	$263

Reconciliation of reportable segment Adjusted EBITDA to loss before income taxes:
			2025			2024
Reportable segment Adjusted EBITDA			$232			$263
Non-vehicle related depreciation and amortization			115			118
Interest expense related to corporate debt, net:
Interest expense			6			2
Other fleet charges			390			—
Restructuring and other related charges			73			17
Transaction-related costs, net			—			2
Other (income) expense, net			11			3
Other segment expenses (c)			13			9
Corporate and other (d)			286			227
Loss before income taxes			$(662)			$(115)
__________
(a)Excludes other segment expenses.
(b)For the six months ended June 30, 2025, excludes other fleet charges related to the accelerated disposal of certain fleet within our Americas reportable segment. These costs relate to vehicles that were not included in the long-lived asset impairment and other related charges recorded in 2024.
(c)Cloud computing costs and legal matters, net.
(d)Consists of unallocated corporate expenses not attributable to a particular reportable segment. For the six months ended June 30, 2025 and 2024, includes $201 million and $169 million of interest expense related to corporate debt, respectively.

Provided below is information about our segment assets.

	Americas	International	Unallocated Assets (a)	Total
Six Months Ended June 30, 2025
Property and equipment additions	$28	$14	$43	$85
As of June 30, 2025
Assets exclusive of assets under vehicle programs	6,788	3,040	329	10,157
Assets under vehicle programs	17,938	4,276	—	22,214
Net long-lived assets	1,451	803	192	2,446

Year Ended December 31, 2024
Property and equipment additions	$109	$40	$53	$202
As of December 31, 2024
Assets exclusive of assets under vehicle programs	6,785	2,539	344	9,668
Assets under vehicle programs	16,058	3,315	—	19,373
Net long-lived assets	1,474	733	162	2,369
__________
(a)Includes unallocated corporate assets which are not attributable to a particular reportable segment.

18.     Subsequent Event

In July 2025, we amended our floating rate term loan, extending its maturity date from August 2027 to July 2032 and increasing the interest rate to SOFR plus 2.50%.

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

OVERVIEW
Our Company

We operate three of the most globally recognized brands in mobility solutions, Avis, Budget and Zipcar, together with several other brands well recognized in their respective markets. We are a leading vehicle rental operator in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet of approximately 699,000 vehicles in second quarter 2025. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

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

Business and Trends

Our strategy continues to focus on transforming key parts of our business through technology, system enhancements and data, particularly with respect to customer experience, revenue generation and costs. Additionally, during the fourth quarter of our fiscal year ended December 31, 2024, we changed our fleet strategy with respect to United States and Canadian rental car vehicles, to accelerate certain fleet rotations in order to decrease the age of our fleet for competitive reasons. We believe our strategies will continue to strengthen our Company, maximize profitability, and deliver stakeholder value. During the three months ended June 30, 2025, we generated revenues of $3.0 billion, net income of $5 million and Adjusted EBITDA of $277 million. These results were primarily driven by sustained volume and decreased fleet costs, offset by decreased revenue per day.

We continue to be susceptible to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: interest rates, inflationary impact on items such as commodity prices and wages, cost of new vehicles, used car values, increases in the number of personal injury claims and cost per incident, and an economic downturn that may impact travel demand, all of which may be exacerbated by ongoing military conflicts, including in the Middle East and Eastern Europe. Additionally, uncertainty remains with respect to tariffs and tax regulations, and this uncertainty has had and may continue to have impacts on our operations. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, and future results of operations.

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

We assess performance and allocate resources based upon the separate financial information of our operating segments. We aggregate certain of our operating segments into our reportable segments. In identifying our reportable segments, we also consider the management structure of the organization, the nature of services provided by our operating segments, the geographical areas and economic characteristics in which the segments operate, and other relevant factors. Management evaluates the operating results of each of our reportable segments based upon revenues and Adjusted EBITDA, which we define as income (loss) from continuing operations before non-vehicle related depreciation and amortization; long-lived asset impairment and other related charges; other fleet charges; restructuring and other related charges; early extinguishment of debt costs; non-vehicle related interest; transaction-related costs, net; legal matters, net, which primarily includes amounts recorded in excess of $5 million, related to unprecedented self-insurance reserves for allocated loss adjustment expense, class action lawsuits and personal injury matters; non-operational charges related to shareholder activist activity, which includes third-party advisory, legal and other professional fees; COVID-19 charges, net; cloud computing costs; other (income) expense, net; severe weather-related damages in excess of $5 million, net of insurance proceeds; and income taxes. In the first quarter of 2025, we revised our definition of Adjusted EBITDA to exclude other fleet charges. We did not revise prior years' Adjusted EBITDA amounts because there were no other charges similar in nature to these.

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

During the six months ended June 30, 2025:

•Our revenues totaled $5.5 billion, a decrease of $130 million year-over-year, primarily due to decreased revenue per day and volume.
•Our net loss attributable to Avis Budget Group, Inc. was $501 million, representing an additional loss of $401 million year-over-year, primarily due to other fleet charges related to the accelerated disposal of certain fleet in our Americas reportable segment.
•Our Adjusted EBITDA was $184 million, representing a decrease of $42 million year-over-year.

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

Our condensed consolidated results of operations comprised of the following:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues	$3,039	$3,048	$(9)	—%

Expenses
Operating	1,526	1,532	(6)	—%
Vehicle depreciation and lease charges, net	636	733	(97)	(13%)
Selling, general and administrative	396	348	48	14%
Vehicle interest, net	229	244	(15)	(6%)
Non-vehicle related depreciation and amortization	60	58	2	3%
Interest expense related to corporate debt, net:
Interest expense	110	88	22	25%
Early extinguishment of debt	3	1	2	n/m
Restructuring and other related charges	59	14	45	n/m
Transaction-related costs, net	—	1	(1)	n/m
Other (income) expense, net	5	2	3	n/m
Total expenses	3,024	3,021	3	—%

Income before income taxes	15	27	(12)	(44%)
Provision for income taxes	10	12	(2)	(17%)
Net income	5	15	(10)	(67%)
Less: Net income attributable to non-controlling interests	1	1	—	—%
Net income attributable to Avis Budget Group, Inc.	$4	$14	(10)	(71%)
___________
n/m - Not Meaningful

Revenues decreased $9 million during the three months ended June 30, 2025 compared to the similar period in 2024, primarily due to a 1% decrease in revenue per day, excluding exchange rate effects, partially offset by a $24 million positive impact from currency exchange rate movements. Total expenses during the three months ended June 30, 2025 were consistent with the similar period in 2024. Our effective tax rates were a provision of 66.7% and 44.4% for the three months ended June 30, 2025 and 2024, respectively. As a result of these items, our net income attributable to Avis Budget Group, Inc. decreased by $10 million compared to the similar period in 2024. For the three months ended June 30, 2025 and 2024, we reported diluted earnings per share of $0.10 and $0.41, respectively.

Operating expenses were 50.2% of revenue during the three months ended June 30, 2025 compared to 50.3% during the similar period in 2024. Vehicle depreciation and lease charges decreased to 20.9% of revenue during the three months ended June 30, 2025 compared to 24.0% during the similar period in 2024, primarily due to decreased per-unit fleet costs, excluding exchange rate effects, driven by an increase in the gain on sale of vehicles. Selling, general and administrative costs increased to 13.0% of revenue during the three months ended June 30, 2025 compared to 11.4% during the similar period in 2024, primarily due to increased commissions and marketing costs. Vehicle interest costs decreased to 7.6% of revenue during the three months ended June 30, 2025, compared to 8.0% during the similar period in 2024, primarily due to decreased fleet levels and interest rates.

Following is a more detailed discussion of the results of each of our reportable segments and corporate and other, together with a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,
	2025		2024
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$2,332	$220	$2,361	$186
International	707	82	687	48
Corporate and other (a)	—	(25)	—	(20)
Total Company	$3,039	$277	$3,048	$214

Reconciliation of net income to Adjusted EBITDA:
		2025		2024
Net income		$5		$15
Provision for income taxes		10		12
Income before income taxes		15		27
Non-vehicle related depreciation and amortization		60		58
Interest expense related to corporate debt, net:
Interest expense		110		88
Early extinguishment of debt		3		1
Restructuring and other related charges		59		14
Transaction-related costs, net		—		1
Other (income) expense, net (b)		5		2
Legal matters, net (c)		12		12
Cloud computing costs (d)		13		11
Adjusted EBITDA		$277		$214
__________
(a)Includes unallocated corporate expenses which are not attributable to a particular segment.
(b)Primarily consists of gains or losses related to our equity method investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.
(c)Consists of $1 million reported within selling, general, and administrative expenses for the three months ended June 30, 2025 and $11 million and $12 million reported within operating expenses for the three months ended June 30, 2025 and 2024, respectively.
(d)Reported within operating expenses.

Americas

	Three Months Ended June 30,
	2025	2024	% Change
Revenues	$2,332	$2,361	(1%)
Adjusted EBITDA	220	186	18%

Revenues decreased during the three months ended June 30, 2025 compared to the similar period in 2024, primarily due to a 2% decrease in revenue per day, excluding exchange rate effects, and a $1 million negative impact from currency exchange rate movements, offset by a 1% increase in volume.

Operating expenses were 50.6% of revenue during the three months ended June 30, 2025 compared to 50.4% during the similar period in 2024. Vehicle depreciation and lease charges decreased to 20.8% of revenue during the three months ended June 30, 2025 compared to 23.7% during the similar period in 2024, primarily due to decreased per-unit fleet costs, excluding exchange rate effects, driven by an increase in the gain on sale of vehicles. Selling, general and administrative costs increased to 11.3% of revenue during the three months ended June 30, 2025 compared to 9.4% during the similar period in 2024, primarily due to increased commissions and marketing costs. Vehicle interest costs decreased to 8.4% of revenue during the three months ended June 30, 2025 compared to 8.8% during the similar period in 2024, primarily due to decreased interest rates.

Adjusted EBITDA increased during the three months ended June 30, 2025 compared to the similar period in 2024, primarily due to lower per-unit fleet costs and a $1 million positive impact from currency exchange rate movements.

International

	Three Months Ended June 30,
	2025	2024	% Change
Revenues	$707	$687	3%
Adjusted EBITDA	82	48	71%
Revenues increased during the three months ended June 30, 2025, compared to the similar period in 2024, primarily due to a 3% increase in revenue per day, excluding exchange rate effects, and a $25 million positive impact from currency exchange rate movements, partially offset by a 4% decrease in volume.

Operating expenses decreased to 46.7% of revenue during the three months ended June 30, 2025 compared to 48.0% during the similar period in 2024, primarily due to an increase in revenue per day, excluding exchange rate effects, offset by sustained costs. Vehicle depreciation and lease charges decreased to 21.4% of revenue during the three months ended June 30, 2025 compared to 25.2% during the similar period in 2024, primarily due to decreased per-unit fleet costs, excluding exchange rate effects, driven by decreased fleet levels, partially offset by a decrease in the gain on sale of vehicles. Selling, general and administrative costs decreased to 15.5% of revenue during the three months ended June 30, 2025 compared to 15.8% during the similar period in 2024 primarily due to decreased commissions, partially offset by an increase in marketing costs and other selling, general and administrative costs. Vehicle interest costs decreased to 4.9% of revenue during the three months ended June 30, 2025 compared to 5.5% during the similar period in 2024, primarily due to decreased fleet levels and interest rates.

Adjusted EBITDA increased during the three months ended June 30, 2025 compared to the similar period in 2024, primarily due to lower per-unit fleet costs and a $4 million positive impact from currency exchange rate movements.

Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024
Our condensed consolidated results of operations comprised of the following:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues	$5,469	$5,599	$(130)	(2%)

Expenses
Operating	2,879	2,876	3	—%
Vehicle depreciation and lease charges, net	1,691	1,369	322	24%
Selling, general and administrative	704	673	31	5%
Vehicle interest, net	439	483	(44)	(9%)
Non-vehicle related depreciation and amortization	116	119	(3)	(3%)
Interest expense related to corporate debt, net:
Interest expense	207	171	36	21%
Early extinguishment of debt	3	1	2	n/m
Restructuring and other related charges	81	17	64	n/m
Transaction-related costs, net	—	2	(2)	n/m
Other (income) expense, net	11	3	8	n/m
Total expenses	6,131	5,714	417	7%

Loss before income taxes	(662)	(115)	(547)	n/m
Benefit from income taxes	(163)	(17)	(146)	n/m
Net loss	(499)	(98)	(401)	n/m
Less: Net income attributable to non-controlling interests	2	2	—	0%
Net loss attributable to Avis Budget Group, Inc.	$(501)	$(100)	$(401)	n/m
__________
n/m - Not Meaningful

Revenues decreased $130 million or 2% during the six months ended June 30, 2025 compared to the similar period in 2024, primarily due to a 2% decrease in revenue per day, excluding exchange rate effects and a 1% decrease in volume, partially offset by a $1 million positive impact from currency exchange rate movements. Total expenses increased 7% during the six months ended June 30, 2025, compared to the similar period in 2024, primarily due to fleet costs. Our effective tax rates were a benefit of 24.6% and 14.8% for the six months ended June 30, 2025 and 2024, respectively. As a result of these items, our net loss attributable to Avis Budget Group, Inc. resulted in an additional loss of $401 million compared to the similar period in 2024. For the six months ended June 30, 2025 and 2024, we reported diluted loss per share of $14.24 and $2.80, respectively.

Operating expenses increased to 52.6% of revenue during the six months ended June 30, 2025 compared to 51.4% during the similar period in 2024, primarily due to a decrease in revenue per day, excluding exchange rate effects, and sustained costs. Vehicle depreciation and lease charges increased to 30.9% of revenue during the six months ended June 30, 2025 compared to 24.4% during the similar period in 2024, primarily due to other fleet charges related to the accelerated disposal of certain fleet in our Americas reportable segment. Selling, general and administrative costs increased to 12.9% of revenue during the six months ended June 30, 2025, compared to 12.0% during the similar period in 2024, primarily due to increased commissions and marketing costs. Vehicle interest costs decreased to 8.0% of revenue during the six months ended June 30, 2025 compared to 8.6% during the similar period in 2024, primarily due to decreased fleet levels and interest rates.

Following is a more detailed discussion of the results of each of our reportable segments and corporate and other, together with a reconciliation of net loss to Adjusted EBITDA:

	Six Months Ended June 30,
	2025		2024
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$4,239	$153	$4,354	$230
International	1,230	79	1,245	33
Corporate and other (a)	—	(48)	—	(37)
Total Company	$5,469	$184	$5,599	$226

Reconciliation of net loss to Adjusted EBITDA:
		2025		2024
Net loss		$(499)		$(98)
Benefit from income taxes		(163)		(17)
Loss before income taxes		(662)		(115)
Non-vehicle related depreciation and amortization		116		119
Interest expense related to corporate debt, net:
Interest expense		207		171
Early extinguishment of debt		3		1
Other fleet charges (b)		390		—
Restructuring and other related charges		81		17
Transaction-related costs, net		—		2
Other (income) expense, net (c)		11		3
Legal matters, net (d)		13		7
Cloud computing costs (e)		25		21
Adjusted EBITDA		$184		$226
__________
(a)Includes unallocated corporate expenses which are not attributable to a particular segment.
(b)Costs reported within vehicle depreciation and lease charges, net related to the accelerated disposal of certain fleet in our Americas reportable segment. These costs relate to vehicles that were not included in the long-lived asset impairment and other related charges recorded in 2024.
(c)Primarily consists of gains or losses related to our equity method investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.
(d)Consists of $2 million reported within selling, general and administrative expenses for the six months ended June 30, 2025 and $11 million and $7 million reported within operating expenses for the six months ended June 30, 2025 and 2024, respectively.
(e)Reported within operating expenses.

Americas

	Six Months Ended June 30,
	2025	2024	% Change
Revenues	$4,239	$4,354	(3%)
Adjusted EBITDA	153	230	(33%)

Revenues decreased during the six months ended June 30, 2025 compared to the similar period in 2024, primarily due to a 3% decrease in revenue per day and a $5 million negative impact from currency exchange rate movements, partially offset by sustained volume.

Operating expenses increased to 52.9% of revenue during the six months ended June 30, 2025 compared to 51.4% during the similar period in 2024, primarily due to a decrease in revenue per day, excluding exchange rate effects, and sustained costs. Vehicle depreciation and lease charges increased to 33.2% of revenue during the six months ended June 30, 2025 compared to 24.0% during the similar period in 2024, primarily due to other fleet charges related to the accelerated disposal of certain fleet. Selling, general and administrative costs were approximately 10.9% of revenue during the six months ended June 30, 2025 compared to 9.8% during the similar period in 2024, primarily due to increased commissions and marketing costs. Vehicle interest costs decreased to 8.8% of revenue during the six months ended June 30, 2025 compared to 9.4% during the similar period in 2024, primarily due to decreased fleet levels and interest rates.

Adjusted EBITDA decreased during the six months ended June 30, 2025 compared to the similar period in 2024, primarily due to decreased revenue per day and other fleet charges related to the accelerated disposal of certain fleet, partially offset by approximately $1 million positive impact from currency exchange rate movements.

International

	Six Months Ended June 30,
	2025	2024	% Change
Revenues	$1,230	$1,245	(1%)
Adjusted EBITDA	79	33	139%

Revenues decreased during the six months ended June 30, 2025 compared to the similar period in 2024, primarily due to a 4% decrease in volume, partially offset by a $6 million positive impact from currency exchange rate movements and a 2% increase in revenue per day, excluding exchange rate effects.
Operating expenses decreased to 49.2% of revenue during the six months ended June 30, 2025 compared to 49.8% during the similar period in 2024, primarily due to a decrease in volume, partially offset by an increase in revenue per day, excluding exchange rate effects. Vehicle depreciation and lease charges decreased to 23.0% of revenue during the six months ended June 30, 2025 compared to 25.9% during the similar period in 2024, primarily due to decreased per-unit fleet costs, excluding exchange rate effects, driven by decreased fleet levels. Selling, general and administrative costs decreased to 16.0% of revenue during the six months ended June 30, 2025 compared to 16.7% during the similar period in 2024, primarily due to a decrease in marketing costs and commissions. Vehicle interest costs decreased to 5.5% of revenue during the six months ended June 30, 2025 compared to 5.9% during the similar period in 2024, primarily due to decreased fleet levels and interest rates.

Adjusted EBITDA increased during the six months ended June 30, 2025 compared to the similar period in 2024, primarily due to lower per-unit fleet costs and approximately $4 million positive impact from currency exchange rate movements.

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
FINANCIAL CONDITION

	June 30, 2025	December 31, 2024	$ Change
Total assets exclusive of assets under vehicle programs	$10,157	$9,668	$489
Total liabilities exclusive of liabilities under vehicle programs	12,393	11,047	1,346
Assets under vehicle programs	22,214	19,373	2,841
Liabilities under vehicle programs	22,711	20,311	2,400
Total stockholders’ equity	(2,733)	(2,317)	(416)

The increase in total liabilities exclusive of liabilities under vehicle programs is primarily due to the increase in corporate indebtedness from the issuance of Senior Notes due June 2032. See “Liquidity and Capital Resources,” and Note 10 – Long-term Corporate Debt and Borrowing Arrangements to our Condensed Consolidated Financial Statements. The increases in both assets under vehicle programs and liabilities under vehicle programs is primarily due to the increase in the cost of our rental fleet. The decrease in total stockholders’ equity is primarily due to our net loss.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

In February 2025, we borrowed $500 million under a floating rate term loan due December 2025, which is part of our senior revolving credit facilities. The proceeds were primarily used to pay down fleet indebtedness. In June 2025, we fully repaid our outstanding borrowings under the floating rate term loan due 2025.

In April 2025, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary amended and extended its asset-backed variable-funding financing facilities to increase its capacity. The proceeds from these borrowings were used to repay maturing vehicle-backed debt and the acquisition of rental cars in the United States.

In May 2025, we issued $600 million of 8.375% Senior Notes due June 2032. Net proceeds were used to repay our floating rate term loan due 2025 and a portion of our 5.750% Senior Notes due July 2027, with the remaining proceeds being used to repay outstanding fleet debt and for general corporate purposes.

In June 2025, we redeemed $100 million of our outstanding 5.750% Senior Notes due July 2027.

In July 2025, we amended our floating rate term loan, extending its maturity date from August 2027 to July 2032 and increasing the interest rate to SOFR plus 2.50%.

During 2025, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued approximately $1,008 million of asset-backed notes with expected final payment dates ranging from August 2027 to August 2030 and a weighted average interest rate of 5.95%. The proceeds from these borrowings were used to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States.

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded most recently in February 2023 (the “Stock Repurchase Program”). Our stock repurchases may occur through open market purchases, privately negotiated transactions or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restricted payment capacity under our debt instruments and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time without prior notice. The Stock Repurchase Program has no set expiration or termination date. During the six months ended June 30, 2025, we did not repurchase shares of common stock under the Stock Repurchase Program. As of June 30, 2025, approximately $757 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.

CASH FLOWS

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2025	2024	$ Change
Cash provided by (used in):
Operating activities	$1,456	$1,473	$(17)
Investing activities	(3,956)	(2,555)	(1,401)
Financing activities	2,471	1,036	1,435
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	35	(15)	50
Net change in cash and cash equivalents, program and restricted cash	6	(61)	67
Cash and cash equivalents, program and restricted cash, beginning of period	597	644	(47)
Cash and cash equivalents, program and restricted cash, end of period	$603	$583	$20

Cash provided by operating activities during the six months ended June 30, 2025 is consistent with the similar period in 2024.

Cash used in investing activities during the six months ended June 30, 2025 increased when compared with the similar period in 2024, primarily due to the increase in our investment in vehicles.

Cash provided by financing activities during the six months ended June 30, 2025 increased when compared with the similar period in 2024, primarily due to the increase in our borrowings under vehicle programs.

DEBT AND FINANCING ARRANGEMENTS

As of June 30, 2025, we had approximately $26.0 billion of indebtedness, including corporate indebtedness of approximately $6.1 billion and debt under vehicle programs of approximately $19.9 billion. For information regarding our debt and borrowing arrangements, see Note 1 – Basis of Presentation, Note 10 – Long-term Corporate Debt and Borrowing Arrangements and Note 11 – Debt Under Vehicle Programs and Borrowing Arrangements to our Condensed Consolidated Financial Statements.

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

As of June 30, 2025, we had $541 million of available cash and cash equivalents and access to $403 million of available borrowing capacity under our revolving credit facility, providing us with access to approximately $944 million of total liquidity.

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the consolidated first lien leverage ratio requirement and other covenants associated with our senior credit facilities and other borrowings. As of June 30, 2025, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2024 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2024 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $4.0 billion from December 31, 2024, to approximately $2.3 billion as of June 30, 2025 due to existing fleet levels. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Note 10 – Long-term Corporate Debt and Borrowing Arrangements and Note 11 – Debt Under Vehicle Programs and Borrowing Arrangements to our Condensed Consolidated Financial Statements.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and fuel prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used June 30, 2025 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded fuel. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded fuel would not have a material impact on our earnings for the period ended June 30, 2025. For additional information regarding our long-term borrowings and financial instruments, see Note 10 – Long-term Corporate Debt and Borrowing Arrangements, Note 11 – Debt Under Vehicle Programs and Borrowing Arrangements and Note 16 – Financial Instruments to our Condensed Consolidated Financial Statements.

Item 4.    Controls and Procedures

(a)Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

(b)Changes in Internal Control Over Financial Reporting. During the second quarter of 2025, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

During the quarter ended June 30, 2025, we had no material developments to report with respect to our risk factors. For additional information regarding our risk factors, please refer to our 2024 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023 (the “Stock Repurchase Program”). Under our Stock Repurchase Program, we may repurchase shares from time to time in open market transactions, and may also repurchase shares in accelerated share repurchases, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of repurchase transactions is determined by management based on our evaluation of market conditions, our share price, legal requirements, restricted payment capacity under our debt instruments and other factors. The Stock Repurchase Program may be suspended, modified or discontinued without prior notice. During the second quarter of 2025, no common stock repurchases were made under the Stock Repurchase Program. As of June 30, 2025, approximately $757 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.

Item 5.    Other Information

During the quarter ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

See Exhibit Index commencing on page 47 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date:	July 30, 2025	/s/ CATHLEEN DEGENOVA
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
4.1
Indenture, dated as of May 19, 2025, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., together as issuers, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated May 19, 2025).

10.1
Second Amended and Restated Series 2023-1 Supplement, dated as of April 9, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-1 Agent.

10.2
Second Amended and Restated Series 2023-7 Supplement, dated as of April 9, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-7 Agent.

10.3
Supplemental Indenture No. 5, dated as of April 22, 2025, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004.

10.4
Sixth Amendment, dated as of April 22, 2025, among AESOP Leasing L.P., as Lessor, Avis Budget Car Rental, LLC, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, LLC, as Lessee, and Budget Rent A Car System, Inc., as Lessee, to the Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004.

10.5
Second Amendment, dated as of April 30, 2025, to Sixth Amended and Restated Series 2010-6 Supplement, dated as of March 4, 2024, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2010-6 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 6, 2025).

10.6
Second Amendment, dated as of April 30, 2025, to Fourth Amended and Restated Series 2015-3 Supplement, dated as of March 4, 2024, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2015-3 Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 6, 2025).

10.7
First Amendment, dated May 6, 2025, to the Fourth Cooperation Agreement, dated as of December 23, 2022, by and among Avis Budget Group, Inc., SRS Investment Management, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 6, 2025).

10.8
Series 2025-1 Supplement, dated as of May 28, 2025, between Avis Budget Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2025-1 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 2, 2025).

10.9
Series 2025-2 Supplement, dated as of May 28, 2025, between Avis Budget Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2025-2 Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 2, 2025).

10.10	Offer Letter dated June 7, 2025 between Daniel Cunha and Avis Budget Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 9, 2025).†
10.11
Second Amended and Restated Series 2023-4 Supplement, dated as of June 10, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-4 Agent.

10.12
Second Amended and Restated Series 2023-6 Supplement, dated as of June 10, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-6 Agent.

10.13
Second Amended and Restated Series 2023-8 Supplement, dated as of June 10, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-8 Agent.

31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
____________________

†	Denotes management contract or compensatory plan.