Form 10-Q
period 2025-09-30
AVIS BUDGET GROUP, INC.
filed 2025-10-28
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

As of October 22, 2025, the number of shares outstanding of the registrant’s common stock was 35,196,992.

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

•a change in our fleet costs, including as a result of a change in the cost of new vehicles, resulting from inflation, trade disputes, tariffs or otherwise, manufacturer recalls, disruption in the supply of new vehicles, including due to labor actions, trade disputes, tariffs or otherwise, shortages in semiconductors and/or other parts used in new vehicle production, and/or a change in the price at which we dispose of used vehicles either in the used vehicle market or under repurchase or guaranteed depreciation programs;

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Avis Budget Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$3,519	$3,480	$8,988	$9,079

Expenses
Operating	1,513	1,575	4,392	4,451
Vehicle depreciation and lease charges, net	678	806	2,369	2,175
Selling, general and administrative	422	367	1,126	1,040
Vehicle interest, net	248	241	687	724
Non-vehicle related depreciation and amortization	58	58	174	177
Interest expense related to corporate debt, net:
Interest expense	109	95	316	266
Early extinguishment of debt	3	—	6	1
Restructuring and other related charges	13	6	94	23
Transaction-related costs, net	—	—	—	2
Other (income) expense, net	2	3	13	6
Total expenses	3,046	3,151	9,177	8,865

Income (loss) before income taxes	473	329	(189)	214
Provision for (benefit from) income taxes	113	91	(50)	74
Net income (loss)	360	238	(139)	140
Less: Net income attributable to non-controlling interests	1	1	3	3
Net income (loss) attributable to Avis Budget Group, Inc.	$359	$237	$(142)	$137

Comprehensive income (loss) attributable to Avis Budget Group, Inc.	$341	$260	$(85)	$121

Earnings (loss) per share
Basic	$10.22	$6.67	$(4.02)	$3.86
Diluted	$10.11	$6.65	$(4.02)	$3.84

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$564	$534
Receivables, net	859	838
Other current assets	812	662
Total current assets	2,235	2,034

Property and equipment, net	710	697
Operating lease right-of-use assets	3,222	3,057
Deferred income taxes	2,487	1,786
Goodwill	1,127	1,071
Other intangibles, net	594	601
Other non-current assets	405	422
Total assets exclusive of assets under vehicle programs	10,780	9,668

Assets under vehicle programs:
Program cash	71	60
Vehicles, net	19,640	17,619
Receivables from vehicle manufacturers and other	579	386
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	1,448	1,308
	21,738	19,373
Total assets	$32,518	$29,041

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$3,127	$2,700
Short-term debt and current portion of long-term debt	38	20
Total current liabilities	3,165	2,720

Long-term debt	6,020	5,373
Long-term operating lease liabilities	2,619	2,484
Other non-current liabilities	499	470
Total liabilities exclusive of liabilities under vehicle programs	12,303	11,047

Liabilities under vehicle programs:
Debt	4,368	3,453
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	14,894	14,083
Deferred income taxes	2,982	2,442
Other	345	333
	22,589	20,311
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, in each period	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, in each period	1	1
Additional paid-in capital	6,623	6,620
Retained earnings	1,886	2,029
Accumulated other comprehensive loss	(153)	(210)
Treasury stock, at cost—102 shares, in each period	(10,756)	(10,767)
Stockholders’ equity attributable to Avis Budget Group, Inc.	(2,399)	(2,327)
Non-controlling interests	25	10
Total stockholders’ equity	(2,374)	(2,317)
Total liabilities and stockholders’ equity	$32,518	$29,041

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income (loss)	$(139)	$140
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Vehicle depreciation	2,025	1,940
Amortization of right-of-use assets	810	831
(Gain) loss on sale of vehicles, net	249	120
Vehicle related reserves	263	330
Non-vehicle related depreciation and amortization	174	177
Stock-based compensation	16	14
Amortization of debt financing fees	39	36
Early extinguishment of debt costs	6	1
Net change in assets and liabilities:
Receivables	20	(62)
Income taxes and deferred income taxes	(152)	38
Accounts payable and other current liabilities	292	57
Operating lease liabilities	(812)	(822)
Other, net	68	(54)
Net cash provided by operating activities	2,859	2,746

Investing activities
Property and equipment additions	(136)	(135)
Proceeds received on asset sales	2	2
Net assets acquired (net of cash acquired)	—	(3)
Other, net	—	12
Net cash used in investing activities exclusive of vehicle programs	(134)	(124)

Vehicle programs:
Investment in vehicles	(11,586)	(8,153)
Proceeds received on disposition of vehicles	7,206	5,653
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(808)	(668)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	668	596
	(4,520)	(2,572)
Net cash used in investing activities	(4,654)	(2,696)

Avis Budget Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Financing activities
Proceeds from long-term borrowings	$1,579	$1,569
Payments on long-term borrowings	(1,105)	(396)
Repurchases of common stock	(4)	(25)
Debt financing fees	(15)	(27)
Contributions from non-controlling interests	12	—
Net cash provided by financing activities exclusive of vehicle programs	467	1,121

Vehicle programs:
Proceeds from borrowings	19,360	16,536
Payments on borrowings	(17,996)	(17,657)
Debt financing fees	(24)	(43)
	1,340	(1,164)
Net cash provided by (used in) financing activities	1,807	(43)

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	30	(2)

Net increase in cash and cash equivalents, program and restricted cash	42	5
Cash and cash equivalents, program and restricted cash, beginning of period	597	644
Cash and cash equivalents, program and restricted cash, end of period	$639	$649
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of June 30, 2025	137.1	$1	$6,618	$1,528	$(135)	(101.9)	$(10,757)	$(2,745)	$12	$(2,733)
Comprehensive income (loss):
Net income (loss)	—	—	—	359	—	—	—	359	1	360
Other comprehensive income (loss)	—	—	—	—	(18)	—	—	(18)	—	(18)
Total comprehensive income (loss)				359	(18)			341	1	342
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	12	12
Net activity related to restricted stock units	—	—	5	(1)	—	—	1	5	—	5
Balance as of September 30, 2025	137.1	$1	$6,623	$1,886	$(153)	(101.9)	$(10,756)	$(2,399)	$25	$(2,374)

Balance as of June 30, 2024	137.1	$1	$6,616	$3,751	$(135)	(101.4)	$(10,723)	$(490)	$8	$(482)
Comprehensive income (loss):
Net income (loss)	—	—	—	237	—	—	—	237	1	238
Other comprehensive income (loss)	—	—	—	—	23	—	—	23	—	23
Total comprehensive income (loss)				237	23			260	1	261
Net activity related to restricted stock units	—	—	(1)	—	—	—	1	—	—	—
Repurchases of common stock	—	—	—	—	—	(0.1)	(8)	(8)	—	(8)
Balance as of September 30, 2024	137.1	$1	$6,615	$3,988	$(112)	(101.5)	$(10,730)	$(238)	$9	$(229)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of December 31, 2024	137.1	$1	$6,620	$2,029	$(210)	(102.0)	$(10,767)	$(2,327)	$10	$(2,317)
Comprehensive income (loss):
Net income (loss)	—	—	—	(142)	—	—	—	(142)	3	(139)
Other comprehensive income (loss)	—	—	—	—	57	—	—	57	—	57
Total comprehensive income (loss)				(142)	57			(85)	3	(82)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	12	12
Net activity related to restricted stock units	—	—	3	(1)	—	0.1	11	13	—	13
Balance as of September 30, 2025	137.1	$1	$6,623	$1,886	$(153)	(101.9)	$(10,756)	$(2,399)	$25	$(2,374)

Balance as of December 31, 2023	137.1	$1	$6,634	$3,854	$(96)	(101.6)	$(10,742)	$(349)	$6	$(343)
Comprehensive income (loss):
Net income (loss)	—	—	—	137	—	—	—	137	3	140
Other comprehensive income (loss)	—	—	—	—	(16)	—	—	(16)	—	(16)
Total comprehensive income (loss)				137	(16)			121	3	124
Net activity related to restricted stock units	—	—	(19)	(3)	—	0.2	20	(2)	—	(2)
Repurchases of common stock	—	—	—	—	—	(0.1)	(8)	(8)	—	(8)
Balance as of September 30, 2024	137.1	$1	$6,615	$3,988	$(112)	(101.5)	$(10,730)	$(238)	$9	$(229)

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

The operating results of acquired businesses are included in the accompanying Condensed Consolidated Financial Statements from the dates of acquisition. We consolidate joint venture activities when we have a controlling interest and record non-controlling interests within stockholders’ equity and the statement of comprehensive income equal to the percentage of ownership interest retained in such entities by the respective non-controlling party. On September 30, 2025, we received a contribution of $12 million from a non-controlling interest party in exchange for approximately 17% in a new joint venture which is consolidated by the Company.

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

	As of September 30,
	2025	2024
Cash and cash equivalents	$564	$602
Program cash	71	44
Restricted cash (a)	4	3
Total cash and cash equivalents, program and restricted cash	$639	$649
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

Investments. As of September 30, 2025 and December 31, 2024, we had equity method investments with a carrying value of $122 million and $100 million, respectively, which are included in other non-current assets. Earnings from our equity method investments are included within operating expenses. For the three months ended September 30, 2025 and 2024, we recorded income of $9 million and $7 million related to our equity method investments, respectively. For the nine months ended September 30, 2025 and 2024, we recorded income of $14 million and $13 million related to our equity method investments, respectively. In July 2024, we received a $7 million dividend from our equity method investment in our Greece licensee. See Note 14 – Related Party Transactions for our equity method investment in AMV.

Revenues. Revenues are recognized under Leases (Topic 842), with the exception of royalty fee revenue derived from our licensees and revenue related to our customer loyalty program, which were approximately $61 million and $88 million during the three months ended September 30, 2025 and 2024, respectively, and $156 million and $184 million during the nine months ended September 30, 2025 and 2024, respectively.

The following table presents our revenues disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Americas	$2,621	$2,640	$6,860	$6,994
Europe, Middle East and Africa	742	689	1,667	1,615
Asia and Australasia	156	151	461	470
Total revenues	$3,519	$3,480	$8,988	$9,079

The following table presents our revenues disaggregated by brand:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Avis	$1,999	$2,011	$5,089	$5,218
Budget	1,328	1,263	3,346	3,301
Other (a)	192	206	553	560
Total revenues	$3,519	$3,480	$8,988	$9,079
__________
(a)Other includes Zipcar and other operating brands.

Reclassification

We reclassified certain items within operating activities on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 to conform to the current year presentation. These reclassifications had no impact on reported net cash provided by operating activities.

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

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, “Targeted Improvements to the Accounting for Internal-Use Software,” which amends Topic 350 primarily to modernize the accounting for software costs. The amendments are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period. A prospective, modified or retrospective transition approach is permitted. ASU 2025-06 becomes effective for us on an interim basis beginning on January 1, 2028. We are currently evaluating the impact of the adoption of this accounting pronouncement.

 2.    Leases

Lessor

The following table presents our lease revenues disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Americas	$2,597	$2,587	$6,790	$6,891
Europe, Middle East and Africa	710	660	1,595	1,548
Asia and Australasia	151	145	447	456
Total lease revenues	$3,458	$3,392	$8,832	$8,895

The following table presents our lease revenues disaggregated by brand:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Avis	$1,961	$1,953	$4,993	$5,097
Budget	1,312	1,247	3,306	3,261
Other (a)	185	192	533	537
Total lease revenues	$3,458	$3,392	$8,832	$8,895
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

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Property leases
Operating lease expense	$241	$229	$710	$691
Variable lease expense	128	117	276	279
Total property lease expense (a)	$369	$346	$986	$970
__________
(a)Primarily included within operating expenses.

Supplemental balance sheet information related to leases is as follows:

	As of	As of
	September 30,	December 31,
	2025	2024
Property leases
Operating lease ROU assets	$3,222	$3,057

Short-term operating lease liabilities (a)	$656	$628
Long-term operating lease liabilities	2,619	2,484
Operating lease liabilities	$3,275	$3,112

Weighted average remaining lease term	7.7 years	8.0 years
Weighted average discount rate	5.36%	4.98%
__________
(a)Included within accounts payable and other current liabilities.

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2025	2024
Cash payments for lease liabilities within operating activities:
Property operating leases	$718	$710
Non-cash activities - increase (decrease) in ROU assets in exchange for lease liabilities:
Property operating leases	$825	$945

 3.    Restructuring and Other Related Charges

In 2024, we initiated a global restructuring plan to further right size our operations (“Global Rightsizing”). The costs associated with this initiative are primarily related to the operational scaling of processes, locations, and lines of business. We expect further restructuring expense of approximately $7 million related to this initiative to be incurred this year.

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

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded within our reportable segments for restructuring charges and corresponding payments and utilizations:

	Personnel Related	Facility Related	Other	Total
Balance as of January 1, 2025	$10	$—	$7	$17

Restructuring expense:
Global Rightsizing (a)	46	8	29	83

Restructuring payment/utilization:
Global Rightsizing (a)	(33)	(2)	(34)	(69)
Cost Optimization	(1)	—	—	(1)

Balance as of September 30, 2025	$22	$6	$2	$30
__________
(a)Other includes the disposition of vehicles.

	Americas	International	Total
Balance as of January 1, 2025	$9	$8	$17

Restructuring expense:
Global Rightsizing	12	71	83

Restructuring payment/utilization:
Global Rightsizing	(19)	(50)	(69)
Cost Optimization	(1)	—	(1)

Balance as of September 30, 2025	$1	$29	$30

Other Related Charges

Officer Separation Costs

In February 2025, we announced that Joseph A. Ferraro, President and Chief Executive Officer, would transition to a Board Advisor role effective June 30, 2025. In connection with Mr. Ferraro’s departure, we recorded other related charges of approximately $3 million and $11 million for the three and nine months ended September 30, 2025, respectively, and expect further expense of approximately $3 million to be incurred this year.

 4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to Avis Budget Group, Inc. for basic and diluted EPS	$359	$237	$(142)	$137

Basic weighted average shares outstanding	35.2	35.5	35.2	35.6
Non-vested stock (a)	0.3	0.2	—	0.2
Diluted weighted average shares outstanding (b)	35.5	35.7	35.2	35.8

Earnings (loss) per share
Basic	$10.22	$6.67	$(4.02)	$3.86
Diluted (c)	$10.11	$6.65	$(4.02)	$3.84
__________
(a)For the three months ended September 30, 2025 and 2024, an immaterial amount and 0.2 million non-vested stock awards, respectively, have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. For the nine months ended September 30, 2024, 0.2 million non-vested stock awards have an anti-dilutive effect and therefore have been excluded from the computation of diluted weighted average shares outstanding.
(b)For the nine months ended September 30, 2025, our number of diluted weighted average shares outstanding excludes the effect of non-vested stock as the effect would have been anti-dilutive. This occurs when a net loss is reported and the effect of using dilutive shares would be anti-dilutive. For the nine months ended September 30, 2025, 0.2 million non-vested stock awards have an anti-dilutive effect and therefore have been excluded from the computation of diluted weighted average shares outstanding.
(c)Diluted earnings (loss) per share was computed using the treasury stock method for non-vested stock.

 5.    Other Current Assets

Other current assets consisted of:

	As of	As of
	September 30,	December 31,
	2025	2024
Sales and use taxes	$345	$187
Prepaid expenses (a)	183	162
Prepaid vehicle license and registration (a)	113	77
Other	171	236
Other current assets	$812	$662
__________
(a)For the year ended December 31, 2024, we reclassified $77 million of prepaid vehicle license and registration to conform to the current year presentation. This reclassification had no impact to other current assets.

 6.    Intangible Assets

Intangible assets consisted of:

	As of September 30, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$309	$253	$56	$306	$244	$62
Customer relationships	262	243	19	244	221	23
Other	59	54	5	52	47	5
Total	$630	$550	$80	$602	$512	$90
Unamortized Intangible Assets
Goodwill	$1,127			$1,071
Trademarks	$514			$511

For the three months ended September 30, 2025 and 2024, amortization expense related to amortizable intangible assets was approximately $6 million and $7 million, respectively. For the nine months ended September 30, 2025 and 2024, amortization expense related to amortizable intangible assets was approximately $17 million and $22 million, respectively.

Based on our amortizable intangible assets as of September 30, 2025, we expect amortization expense of approximately $5 million for the remainder of 2025, $22 million for 2026, $16 million for 2027, $11 million for 2028, $8 million for 2029 and $8 million for 2030, excluding effects of currency exchange rates.

 7.    Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs are as follows:

	As of	As of
	September 30,	December 31,
	2025	2024
Rental vehicles	$22,020	$20,094
Less: Accumulated depreciation	(2,928)	(3,143)
	19,092	16,951
Vehicles held for sale	448	594
Vehicles, net investment in lease (a)	100	74
Vehicles, net	$19,640	$17,619
__________
(a)See Note 14 – Related Party Transactions.

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense	$675	$723	$2,025	$1,940
Lease charges	34	41	95	115
(Gain) loss on sale of vehicles, net (a)	(31)	42	249	120
Vehicle depreciation and lease charges, net	$678	$806	$2,369	$2,175
__________
(a)For the nine months ended September 30, 2025, includes other fleet charges of $390 million related to the accelerated disposal of certain fleet in our Americas reportable segment. These costs relate to vehicles that were not included in the long-lived asset impairment and other related charges recorded in 2024.

As of September 30, 2025 and 2024, we had payables related to vehicle purchases included in liabilities under vehicle programs - other of $216 million and $152 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $486 million and $284 million, respectively.

 8.    Income Taxes

Our effective tax rate for the nine months ended September 30, 2025 was a benefit of 26.5%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to foreign taxes on our International operations and state taxes.

Our effective tax rate for the nine months ended September 30, 2024 was a provision of 34.6%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to foreign taxes and U.S. taxes on our International operations.

The Organisation for Economic Cooperation and Development (“OECD”) published a proposal for the establishment of a global minimum tax rate of 15% (the “Pillar Two rule”), effective as of fiscal 2024. We are closely monitoring developments of the Pillar Two rule as the OECD continues to refine its technical guidance and member states implement tax laws and regulations based on the Pillar Two rule proposals. Based on our preliminary analysis, we do not expect the Pillar Two rule to have a material impact on our Consolidated Financial Statements for the year ended December 31, 2025.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, making permanent key provisions of the Tax Cuts and Jobs Act, including full expensing of qualified property and modifications to the business interest expense limitation. As a result of this enactment, our deferred tax balances as of September 30, 2025 reflect the new law, resulting in the deferral of a significant portion of current federal tax over future periods. As our income tax provision includes both current and deferred components, the overall net impact to our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 is not significant. We are continuing to monitor additional provisions of the OBBBA that become effective through 2027 for potential future impact.

 9.    Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	September 30,	December 31,
	2025	2024
Short-term operating lease liabilities	$656	$628
Accounts payable	597	450
Accrued sales and use taxes	459	305
Accrued advertising and marketing	307	258
Public liability and property damage insurance liabilities – current	254	245
Deferred lease revenues - current	186	149
Accrued payroll and related	196	126
Accrued interest	124	180
Other	348	359
Accounts payable and other current liabilities	$3,127	$2,700

 10.    Long-term Corporate Debt and Borrowing Arrangements

Long-term debt and other borrowing arrangements consisted of:

		As of	As of
	Maturity	September 30,	December 31,
	Date	2025	2024
5.750% Senior Notes	July 2027	644	740
4.750% Senior Notes	April 2028	500	500
7.000% euro-denominated Senior Notes	February 2029	704	621
5.375% Senior Notes	March 2029	600	600
8.250% Senior Notes	January 2030	700	700
7.250% euro-denominated Senior Notes	July 2030	704	622
8.000% Senior Notes	February 2031	498	497
8.375% Senior Notes	June 2032	600	—
Floating Rate Term Loan (a)	July 2032	1,134	1,153
Other (b)		34	20
Deferred financing fees		(60)	(60)
Total		6,058	5,393
Less: Short-term debt and current portion of long-term debt		38	20
Long-term debt		$6,020	$5,373
__________
(a)The floating rate term loan is part of our senior revolving credit facility, which is secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property. As of September 30, 2025, the floating rate term loan due 2032 bears interest at one-month Secured Overnight Financing Rate (“SOFR”) plus 2.50%, for an aggregate rate of 6.66%. We have entered into a swap to hedge $750 million of interest rate exposure related to the floating rate term loan at an aggregate rate of 4.01%.
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

Committed Credit Facilities and Available Funding Arrangements

As of September 30, 2025, the committed corporate credit facilities available to us and/or our subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2028 (a)	$2,000	$—	$1,571	$429
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

As of September 30, 2025, we have other uncommitted standby letter of credit facilities (“SBLC facilities”) with an additional letter of credit capacity of up to $467 million. As of September 30, 2025, letters of credit totaling $467 million have been issued on our SBLC facilities, which results in no remaining available capacity.

Debt Covenants

The agreements governing our indebtedness contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries, the incurrence of additional indebtedness and/or liens by us and certain of our subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. Our senior credit facility also contains a maximum leverage ratio requirement. As of September 30, 2025, we were in compliance with the financial covenants governing our indebtedness.

 11.    Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	September 30,	December 31,
	2025	2024
Americas - Debt due to Avis Budget Rental Car Funding (a)	$14,952	$14,143
Americas - Debt borrowings (b)	1,276	1,160
International - Debt borrowings	2,967	2,159
International - Finance leases	141	143
Other	—	8
Deferred financing fees (c)	(74)	(77)
Total	$19,262	$17,536
__________
(a)Includes approximately $814 million and $751 million of Class R notes as of September 30, 2025 and December 31, 2024, respectively, which are held by us.
(b)Includes our Repurchase Facilities.
(c)Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of September 30, 2025 and December 31, 2024 were $58 million and $60 million, respectively.

The following table provides a summary of debt issued by Avis Budget Rental Car Funding during the nine months ended September 30, 2025:

Issuance Date	Maturity Date	Weighted Average Interest Rate	Amount Issued
January 2025	August 2027	7.31%	$41
January 2025	April 2028	7.59%	75
January 2025	June 2028	7.31%	75
January 2025	December 2028	7.37%	72
January 2025	February 2029	7.52%	95
May 2025	August 2028	4.94%	250
May 2025	August 2030	5.26%	400
September 2025	February 2029	4.27%	250
September 2025	February 2031	4.52%	450
		5.33%	$1,708

In September 2025, we entered into an additional repurchase agreement. We have two repurchase agreements (the “Repurchase Facilities”), whereby we may sell our Class D notes issued by Avis Budget Rental Car Funding to the Repurchase Facilities’ counterparty and repurchase such notes.

Transactions under the first Repurchase Facility currently have a one-month tenor and may be extended thereafter at our discretion. In March 2025, we extended the maturity of certain transactions under the first Repurchase Facility from March 2025 to June 2025. Beginning with the extension in June 2025 to July 2025, transactions under the first Repurchase Facility began a one-month tenor, with a current maturity date of November 2025. Each period we extended the maturity, we simultaneously repriced the interest rate on these transactions. As of September 30, 2025, $112 million was outstanding under the first Repurchase Facility, which bears interest at a rate of 6.16%. Transactions under the second Repurchase Facility currently have a three-month tenor and may be extended thereafter at our discretion. As of September 30, 2025, $66 million was outstanding under the second Repurchase Facility, which bears interest at a rate of 5.10%.

As of September 30, 2025, we had $273 million of securities pledged as collateral for the Repurchase Facilities, included within investment in Avis Budget Rental Car Funding (AESOP) LLC—related party on our Condensed Consolidated Balance Sheets.

Debt Maturities

The following table provides the contractual maturities of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, as of September 30, 2025:

Debt under Vehicle Programs (a)
Within 1 year (b)	$4,018
Between 1 and 2 years (c)	8,169
Between 2 and 3 years (d)	2,911
Between 3 and 4 years	2,912
Between 4 and 5 years	962
Thereafter	364
Total	$19,336
__________
(a)    Vehicle-backed debt primarily represents asset-backed securities.
(b)    Includes $0.6 billion of bank and bank-sponsored facilities. These short-term borrowings have a weighted average interest rate of 4.52% as of September 30, 2025.
(c)    Includes $4.4 billion of bank and bank-sponsored facilities.
(d)    Includes $0.1 billion of bank and bank-sponsored facilities.

Committed Credit Facilities and Available Funding Arrangements

The following table presents available funding under our debt arrangements related to our vehicle programs, including related party debt due to Avis Budget Rental Car Funding, as of September 30, 2025:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding	$16,187	$14,952	$1,235
Americas - Debt borrowings	1,561	1,276	285
International - Debt borrowings	3,359	2,967	392
International - Finance leases	163	141	22
Total	$21,270	$19,336	$1,934
__________
(a)Capacity is subject to maintaining sufficient assets to collateralize debt. The total capacity for Americas - Debt due to Avis Budget Rental Car Funding includes increases from our asset-backed variable-funding financing facilities. These facilities were most recently amended and restated in April 2025.
(b)The outstanding debt is collateralized by vehicles and related assets of $15.9 billion for Americas - Debt due to Avis Budget Rental Car Funding; $1.7 billion for Americas - Debt borrowings; $3.8 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants

The agreements under our vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries and restrictions on indebtedness, mergers, liens, liquidations, and sale and leaseback transactions and in some cases also require compliance with certain financial requirements. As of September 30, 2025, we are not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under our vehicle-backed funding programs.

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

We are also involved in litigation that is primarily related to the businesses of our former subsidiaries, including Realogy and Wyndham. We are entitled to indemnification from such entities for any liability resulting from such litigation.

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

As previously reported, several shareholder plaintiffs sued the Company and management in New Jersey federal court under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging misstatements and omissions about the Company’s fleet strategy in 2024. Those cases were consolidated, co-lead plaintiffs were appointed, and an amended complaint was due to be filed in October 2025. Rather than file an amended complaint, on October 13, 2025, co-lead plaintiffs dismissed the action without prejudice. On October 16, 2025, the Court entered an order dismissing the action without prejudice and closing the case.

Two shareholders filed derivative suits in the United States District Court for the District of New Jersey alleging that the Company’s directors and officers breached their fiduciary duties in connection with the Company’s fleet strategy in 2024. The Company is named as a nominal defendant. On October 23, 2025, plaintiffs agreed to dismiss their cases without prejudice, which is subject to court approval.

In September 2025, we received a net pro rata settlement distribution of approximately $114 million in connection with the Company’s participation in a class action settlement in the In re Automotive Parts Antitrust Litigation, No. 2:12-md-02311 (E.D. Mich.), which is included within operating expenses in the Condensed Consolidated Statements of Comprehensive Income.

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

Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable resolutions could occur. We estimate that the potential exposure resulting from adverse outcomes of current legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $45 million in excess of amounts accrued as of September 30, 2025. We do not believe that the impact should result in a material liability to us in relation to our consolidated financial condition or results of operations.

Commitments to Purchase Vehicles

We maintain agreements with vehicle manufacturers under which we have agreed to purchase approximately $4.2 billion of vehicles from manufacturers over the next 12 months, a $2.1 billion decrease compared to December 31, 2024, financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations

Concentrations of credit risk as of September 30, 2025 include risks related to our repurchase and guaranteed depreciation agreements with domestic and foreign car manufacturers and primarily with respect to receivables for program cars that have been disposed of, but for which we have not yet received payment from the manufacturers.

 13.    Stockholders' Equity

Share Repurchases

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023 (the “Stock Repurchase Program”). During the nine months ended September 30, 2025, we did not repurchase shares of common stock under the Stock Repurchase Program. During the nine months ended September 30, 2024, we repurchased approximately 0.1 million shares of common stock at a cost of approximately $8 million (excluding excise taxes due under the Inflation Reduction Act of 2022) under the Stock Repurchase Program. As of September 30, 2025, approximately $757 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.

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

The components of other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$360	$238	$(139)	$140
Less: Net income attributable to non-controlling interests	1	1	3	3
Net income (loss) attributable to Avis Budget Group, Inc.	359	237	(142)	137

Other comprehensive income (loss), net of tax
Currency translation adjustments, net of tax of $(1), $13, $43 and $5, respectively (a)	(16)	38	68	(7)
Net unrealized gain (loss) on cash flow hedges, net of tax of $1, $5, $5 and $4, respectively	(3)	(16)	(14)	(12)
Minimum pension liability adjustment, net of tax of $(1), $(1), $(1) and $(1), respectively	1	1	3	3
	(18)	23	57	(16)
Total comprehensive income (loss) attributable to Avis Budget Group, Inc.	$341	$260	$(85)	$121
__________
(a)Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges (a)	Minimum Pension Liability Adjustment (b)	Accumulated Other Comprehensive Income (Loss)
Balance as of July 1, 2025	$(41)	$20	$(114)	$(135)
Other comprehensive income (loss) before reclassifications	(16)	1	—	(15)
Gross (gains) losses reclassified		(5)	1	(4)
Tax on (gains) losses reclassified		1	—	1
(Gains) losses reclassified from accumulated other comprehensive income (loss), net of tax	—	(4)	1	(3)
Net current-period other comprehensive income (loss)	(16)	(3)	1	(18)
Balance as of September 30, 2025	$(57)	$17	$(113)	$(153)

Balance as of July 1, 2024	$(48)	$41	$(128)	$(135)
Other comprehensive income (loss) before reclassifications	38	(11)	—	27
Gross (gains) losses reclassified		(8)	1	(7)
Tax on (gains) losses reclassified		3	—	3
(Gains) losses reclassified from accumulated other comprehensive income (loss), net of tax	—	(5)	1	(4)
Net current-period other comprehensive income (loss)	38	(16)	1	23
Balance as of September 30, 2024	$(10)	$25	$(127)	$(112)

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges (a)	Minimum Pension Liability Adjustment (b)	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2025	$(125)	$31	$(116)	$(210)
Other comprehensive income (loss) before reclassifications	68	(2)	—	66
Gross (gains) losses reclassified		(16)	4	(12)
Tax on (gains) losses reclassified		4	(1)	3
(Gains) losses reclassified from accumulated other comprehensive income (loss), net of tax	—	(12)	3	(9)
Net current-period other comprehensive income (loss)	68	(14)	3	57
Balance as of September 30, 2025	$(57)	$17	$(113)	$(153)

Balance as of January 1, 2024	$(3)	$37	$(130)	$(96)
Other comprehensive income (loss) before reclassifications	(7)	4	—	(3)
Gross (gains) losses reclassified		(22)	4	(18)
Tax on (gains) losses reclassified		6	(1)	5
(Gains) losses reclassified from accumulated other comprehensive income (loss), net of tax	—	(16)	3	(13)
Net current-period other comprehensive income (loss)	(7)	(12)	3	(16)
Balance as of September 30, 2024	$(10)	$25	$(127)	$(112)
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include $25 million gain, net of tax, as of September 30, 2025 related to our hedge of our investment in euro-denominated foreign operations (see Note 16 – Financial Instruments).
(a)Amounts reclassified to interest expense.
(b)Amounts reclassified to selling, general and administrative expenses.

 14.    Related Party Transactions

Avis Mobility Ventures LLC

Avis Mobility Ventures LLC (“AMV”) is our former subsidiary. We ceased to have a controlling interest in AMV in 2022, and as a result we deconsolidated AMV from our financial statements. Our proportional share of AMV’s income or loss is included within other (income) expense, net in our Condensed Consolidated Statements of Comprehensive Income. As of September 30, 2025, we own approximately 35% of AMV. We continue to provide vehicles, related fleet services, and certain administrative services to AMV to support their operations. The following tables provide amounts reported within our financial statements related to our equity method investment in AMV and these services.

The components of other (income) expense, net are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Income) expense for services to AMV, net	$1	$1	$9	$(1)
(Income) loss on equity method investment in AMV, net	1	2	4	7
Other (income) expense, net	$2	$3	$13	$6

The following table provides amounts reported within our Condensed Consolidated Balance Sheets related to AMV:

	As of	As of
	September 30,	December 31,
	2025	2024
Receivables from AMV (a)	$4	$3
Equity method investment in AMV (b)	23	28
Vehicles, net investment in lease with AMV (c)	100	74
__________
(a)Included within other current assets.
(b)Included within other non-current assets.
(c)Included within vehicles, net. See Note 7 – Vehicle Rental Activities.

SRS Mobility Ventures, LLC

SRS Mobility Ventures, LLC is an affiliate of our largest shareholder, SRS Investment Management, LLC. SRS Mobility Ventures, LLC obtained a controlling interest in AMV in 2022. As of September 30, 2025, they own approximately 65% of AMV.

 15.    Stock-Based Compensation

We recorded stock-based compensation expense of $4 million ($3 million, net of tax) and $1 million ($1 million, net of tax) during the three months ended September 30, 2025 and 2024, respectively. We recorded stock-based compensation expense of $16 million ($12 million, net of tax) and $14 million ($11 million, net of tax) during the nine months ended September 30, 2025 and 2024, respectively.

As part of our declaration and payment of a special cash dividend in December 2023, we granted additional restricted stock units (“RSUs”) to our award holders with unvested shares as a dividend equivalent, which has been deferred until, and will not be paid unless, the shares of stock underlying the award vest.

The activity related to stock units consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding as of January 1, 2025	306	$143.25
Granted (a)	286	65.23
Vested (b)	(77)	154.79
Forfeited	(40)	108.88
Outstanding and expected to vest as of September 30, 2025 (c)	475	$97.36	1.2	$76
Performance-based RSUs
Outstanding as of January 1, 2025	315	$159.62
Granted (a)	433	64.10
Vested (b)	(63)	192.76
Forfeited	(128)	132.20
Outstanding as of September 30, 2025	557	$87.91	1.6	$89
Outstanding and expected to vest as of September 30, 2025 (c)	192	$67.97	1.6	$31
__________
(a)Reflects the maximum number of stock units assuming achievement of all time- and performance-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time- and performance-based RSUs granted during the nine months ended September 30, 2024 was $111.39 and $112.44, respectively.
(b)The total fair value of time- and performance-based RSUs vested during the nine months ended September 30, 2025 and 2024 was $24 million and $32 million, respectively.
(c)Aggregate unrecognized compensation expense related to time- and performance-based RSUs amounted to $35 million and will be recognized over a weighted average vesting period of 1.3 years.

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

We held derivative instruments with absolute notional values as follows:

As of September 30, 2025
Foreign exchange contracts	$1,694
Interest rate caps (a)	11,343
Interest rate swaps	750
__________
(a)Represents $7.1 billion of interest rate caps sold and $4.2 billion of interest rate caps purchased. These amounts exclude $3.1 billion of interest rate caps purchased by our Avis Budget Rental Car Funding subsidiary as it is not consolidated by us.

Estimated fair values (Level 2) of derivative instruments are as follows:

	As of September 30, 2025		As of December 31, 2024
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$22	$—	$41	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	2	4	5	10
Interest rate caps (c)	—	—	3	12
Total	$24	$4	$49	$22
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
(b)Included within other current assets or other current liabilities.
(c)Included within assets under vehicle programs or liabilities under vehicle programs.

The effects of financial instruments recognized in our Condensed Consolidated Financial Statements are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Financial instruments designated as hedging instruments (a)
Interest rate swaps (b)	$(3)	$(16)	$(14)	$(12)
Euro-denominated notes (c)	5	(37)	(123)	(14)
Financial instruments not designated as hedging instruments (d)
Foreign exchange contracts (e)	(3)	(15)	23	(34)
Total	$(1)	$(68)	$(114)	$(60)
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
(e)Primarily included within interest expense.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

	As of September 30, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$38	$38	$20	$20
Long-term debt	6,020	6,181	5,373	5,452

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$14,894	$15,134	$14,083	$14,154
Vehicle-backed debt	4,368	4,397	3,441	3,469
Interest rate swaps and interest rate caps (a)	—	—	12	12
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

	Three Months Ended September 30,
	2025			2024
	Americas	International	Total	Americas	International	Total
Revenues	$2,621	$898	$3,519	$2,640	$840	$3,480

Significant segment expenses:
Operating (a)	1,234	374		1,210	348
Vehicle depreciation and lease charges, net	508	170		613	193
Selling, general and administrative	269	128		236	116
Vehicle interest, net	212	36		197	44
Reportable segment Adjusted EBITDA	$398	$190	$588	$384	$139	$523

Reconciliation of reportable segment Adjusted EBITDA to income before income taxes:
			2025			2024
Reportable segment Adjusted EBITDA			$588			$523
Non-vehicle related depreciation and amortization			57			58
Interest expense related to corporate debt, net:
Interest expense			4			3
Restructuring and other related charges			9			6
Other (income) expense, net			2			3
Other segment expenses (b)			(110)			1
Corporate and other (c)			153			123
Income before income taxes			$473			$329
__________
(a)Excludes other segment expenses.
(b)Legal matters, net, cloud computing costs and severe weather-related damages, net for the three months ended September 30, 2025. Cloud computing costs for the three months ended September 30, 2024.
(c)Consists of unallocated corporate expenses not attributable to a particular reportable segment. For the three months ended September 30, 2025 and 2024, includes $105 million and $92 million of interest expense related to corporate debt, respectively.

	Nine Months Ended September 30,
	2025			2024
	Americas	International	Total	Americas	International	Total
Revenues	$6,860	$2,128	$8,988	$6,994	$2,085	$9,079

Significant segment expenses:
Operating (a)	3,467	977		3,449	957
Vehicle depreciation and lease charges, net (b)	1,525	454		1,659	516
Selling, general and administrative	733	325		665	323
Vehicle interest, net	584	103		607	117
Reportable segment Adjusted EBITDA	$551	$269	$820	$614	$172	$786

Reconciliation of reportable segment Adjusted EBITDA to income (loss) before income taxes:
			2025			2024
Reportable segment Adjusted EBITDA			$820			$786
Non-vehicle related depreciation and amortization			172			176
Interest expense related to corporate debt, net:
Interest expense			10			5
Other fleet charges			390			—
Restructuring and other related charges			82			23
Transaction-related costs, net			—			2
Other (income) expense, net			13			6
Other segment expenses (c)			(97)			10
Corporate and other (d)			439			350
Income (loss) before income taxes			$(189)			$214
__________
(a)Excludes other segment expenses.
(b)For the nine months ended September 30, 2025, excludes other fleet charges related to the accelerated disposal of certain fleet within our Americas reportable segment. These costs relate to vehicles that were not included in the long-lived asset impairment and other related charges recorded in 2024.
(c)Legal matters, net, cloud computing costs and severe weather-related damages, net for the nine months ended September 30, 2025. Legal matters, net and cloud computing costs for the nine months ended September 30, 2024.
(d)Consists of unallocated corporate expenses not attributable to a particular reportable segment. For the nine months ended September 30, 2025 and 2024, includes $306 million and $261 million of interest expense related to corporate debt, respectively.

Provided below is information about our segment assets.

	Americas	International	Unallocated Assets (a)	Total
Nine Months Ended September 30, 2025
Property and equipment additions	$44	$23	$69	$136
As of September 30, 2025
Assets exclusive of assets under vehicle programs	7,394	3,066	320	10,780
Assets under vehicle programs	17,504	4,234	—	21,738
Net long-lived assets	1,438	793	200	2,431

Year Ended December 31, 2024
Property and equipment additions	$109	$40	$53	$202
As of December 31, 2024
Assets exclusive of assets under vehicle programs	6,785	2,539	344	9,668
Assets under vehicle programs	16,058	3,315	—	19,373
Net long-lived assets	1,474	733	162	2,369
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

OVERVIEW
Our Company

We operate three of the most globally recognized brands in mobility solutions, Avis, Budget and Zipcar, together with several other brands well recognized in their respective markets. We are a leading vehicle rental operator in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet of approximately 746,000 vehicles in third quarter 2025. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

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

Business and Trends

Our strategy continues to focus on transforming key parts of our business through technology, system enhancements and data, particularly with respect to customer experience, revenue generation and costs. Additionally, during the fourth quarter of our fiscal year ended December 31, 2024, we changed our fleet strategy with respect to United States and Canadian rental car vehicles, to accelerate certain fleet rotations in order to decrease the age of our fleet for competitive reasons. We believe our strategies will continue to strengthen our Company, maximize profitability, and deliver stakeholder value. During the three months ended September 30, 2025, we generated revenues of $3.5 billion, net income of $360 million and Adjusted EBITDA of $559 million. These results were primarily driven by increased volume and decreased fleet costs, partially offset by decreased revenue per day.

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

During the nine months ended September 30, 2025:

•Our revenues totaled $9.0 billion, a decrease of $91 million year-over-year, primarily due to decreased revenue per day.
•Our net loss attributable to Avis Budget Group, Inc. was $142 million, representing a decrease of $279 million year-over-year, primarily due to other fleet charges related to the accelerated disposal of certain fleet in our Americas reportable segment.
•Our Adjusted EBITDA was $743 million, representing an increase of $14 million year-over-year.
•We received a settlement distribution of $114 million relating to the Company’s participation in the In re Automotive Parts Antitrust Litigation.

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

Our condensed consolidated results of operations comprised of the following:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues	$3,519	$3,480	$39	1%

Expenses
Operating	1,513	1,575	(62)	(4%)
Vehicle depreciation and lease charges, net	678	806	(128)	(16%)
Selling, general and administrative	422	367	55	15%
Vehicle interest, net	248	241	7	3%
Non-vehicle related depreciation and amortization	58	58	—	—%
Interest expense related to corporate debt, net:
Interest expense	109	95	14	15%
Early extinguishment of debt	3	—	3	n/m
Restructuring and other related charges	13	6	7	n/m
Other (income) expense, net	2	3	(1)	(33%)
Total expenses	3,046	3,151	(105)	(3%)

Income before income taxes	473	329	144	44%
Provision for income taxes	113	91	22	24%
Net income	360	238	122	51%
Less: Net income attributable to non-controlling interests	1	1	—	—%
Net income attributable to Avis Budget Group, Inc.	$359	$237	122	51%
___________
n/m - Not Meaningful

Revenues increased $39 million during the three months ended September 30, 2025 compared to the similar period in 2024, primarily due to a 1% increase in volume and a $37 million positive impact from currency exchange rate movements, partially offset by a 1% decrease in revenue per day, excluding exchange rate effects. Total expenses decreased 3% during the three months ended September 30, 2025 compared to the similar period in 2024, primarily due to decreased fleet costs. Our effective tax rates were a provision of 23.9% and 27.7% for the three months ended September 30, 2025 and 2024, respectively. As a result of these items, our net income attributable to Avis Budget Group, Inc. increased by $122 million compared to the similar period in 2024. For the three months ended September 30, 2025 and 2024, we reported diluted earnings per share of $10.11 and $6.65, respectively.

Operating expenses decreased to 43.0% of revenue during the three months ended September 30, 2025 compared to 45.2% during the similar period in 2024, primarily due to a settlement distribution relating to our participation in the In re Automotive Parts Antitrust Litigation. Vehicle depreciation and lease charges decreased to 19.3% of revenue during the three months ended September 30, 2025 compared to 23.2% during the similar period in 2024, primarily due to decreased per-unit fleet costs, excluding exchange rate effects, driven by an increase in the gain on sale of vehicles. Selling, general and administrative costs increased to 12.0% of revenue during the three months ended September 30, 2025 compared to 10.5% during the similar period in 2024, primarily due to increased commissions and other general and administrative costs. Vehicle interest costs were 7.0% of revenue during the three months ended September 30, 2025 compared to 6.9% during the similar period in 2024.

Following is a more detailed discussion of the results of each of our reportable segments and corporate and other, together with a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,
	2025		2024
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$2,621	$398	$2,640	$384
International	898	190	840	139
Corporate and other (a)	—	(29)	—	(20)
Total Company	$3,519	$559	$3,480	$503

Reconciliation of net income to Adjusted EBITDA:
		2025		2024
Net income		$360		$238
Provision for income taxes		113		91
Income before income taxes		473		329
Non-vehicle related depreciation and amortization		58		58
Interest expense related to corporate debt, net:
Interest expense		109		95
Early extinguishment of debt		3		—
Restructuring and other related charges		13		6
Other (income) expense, net (b)		2		3
Legal matters, net (c)		(109)		—
Cloud computing costs (c)		12		12
Severe weather-related damages, net (c)		(2)		—
Adjusted EBITDA		$559		$503
__________
(a)Includes unallocated corporate expenses which are not attributable to a particular segment.
(b)Primarily consists of gains or losses related to our equity method investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.
(c)Reported within operating expenses.

Americas

	Three Months Ended September 30,
	2025	2024	% Change
Revenues	$2,621	$2,640	(1%)
Adjusted EBITDA	398	384	4%

Revenues decreased during the three months ended September 30, 2025 compared to the similar period in 2024, primarily due to a 3% decrease in revenue per day, excluding exchange rate effects, and a $2 million negative impact from currency exchange rate movements, partially offset by a 3% increase in volume.

Operating expenses decreased to 42.9% of revenue during the three months ended September 30, 2025 compared to 45.9% during the similar period in 2024, primarily due to a settlement distribution relating to our participation in the In re Automotive Parts Antitrust Litigation. Vehicle depreciation and lease charges decreased to 19.3% of revenue during the three months ended September 30, 2025 compared to 23.2% during the similar period in 2024, primarily due to decreased per-unit fleet costs, excluding exchange rate effects, driven by an increase in the gain on sale of vehicles. Selling, general and administrative costs increased to 10.3% of revenue during the three months ended September 30, 2025 compared to 9.0% during the similar period in 2024, primarily due to increased commissions. Vehicle interest costs increased to 8.1% of revenue during the three months ended September 30, 2025 compared to 7.5% during the similar period in 2024, primarily due to increased fleet levels, partially offset by decreased interest rates.

Adjusted EBITDA increased during the three months ended September 30, 2025 compared to the similar period in 2024, primarily due to lower per-unit fleet costs, partially offset by a $1 million negative impact from currency exchange rate movements.

International

	Three Months Ended September 30,
	2025	2024	% Change
Revenues	$898	$840	7%
Adjusted EBITDA	190	139	37%
Revenues increased during the three months ended September 30, 2025 compared to the similar period in 2024, primarily due to a 5% increase in revenue per day, excluding exchange rate effects, and a $39 million positive impact from currency exchange rate movements, partially offset by a 2% decrease in volume.

Operating expenses increased to 41.8% of revenue during the three months ended September 30, 2025 compared to 41.4% during the similar period in 2024, primarily due to increased fleet operating and facilities costs. Vehicle depreciation and lease charges decreased to 19.0% of revenue during the three months ended September 30, 2025 compared to 23.1% during the similar period in 2024, primarily due to decreased per-unit fleet costs, excluding exchange rate effects, driven by decreased fleet levels. Selling, general and administrative costs increased to 14.2% of revenue during the three months ended September 30, 2025 compared to 13.8% during the similar period in 2024 primarily due to increased commissions and other general and administrative costs. Vehicle interest costs decreased to 4.0% of revenue during the three months ended September 30, 2025 compared to 5.2% during the similar period in 2024, primarily due to decreased fleet levels and interest rates.

Adjusted EBITDA increased during the three months ended September 30, 2025 compared to the similar period in 2024, primarily due to lower per-unit fleet costs and a $10 million positive impact from currency exchange rate movements.

Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024
Our condensed consolidated results of operations comprised of the following:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues	$8,988	$9,079	$(91)	(1%)

Expenses
Operating	4,392	4,451	(59)	(1%)
Vehicle depreciation and lease charges, net	2,369	2,175	194	9%
Selling, general and administrative	1,126	1,040	86	8%
Vehicle interest, net	687	724	(37)	(5%)
Non-vehicle related depreciation and amortization	174	177	(3)	(2%)
Interest expense related to corporate debt, net:
Interest expense	316	266	50	19%
Early extinguishment of debt	6	1	5	n/m
Restructuring and other related charges	94	23	71	n/m
Transaction-related costs, net	—	2	(2)	n/m
Other (income) expense, net	13	6	7	n/m
Total expenses	9,177	8,865	312	4%

Income (loss) before income taxes	(189)	214	(403)	n/m
Provision for (benefit from) income taxes	(50)	74	(124)	n/m
Net income (loss)	(139)	140	(279)	n/m
Less: Net income attributable to non-controlling interests	3	3	—	0%
Net income (loss) attributable to Avis Budget Group, Inc.	$(142)	$137	$(279)	n/m
__________
n/m - Not Meaningful

Revenues decreased $91 million during the nine months ended September 30, 2025 compared to the similar period in 2024, primarily due to a 1% decrease in revenue per day, excluding exchange rate effects, and sustained volume, partially offset by a $38 million positive impact from currency exchange rate movements. Total expenses increased 4% during the nine months ended September 30, 2025 compared to the similar period in 2024, primarily due to increased fleet costs. Our effective tax rates were a benefit of 26.5% and a provision of 34.6% for the nine months ended September 30, 2025 and 2024, respectively. As a result of these items, our net income (loss) attributable to Avis Budget Group, Inc. resulted in a decrease of $279 million compared to the similar period in 2024. For the nine months ended September 30, 2025 and 2024, we reported diluted loss per share of $4.02 and diluted earnings per share $3.84, respectively.

Operating expenses were 48.9% of revenue during the nine months ended September 30, 2025 compared to 49.0% during the similar period in 2024. Vehicle depreciation and lease charges increased to 26.4% of revenue during the nine months ended September 30, 2025 compared to 24.0% during the similar period in 2024, primarily due to other fleet charges related to the accelerated disposal of certain fleet in our Americas reportable segment. Selling, general and administrative costs increased to 12.5% of revenue during the nine months ended September 30, 2025 compared to 11.5% during the similar period in 2024, primarily due to increased commissions, marketing and other general and administrative costs. Vehicle interest costs decreased to 7.6% of revenue during the nine months ended September 30, 2025 compared to 8.0% during the similar period in 2024, primarily due to decreased fleet levels and interest rates.

Following is a more detailed discussion of the results of each of our reportable segments and corporate and other, together with a reconciliation of net income (loss) to Adjusted EBITDA:

	Nine Months Ended September 30,
	2025		2024
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$6,860	$551	$6,994	$614
International	2,128	269	2,085	172
Corporate and other (a)	—	(77)	—	(57)
Total Company	$8,988	$743	$9,079	$729

Reconciliation of net income (loss) to Adjusted EBITDA:
		2025		2024
Net income (loss)		$(139)		$140
Provision for (benefit from) income taxes		(50)		74
Income (loss) before income taxes		(189)		214
Non-vehicle related depreciation and amortization		174		177
Interest expense related to corporate debt, net:
Interest expense		316		266
Early extinguishment of debt		6		1
Other fleet charges (b)		390		—
Restructuring and other related charges		94		23
Transaction-related costs, net		—		2
Other (income) expense, net (c)		13		6
Legal matters, net (d)		(96)		7
Cloud computing costs (e)		37		33
Severe weather-related damages, net (e)		(2)		—
Adjusted EBITDA		$743		$729
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
(d)Consists of $98 million of income reported within operating expenses and $2 million reported within selling, general and administrative expenses for the nine months ended September 30, 2025. Consists of $7 million reported within operating expenses for the nine months ended September 30, 2024.
(e)Reported within operating expenses.

Americas

	Nine Months Ended September 30,
	2025	2024	% Change
Revenues	$6,860	$6,994	(2%)
Adjusted EBITDA	551	614	(10%)

Revenues decreased during the nine months ended September 30, 2025 compared to the similar period in 2024, primarily due to a 3% decrease in revenue per day, excluding exchange rate effects, and a $7 million negative impact from currency exchange rate movements, partially offset by a 1% increase in volume.

Operating expenses were 49.1% of revenue during the nine months ended September 30, 2025 compared to 49.3% during the similar period in 2024. Vehicle depreciation and lease charges increased to 27.9% of revenue during the nine months ended September 30, 2025 compared to 23.7% during the similar period in 2024, primarily due to other fleet charges related to the accelerated disposal of certain fleet. Selling, general and administrative costs increased to 10.7% of revenue during the nine months ended September 30, 2025 compared to 9.5% during the similar period in 2024, primarily due to increased commissions and marketing costs. Vehicle interest costs were 8.5% of revenue during the nine months ended September 30, 2025 compared to 8.7% during the similar period in 2024.

Adjusted EBITDA decreased during the nine months ended September 30, 2025 compared to the similar period in 2024, primarily due to decreased revenue per day, excluding exchange rate effects, and other fleet charges related to the accelerated disposal of certain fleet.

International

	Nine Months Ended September 30,
	2025	2024	% Change
Revenues	$2,128	$2,085	2%
Adjusted EBITDA	269	172	56%

Revenues increased during the nine months ended September 30, 2025 compared to the similar period in 2024, primarily due to a 3% increase in revenue per day, excluding exchange rate effects, and a $45 million positive impact from currency exchange rate movements, partially offset by a 3% decrease in volume.
Operating expenses decreased to 46.0% of revenue during the nine months ended September 30, 2025 compared to 46.4% during the similar period in 2024, primarily due to an increase in revenue per day, excluding exchange rate effects, partially offset by a decrease in volume. Vehicle depreciation and lease charges decreased to 21.3% of revenue during the nine months ended September 30, 2025 compared to 24.8% during the similar period in 2024, primarily due to decreased per-unit fleet costs, excluding exchange rate effects, driven by decreased fleet levels. Selling, general and administrative costs were 15.3% of revenue during the nine months ended September 30, 2025 compared to 15.5% during the similar period in 2024. Vehicle interest costs decreased to 4.9% of revenue during the nine months ended September 30, 2025 compared to 5.6% during the similar period in 2024, primarily due to decreased fleet levels and interest rates.

Adjusted EBITDA increased during the nine months ended September 30, 2025 compared to the similar period in 2024, primarily due to lower per-unit fleet costs and approximately $14 million positive impact from currency exchange rate movements.

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
FINANCIAL CONDITION

	September 30, 2025	December 31, 2024	$ Change
Total assets exclusive of assets under vehicle programs	$10,780	$9,668	$1,112
Total liabilities exclusive of liabilities under vehicle programs	12,303	11,047	1,256
Assets under vehicle programs	21,738	19,373	2,365
Liabilities under vehicle programs	22,589	20,311	2,278
Total stockholders’ equity	(2,374)	(2,317)	(57)

The increase in total assets exclusive of assets under vehicle programs is primarily due to the remeasurement of our deferred income taxes due to the enactment of the One Big Beautiful Bill Act. The increase in total liabilities exclusive of liabilities under vehicle programs is primarily due to the increase in corporate indebtedness from the issuance of Senior Notes due June 2032. See “Liquidity and Capital Resources,” and Note 10 – Long-term Corporate Debt and Borrowing Arrangements to our Condensed Consolidated Financial Statements. The increases in both assets under vehicle programs and liabilities under vehicle programs is primarily due to the increase in the cost of our rental fleet and, to a lesser extent, the remeasurement of our deferred income tax liability due to the enactment of the One Big Beautiful Bill Act. The decrease in total stockholders’ equity is primarily due to our net loss.

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

In April 2025, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary amended and restated its asset-backed variable-funding financing facilities. The proceeds from these borrowings were used to repay maturing vehicle-backed debt and the acquisition of rental cars in the United States.

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

During 2025, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued approximately $1,708 million of asset-backed notes with expected final payment dates ranging from August 2027 to February 2031 and a weighted average interest rate of 5.33%. The proceeds from these borrowings were used to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States.

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded most recently in February 2023 (the “Stock Repurchase Program”). Our stock repurchases may occur through open market purchases, privately negotiated transactions or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restricted payment capacity under our debt instruments and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time without prior notice. The Stock Repurchase Program has no set expiration or termination date. During the nine months ended September 30, 2025, we did not repurchase shares of common stock under the Stock Repurchase Program. As of September 30, 2025, approximately $757 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.

CASH FLOWS

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2025	2024	$ Change
Cash provided by (used in):
Operating activities	$2,859	$2,746	$113
Investing activities	(4,654)	(2,696)	(1,958)
Financing activities	1,807	(43)	1,850
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	30	(2)	32
Net change in cash and cash equivalents, program and restricted cash	42	5	37
Cash and cash equivalents, program and restricted cash, beginning of period	597	644	(47)
Cash and cash equivalents, program and restricted cash, end of period	$639	$649	$(10)

Cash provided by operating activities during the nine months ended September 30, 2025 increased when compared with the similar period in 2024, primarily due to changes in the components of working capital.

Cash used in investing activities during the nine months ended September 30, 2025 increased when compared with the similar period in 2024, primarily due to the increase in our investment in vehicles, partially offset by the increase in proceeds received on vehicle sales.

Cash provided by financing activities during the nine months ended September 30, 2025 increased when compared with the similar period in 2024, primarily due to the increase in our net borrowings under vehicle programs, partially offset by the increase in our payments on corporate borrowings.

DEBT AND FINANCING ARRANGEMENTS

As of September 30, 2025, we had approximately $25.3 billion of indebtedness, including corporate indebtedness of approximately $6.0 billion and debt under vehicle programs of approximately $19.3 billion. For information regarding our debt and borrowing arrangements, see Note 1 – Basis of Presentation, Note 10 – Long-term Corporate Debt and Borrowing Arrangements and Note 11 – Debt Under Vehicle Programs and Borrowing Arrangements to our Condensed Consolidated Financial Statements.

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

As of September 30, 2025, we had $564 million of available cash and cash equivalents and access to $429 million of available borrowing capacity under our revolving credit facility, providing us with access to approximately $993 million of total liquidity.

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the consolidated first lien leverage ratio requirement and other covenants associated with our senior credit facilities and other borrowings. As of September 30, 2025, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2024 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2024 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $2.1 billion from December 31, 2024, to approximately $4.2 billion as of September 30, 2025 due to existing fleet levels. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Note 10 – Long-term Corporate Debt and Borrowing Arrangements and Note 11 – Debt Under Vehicle Programs and Borrowing Arrangements to our Condensed Consolidated Financial Statements.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and fuel prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used September 30, 2025 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded fuel. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded fuel would not have a material impact on our earnings for the period ended September 30, 2025. For additional information regarding our long-term borrowings and financial instruments, see Note 10 – Long-term Corporate Debt and Borrowing Arrangements, Note 11 – Debt Under Vehicle Programs and Borrowing Arrangements and Note 16 – Financial Instruments to our Condensed Consolidated Financial Statements.

Item 4.    Controls and Procedures

(a)Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

(b)Changes in Internal Control Over Financial Reporting. During the third quarter of 2025, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

During the quarter ended September 30, 2025, we had no material developments to report with respect to our risk factors. For additional information regarding our risk factors, please refer to our 2024 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023 (the “Stock Repurchase Program”). Under our Stock Repurchase Program, we may repurchase shares from time to time in open market transactions, and may also repurchase shares in accelerated share repurchases, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of repurchase transactions is determined by management based on our evaluation of market conditions, our share price, legal requirements, restricted payment capacity under our debt instruments and other factors. The Stock Repurchase Program may be suspended, modified or discontinued without prior notice. During the third quarter of 2025, no common stock repurchases were made under the Stock Repurchase Program. As of September 30, 2025, approximately $757 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.

Item 5.    Other Information

During the quarter ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

See Exhibit Index commencing on page 47 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date:	October 28, 2025	/s/ CATHLEEN DEGENOVA
Cathleen DeGenova
Senior Vice President and
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Avis Budget Group, Inc., dated as of July 31, 2025 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated July 31, 2025).

3.2	Amended and Restated Bylaws of Avis Budget Group, Inc., dated August 10, 2020 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated August 13, 2020).
10.1
Tenth Amendment, dated as of July 16, 2025, to the Sixth Amended and Restated Credit Agreement, dated as of July 9, 2021, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, as borrower, Avis Budget Group, Inc., the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 21, 2025).

10.2
First Amendment, dated July 21, 2025, to Series 2025-1 Supplement, dated as of May 28, 2025, between Avis Budget Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2025-1 Agent.

10.3
First Amendment, dated July 21, 2025, to Series 2025-2 Supplement, dated as of May 28, 2025, between Avis Budget Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2025-2 Agent.

10.4	Separation and Advising Agreement between Joseph Ferraro and Avis Budget Group, Inc., dated as of July 24, 2025.†
10.5
Second Amendment, dated as of September 5, 2025, to the Fourth Amended and Restated Cooperation Agreement, dated as of December 23, 2022, by and among Avis Budget Group, Inc., SRS Investment Management, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 8, 2025).

10.6
Series 2025-3 Supplement, dated as of September 16, 2025, between Avis Budget Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2025-3 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 19, 2025).

10.7
Series 2025-4 Supplement, dated as of September 16, 2025, between Avis Budget Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2025-4 Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated September 19, 2025).

10.8
Second Amendment, dated September 16, 2025, to Series 2025-1 Supplement, dated as of May 28, 2025, between Avis Budget Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2025-1 Agent.

10.9
Second Amendment, dated September 16, 2025, to Series 2025-2 Supplement, dated as of May 28, 2025, between Avis Budget Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2025-2 Agent.

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