Form 10-K
period 2025-12-31
AVIS BUDGET GROUP, INC.
filed 2026-02-19
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,832,437,145 based on the closing price of its common stock on the Nasdaq Global Select Market.
As of February 13, 2026, the number of shares outstanding of the registrant’s common stock was 35,258,652.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be mailed to stockholders in connection with the registrant’s 2026 annual meeting of stockholders (the “Annual Proxy Statement”) are incorporated by reference into Part III hereof.

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

•any substantial changes in the cost or supply of fuel, vehicle parts, energy, labor or other resources on which we depend to operate our business, including as a result of pandemics, inflation, tariffs, government shutdowns, the ongoing military conflicts in the Middle East and Eastern Europe, and any embargoes on oil sales imposed on or by the Russian government;

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

•risks related to tax obligations and the effect of future changes in tax laws, including the expiration of tax credits, and accounting standards;

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

On average, our global rental fleet totaled approximately 684,000 vehicles in 2025. We completed approximately 38 million vehicle rental transactions worldwide and generated total revenues of approximately $11.7 billion during 2025. Our brands and mobility solutions have an extended global reach with approximately 10,000 rental locations throughout the world, including approximately 3,800 locations operated by our licensees.

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

OUR STRATEGY

For 2026, our strategy remains centered on driving sustainable growth by strengthening operational efficiency, expanding the use of analytics, elevating the customer experience, and accelerating innovation through disciplined investment in technology. To enhance the customer experience, we intend to reaffirm our goals of reliability and value while continuing to streamline the end-to-end rental journey. This includes scaling our digital capabilities and broadening access to Avis First, our premium service that launched in select markets in 2025. On the innovation front, in 2025 we announced a multi-year partnership with Waymo to support autonomous ride-hailing operations in Dallas. We believe this strategy will reinforce our competitive position, support long-term profitability, and deliver value to our stakeholders.

OUR BRANDS AND OPERATIONS

OUR BRANDS

Our Avis, Budget and Zipcar brands are among the most recognized names in mobility. Each brand is distinctively positioned to meet the needs of specific customer segments, while shared facilities, systems and infrastructure deliver operational efficiencies. We also benefit from complementary demand patterns, with commercial rentals occurring primarily during the week and leisure rentals primarily on holidays and weekends. In addition, we operate the Payless and Apex brands in the value segment. Our global brand portfolio also includes AmicoBlu and Maggiore in Italy; FranceCars in France; McNicoll Hire in the UK; and Turiscar in Portugal.

The following graphs present the approximate composition of our revenues in 2025.

*     Includes Budget Truck.
**     Includes Zipcar and other operating brands.

The Avis brand delivers premium vehicle rental and mobility solutions for the modern expert traveler. Positioned above value-focused competitors, Avis is trusted for elevated service, convenience, and a premium fleet.

In 2025, our Avis brand generated total revenues of approximately $6.6 billion. We license the Avis brand to independent commercial owners who generally pay royalty fees to us based on a percentage of applicable revenues. In 2025, these royalty fees totaled approximately 1% of our Avis revenues. The following graphs present the approximate composition of our Avis revenues in 2025.

We operate or license Avis vehicle rental locations at virtually all major commercial airports and cities worldwide. The table below presents the approximate number of Avis locations as of December 31, 2025.

	Avis Locations*
	Americas	International	Total
Company-operated locations	1,875	870	2,745
Licensee locations	445	1,505	1,950
Total Avis Locations	2,320	2,375	4,695
*     Certain locations support multiple brands.

Avis customers also enjoy premium services such as:

•Avis First, our new first-class car rental experience, offering a unique combination of vehicle drop off and pickup, premium vehicles and a dedicated, on-call concierge;

•the Avis mobile app, enabling seamless rental management, including vehicle selection, upgrades, and Express Exit for contactless pickup, along with shuttle tracking and location tools for vehicles, gas stations, and parking;

•Avis Preferred, our loyalty program offering counter bypass, vehicle upgrades, and tier-based rewards;

•the reimagined Avis website, as a critical digital gateway for customers globally, serving as the front door to our brand. This new platform reflects a fundamental upgrade to the customer experience: faster, easier to use, mobile-first, and built for loyalty integration;

•a variety of add-on products to make the rental journey even smoother including electronic tolling, mobile Wifi devices and GPS navigation;

•Avis services such as roadside assistance, flexible refueling options, electronic receipts and Avis Cares amenities for travelers with disabilities; and

•Avis Budget Group Business Intelligence, our proprietary reporting platform, providing corporate clients in North America and Europe with a streamlined way to analyze rental activity, manage budgets, and monitor travel policy compliance.

The Budget brand is a leading provider of the best value-for-money, quality rental car experience.

In 2025, our Budget brand generated total revenues of approximately $4.3 billion. We license the Budget brand to independent commercial owners who generally pay royalty fees to us based on a percentage of applicable revenues. In 2025, these royalty fees totaled approximately 1% of our Budget revenues. The following graphs present the approximate composition of our Budget revenues in 2025.

Car Rental

We operate or license Budget car rental locations at most major airports and in cities worldwide. The table below presents the approximate number of Budget car rental locations as of December 31, 2025.

	Budget Locations*
	Americas	International	Total
Company-operated locations	1,425	695	2,120
Licensee locations	525	1,065	1,590
Total Budget Locations	1,950	1,760	3,710
*     Certain locations support multiple brands.

Budget customers also benefit from:

•the redesigned Budget app, enabling seamless rental management, allowing customers to reserve, modify or cancel bookings directly in the app. Other features include vehicle selection with our Fastbreak Choice program, upgrades, and Express Exit for contactless pickup, along with shuttle tracking and location tools for vehicles, gas stations, and parking;

•Budget Fastbreak, our loyalty program, which expedites rental services including counter bypass, and offers exclusive deals to save customers time and money; and

•many of the same convenient services as Avis, including flexible refueling, extended roadside assistance and electronic receipts.

Budget Truck

Our Budget Truck rental business is one of the largest local and one-way truck and cargo van rental businesses in the United States. On average, our Budget Truck fleet totaled approximately 24,000 vehicles in 2025 which are rented through a network of approximately 800 Company and dealer-operated locations throughout the continental United States, approximately half of which are Company-operated. These dealers are independently-owned businesses that generally operate other retail service businesses. In addition to their principal businesses, the dealers rent our light- and medium-duty trucks and cargo vans to customers and are responsible for collecting payments on our behalf. The dealers receive a commission on all truck, van and ancillary equipment rentals. The Budget Truck rental business serves both the light commercial and consumer sectors. The light commercial sector consists of a wide range of businesses that rent light- to medium-duty trucks, which we define as trucks having a gross vehicle weight of less than 26,000 pounds, for a variety of commercial applications. The consumer sector consists primarily of individuals who rent trucks to move household goods on either a one-way or local basis.

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

Payless is a leading rental car supplier serving the deep-value segment of the industry, which we license or operate in approximately 310 locations worldwide, including approximately 195 locations operated by licensees and approximately 115 Company-operated locations primarily located in North America, the majority of which are at or near major airports. Payless’ rental fees are often lower than those of larger, more established vehicle rental brands. The Payless business model allows us to extend the life-cycle of a portion of our rental fleet, as we “cascade” certain vehicles that exceed certain Avis and Budget age or mileage thresholds to be used by Payless.

RESERVATIONS, MARKETING AND SALES

Reservations

Customers can make vehicle rental reservations through our brand-specific websites and mobile applications, our toll-free reservation centers, online travel agencies, travel agents, and select partners, including major airlines, associations, and retailers. Travel agents access our reservation systems through all major global distribution systems, which provide real-time information on rental locations, vehicle availability, and applicable rate structures.

Zipcar members can reserve vehicles through Zipcar’s online and mobile reservation platform. Vehicles can be booked by the hour or by the day at rates that include fuel, secondary insurance, and other costs typically associated with vehicle ownership.

Marketing and Sales

We support our brands through a broad mix of marketing channels, including traditional media and digital media such as email, social media and mobile apps. Our ongoing Avis marketing campaigns highlight the confidence and trust customers place in our ability to deliver a reliable rental experience. We also engage customers through sponsorships with major sports organizations and charitable partners. Our customer relationship management systems enable us to deliver targeted and relevant offers across online and offline channels, including an expedited and contactless rental process and loyalty programs that reward frequent renters with free rental days and car class upgrades.

We reach a diverse customer base through strategic partnerships with airlines, associations, and hotel companies, and we maintain strong connections across the broader travel industry. We have also developed relationships that expand brand exposure and introduce new customers to our services, including programs that provide vehicles to ride-hail drivers in cities across North America.

In 2025, approximately 50% of rental transactions at Avis locations originated from travelers renting under corporate contracts or through affiliations with partner organizations. We offer Avis Budget Group Business Intelligence, an online portal that provides rental summary dashboards, visualizations, and detailed reporting. This platform gives corporate customers direct access to data about their program’s performance, with options to customize and schedule reports. We also maintain marketing relationships with additional travel partners whose customers receive incentives to rent with Avis.

We offer additional loyalty and incentive programs, including Unlimited Rewards for travel agents, and Avis and Budget small business programs that provide discounted rates, central billing options, and rental credits.

Zipcar uses a range of marketing and sales strategies to acquire and engage members, including digital marketing, email and in-app messaging, and social media outreach. Zipcar maintains close partnerships with universities that provide access to campus communities and marketing channels to attract student members who often continue their relationship with us after graduation. Through Zipcar for Business, we offer direct-bill accounts and employee benefit programs that support the use of Zipcar vehicles by companies and government organizations.

LICENSING

We have licensees in approximately 175 countries throughout the world. Royalty fee revenues derived from our vehicle rental licensees in 2025 totaled $150 million, with approximately $110 million in our International segment and $40 million in our Americas segment. Licensed locations are independently operated by our licensees and range from large operations at major airport locations and territories encompassing entire countries to relatively small operations in suburban or rural locations. Our licensees generally maintain separate independently owned and operated fleets. Royalties generated from licensing provide us with a source of high-margin revenue because there are relatively limited additional costs associated with fees paid by licensees to us. In some geographies we facilitate one-way vehicle rentals between Company-operated and licensed locations, which enables us to offer an integrated network of locations to our customers.

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

•additional/supplemental liability insurance or personal accident/effects insurance products which provide customers with additional protections for personal or third-party losses incurred; and

•products for driving convenience such as fuel service options, roadside assistance services, electronic toll collection services, additional driver options, and one-way rentals.

We also receive payment from our customers for certain operating expenses that we incur, including vehicle licensing fees, as well as airport concession fees that we pay in exchange for the right to operate at airports and other locations. In addition, we collect membership fees in connection with our car sharing business.

Further, in July 2025, we entered a multi‑year strategic partnership with Waymo to serve as its fleet operations partner in Dallas, providing infrastructure, vehicle readiness, maintenance, and depot operations for Waymo’s fully autonomous ride‑hailing service. Initial public launch is planned for 2026 and the arrangement leverages our fleet management capabilities.

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

Fleet Purchases

We maintain a diverse rental fleet, in which no vehicle brand represented more than 11% of our 2025 fleet purchases, and we regularly adjust our fleet levels to be consistent with anticipated demand. We participate in a variety of vehicle purchase programs with major vehicle manufacturers. In 2025, we primarily purchased from the following vehicle brands: Toyota, Chevrolet, Ford, Mazda, Kia, Jeep, Hyundai, Volkswagen, Nissan and Renault.

Fleet costs, excluding other fleet charges related to the disposal of certain fleet in our Americas reportable segment, represented approximately 21% of our aggregate expenses in 2025. Fleet costs can vary significantly from year to year based on the prices at which we are able to purchase and dispose of rental vehicles, the mix of risk and program vehicles, holding periods, and overall fleet mix, including changes in our fleet strategy from time to time.

In 2025, approximately 16% of our average rental fleet was comprised of vehicles subject to agreements requiring automobile manufacturers to repurchase vehicles at a specified price during a specified time period or guarantee our rate of depreciation on the vehicles during a specified period of time; or vehicles subject to operating leases with a fixed lease period and interest rate. We refer to vehicles subject to these agreements as “program” vehicles and vehicles not subject to these agreements as “risk” vehicles because we retain the risk associated with such vehicles’ residual values at the time of their disposition. Our agreements with automobile manufacturers typically require that we pay more for program vehicles and maintain them in our fleet for a minimum number of months and impose certain return conditions, including vehicle condition and mileage requirements. When we return program vehicles to the manufacturer, we receive the price guaranteed at the time of purchase and are therefore protected from fluctuations in the price of previously-owned vehicles in the wholesale market. In 2025, approximately 24% of the vehicles we disposed of were program vehicles sold pursuant to repurchase or guaranteed depreciation programs. Recently, program vehicles have comprised an increasing proportion of our fleet. The approximate percentage of program vehicles in our average rental fleet within each of our reportable segments in 2025 was 52% for International and 3% for the Americas. The future percentages of program and risk vehicles in our fleet will depend on several factors, including our expectations for future used vehicle prices, our seasonal needs and the availability and attractiveness of manufacturers’ repurchase and guaranteed depreciation programs.

Fleet Dispositions

We dispose of our risk vehicles largely through alternative disposition channels, including direct-to-consumer, online auctions, and direct-to-dealer sales, as well as through more traditional automobile auctions. Alternative disposition channels provide the opportunity to increase speed to sale and vehicle sales prices and also to reduce relevant fleet costs when compared to selling vehicles at auctions. We sell vehicles direct to consumers through our retail locations and through our online retail sales platform, with increasing integration between digital and physical channels to provide customers flexible purchasing options. We offer customers the ability to purchase well-maintained, late-model rental vehicles from our fleet. We dispose of our program vehicles in accordance with repurchase or guaranteed depreciation programs with major vehicle manufacturers.

Fleet Utilization

In 2025, our average quarterly vehicle rental fleet size ranged from a low of approximately 631,000 vehicles in the first quarter to a high of approximately 746,000 vehicles in the third quarter. Average quarterly fleet utilization for 2025, which is based on the number of rental days (or portion thereof) that vehicles are rented compared to the total amount of time that vehicles are available for rent, ranged from approximately 68% to 72%. Our average car rental fleet size and utilization are typically highest in the summer months. Our calculation of utilization may not be comparable to other companies’ calculation of similarly titled metrics.

Fleet Maintenance

We place a strong emphasis on the quality of our vehicle maintenance for customer safety and customer satisfaction reasons, and because quick and proper repairs are critical to fleet utilization. To accomplish this task, we have developed and continue to evolve specialized training programs for our technicians as well as cooperate with specialized vendors and expert repair networks. Our Supply Chain Department reviews, distributes, and makes accessible original equipment manufacturer (“OEM”) technical service bulletins that can be retrieved electronically at our repair locations and our Supply Chain repair network has direct access to OEM technical service bulletins. In addition, we have implemented policies and procedures to promptly address manufacturer recalls as part of our ongoing maintenance and repair efforts to maximize the customer experience.

CUSTOMER SERVICE

Our commitment to delivering a consistently high level of customer service across all of our brands is a critical element of our success and business strategy. We are a service company, and we deliver a high-quality product with pride. Our focus remains on continually improving the overall customer experience based on our research of customer service practices, improved customer insights, executing our customer relationship management strategy, delivering customer-centric employee training and leveraging our mobile applications technology and the enriched experience it provides our customers. In addition, our social media platform allows us to engage with our customers in their preferred channel, which enables us to meet the needs of our customers while promoting our brands to gain more market share and drive customer loyalty.

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

OTHER BUSINESS CONSIDERATIONS
SEASONALITY

Our operating results are subject to variability due to seasonality, macroeconomic conditions and other factors. Car rental volumes tend to be associated with the travel industry, particularly airline passenger volumes, or enplanements, which in turn tend to reflect general economic conditions. Our operations are also seasonal, with the third quarter of the year historically having been our strongest due to the increased level of leisure travel during the quarter. We primarily have a variable cost structure and routinely adjust the size, and therefore the cost, of our rental fleet in response to fluctuations in demand.

The following chart presents our quarterly revenues for the years ended December 31, 2023, 2024 and 2025.
COMPETITION

The competitive environment for our industry is generally characterized by intense price and service competition among global, local and regional competitors. Competition in our vehicle rental operations is based primarily upon price; customer service quality, including usability of booking systems and ease of rental and return; vehicle availability; vehicle condition, age and mileage; rental locations; product innovation and national or international distribution. In addition, competition is also influenced by advertising, marketing, loyalty programs and brand reputation. We believe the prominence and service reputation of our brands, extensive worldwide ownership of mobility solutions and commitment to innovation provides us with a competitive advantage.

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

Our vehicle rental operations compete primarily with Enterprise Holdings, Inc., Hertz Global Holdings, Inc., Europcar Mobility Group and Sixt SE. We also compete with smaller local and regional vehicle rental companies for vehicle rental market share, and with ride-hailing companies largely for short length trips in urban areas. Our Zipcar brand also competes with various local and regional mobility companies, including mobility services sponsored by several auto manufacturers, ride-hailing and car sharing companies and other technology players in the mobility industry. Our Budget Truck operations in the United States competes with several other local, regional and nationwide truck rental companies including U-Haul International, Inc., Penske Truck Leasing Corporation, Ryder System, Inc., Enterprise Truck Rental, and Hertz Global Holdings, Inc.

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

We offer our United States customers a range of optional insurance products and coverages such as additional/supplemental liability insurance, personal accident insurance, personal effects protection, emergency sickness protection, automobile towing protection and cargo insurance, which create additional risk exposure for us. When a customer elects to purchase additional/supplemental liability insurance or other optional insurance related products, we typically retain economic exposure to loss, since the insurance is provided by an unaffiliated insurer that is reinsuring its exposure through our captive insurance subsidiary, Constellation Reinsurance Company Limited. Additional personal accident insurance offered to our customers in Europe is provided by a third-party insurer, and primarily reinsured by our Avis Budget Europe International Reinsurance Limited subsidiary. We otherwise bear these and other risks, except to the extent that the risks are transferred through insurance or contractual arrangements.

OUR INTELLECTUAL PROPERTY

We rely primarily on a combination of trademark, trade secret and copyright laws, as well as contractual provisions with employees and third parties, to establish and protect our intellectual property rights. The service marks “Avis,” “Budget,” and “Zipcar” and related marks or designs incorporating such terms and related logos and marks such as “Plan On Us,” “We Try Harder” and “Own The Trip, Not The Car,” “Preferred,” and “Fastbreak” are material to our vehicle rental and car sharing businesses. Our subsidiaries and licensees actively use these marks. All of the material marks used by Avis, Budget and Zipcar are registered (or have applications pending for registration) with the U.S. Patent and Trademark Office as well as in foreign jurisdictions. Our subsidiaries own the marks and other intellectual property, including the Wizard system, used in our business. We also own trademarks and logos related to the “Apex Car Rentals” brand in Australia and New Zealand, the “Payless Car Rental” brand in the United States and several other countries, the “Maggiore” brand in Italy, the “FranceCars” brand in France and the “Turiscar” brand in Portugal. Our subsidiaries have also filed patent applications pertaining to fleet and connected car technology in the United States and other countries.

CORPORATE RESPONSIBILITY

We recognize our role as one of the world’s leading mobility solutions providers. As a result, we support the transition to a low-carbon economy and employ practices consistent with a more fair, just and equal workplace and community.

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

•More Sustainable Fleet: We are actively anticipating and driving changes in mobility. Our efforts include improving car sharing technology through our Zipcar brand, utilizing connected vehicles and optimizing fleet efficiency through offering a wide variety of vehicles at our locations, including fuel efficient, hybrid or electric vehicles, and primarily vehicles from the current and immediately preceding model year to support the highest standards of air emissions control.

Social: We believe that our success has its foundation in how we treat our employees. We seek to foster an environment where communication among our employees is open, honest, and respectful; performance is recognized; growth is encouraged; and accomplishments—individual and collective—are celebrated.

Governance: Our Board of Directors monitors the effectiveness of our policy and decision making, including with respect to Corporate Responsibility, on the current and long-term value of our company.

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

Employees

As of December 31, 2025, we employed approximately 25,000 people worldwide, of whom approximately 8,000 were employed on a part-time basis. Of our approximately 25,000 employees, approximately 7,500 were employed in our International segment. In our Americas segment, the majority of our employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. In our International segment, we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. Many of our employees are covered by a variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions.

We strive to maintain satisfactory relationships with all of our employees, including the unions and work councils representing these employees. As of December 31, 2025, approximately 30% of our employees were covered by collective bargaining or similar agreements with various labor unions. We believe our employee relations are satisfactory. We have never experienced a large-scale work stoppage.

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

REGULATION

We are subject to a wide variety of laws and regulations in the countries in which we operate, including those relating to, among others, consumer protection and disclosures, insurance products and rates, franchising and distribution, customer privacy and data protection, securities and public disclosure, competition and antitrust, environmental matters, taxes, automobile-related liability, corruption and anti-bribery, labor and employment matters, health and safety, claims management, automotive retail sales, currency-exchange and other various banking and financial industry regulations, cost and fee recovery, the protection of our trademarks and other intellectual property, Corporate Responsibility matters and local ownership or investment requirements. Additional information about the regulations that we are subject to can be found in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

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

Fleet costs typically represent our single largest expense and can vary from year to year based on the prices that we are able to purchase and dispose of our vehicles. We purchase program vehicles, which are guaranteed a rate of depreciation through agreements with auto manufacturers, and non-program, or risk vehicles. In 2025, on average approximately 84% of our rental fleet was comprised of risk vehicles.

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

While we source our fleet purchases from a wide range of auto manufacturers, we are exposed to risk to the extent that any auto manufacturer significantly curtails production. Such production may be curtailed as a result of a wide range of factors, including impacts of a pandemic and supply chain impacts, including as a result of tariffs and shortages of parts such as semiconductor parts utilizing rare earth minerals, which have impacted certain manufacturers in the past.

We are also exposed to risk to the extent that any auto manufacturer increases the cost of vehicles, including as a result of inflation, trade disputes, tariffs, labor shortages or disruptions, or supply chain disruptions, or declines to sell vehicles to us on terms or at prices consistent with past practice. Should any of these risks occur, we may be unable to obtain a sufficient number of vehicles to operate our business without significantly increasing our fleet costs or the mileage of the vehicles in our fleet, or reducing our volumes.

We face risks related to safety recalls affecting our vehicles.

Our vehicles have in the past and may in the future be subject to safety recalls by their manufacturers. Such recalls have an adverse impact on our business when we remove recalled vehicles from our rentable fleet. We can neither control nor predict the number of vehicles that will be subject to manufacturer recalls in the future. Recalls often require us to retrieve vehicles from customers and/or hold vehicles from rental or sale until we can arrange for the repairs described in the recalls to be completed. Recalls increase our costs, negatively impact our revenues and reduce our fleet utilization. If a large number of vehicles were to be the subject of one or more recalls, which has occurred in the past, or if needed replacement parts are not readily available to us, we may be unable to utilize recalled vehicles for a significant period of time. We may also be subject to material liability claims or regulatory action related to vehicles subject to a safety recall. Depending on the nature and severity of the recall, it could create customer service problems, reduce the residual value of the vehicles involved, harm our reputation and/or have an adverse impact on our financial condition or results of operations.

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

Any significant airline capacity reductions, airfare or related fee increases, reduced flight schedules, or any events that disrupt or reduce business or leisure air travel or weaken travel demand and tourism, globally or in the key areas in which we operate, such as work stoppages, government shutdowns, military conflicts, terrorist incidents, natural disasters, disease epidemics, or the response of governments to any such events, could have an adverse impact on our results of operations. For example, events of a global nature such as the COVID-19 pandemic have had, and may in the future have, material impacts on the Company.

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

Ongoing military conflicts, including in the Middle East and Eastern Europe, are causing uncertainty that may have an adverse impact on our business, financial condition and results of operations.

The world economy and markets are experiencing volatility and disruption from ongoing military conflicts, including in the Middle East and Eastern Europe, the length and impact of which are highly unpredictable. These conflicts have led to, and could in the future lead to, significant volatility in our costs, including fuel and fleet costs, including as a result of sanctions or any embargoes on oil sales imposed on or by the Russian government; impacts to fleet availability; and impacts on demand for travel as a result of weakness in economic conditions, increased inflation or increases in the cost of fuel as well as other factors. In addition, as a result of the conflict in Eastern Europe, governmental and non-governmental entities have issued alerts noting the potential for increased cyber-attacks. Such risks and disruptions could adversely impact our business, results of operations and financial condition.

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

Vehicle electrification refers to a range of technologies that use electricity to propel a vehicle and includes hybrid, plug-in, extended-range and battery electric vehicles, as well as autonomous vehicles. We believe that the vehicle industry will continue to experience significant change in the coming years, in particular as it relates to vehicle electrification. If we are not adequately prepared to meet consumer demand for electric, hybrid and autonomous vehicles as such demand develops, including if we are unable to attain an optimal and consistently reliable charging infrastructure and systems, which will require substantial capital investment, or if consumer demand for electric, hybrid and autonomous vehicles fails to meet our expectations, including due to slower or inadequate investments in charging infrastructure by third parties, changes in governmental regulations, tax credits, rebates and subsidies, or changes in consumer sentiment, our financial condition or results of operations could be adversely impacted.

Additionally, federal and state administrations have introduced additional uncertainty for the electric vehicle (“EV”) industry. Any unavailability, reduction or elimination of government and economic incentives, including tax credits, because of policy changes, or other reasons, may result in the diminished value of our EV fleet. Additionally, federal, state, and local laws may impose additional barriers to EV adoption, including additional costs. For example, many states have enacted or proposed laws imposing additional registration fees for certain hybrids and EVs to support transportation infrastructure, such as highway repairs and improvements, which have traditionally been funded through federal and state gasoline taxes. These policy changes may be implemented more rapidly than we are able to change the composition of our fleet. Any of the foregoing, and any resulting mismatches between the vehicles in our fleet, consumer preferences and government policies, could materially and adversely affect the growth of the EV market and value of EVs and our financial condition and results of operations.

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

We carry a significant amount of goodwill and long-lived assets on our Consolidated Balance Sheets. Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. We assess goodwill and long-lived assets for impairment if circumstances suggest an impairment may have occurred, and annually for goodwill and indefinite-lived intangible assets. We have determined in the past and may again determine in the future that a significant impairment has occurred in the value of our goodwill and long-lived assets. Additionally, we have a significant amount of goodwill and long-lived assets that could also be subject to impairment. If we determine that an impairment has occurred in the value of our goodwill or long-lived assets, we could be required to write off a portion of our goodwill or long-lived assets, which could adversely affect our consolidated financial condition or our reported results of operations. For example, to decrease our fleet age for competitive reasons, in the fourth quarter of 2024 we accelerated our plans with respect to certain fleet rotations and shortened the useful life associated with such vehicles, which resulted in an impairment charge. In addition, during the fourth quarter of 2025, in conjunction with the Interpace Ventures transaction, we shortened the useful life associated with certain EV rental car vehicles, which resulted in an impairment charge. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Note 2 – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets to our Consolidated Financial Statements.

RISKS RELATED TO LEGAL, REGULATORY AND CORPORATE RESPONSIBILITY RELATED MATTERS

Costs associated with lawsuits, investigations or increases in legal reserves that we establish based on our assessment of contingent liabilities may have an adverse effect on our results of operations.

Our global operations expose us to various claims, lawsuits and other legal proceedings that arise in and outside of the ordinary course of our business in the countries in which we operate. We are or may be subject to complaints and/or litigation involving our customers, licensees, employees, independent operators and others with whom we conduct business and other third parties, including claims for bodily injury, death and property damage related to use of our vehicles or our locations, or claims based on allegations of discrimination, misclassification as exempt, wage and hour pay disputes or allegations related to our business practices, claims based on allegations of omission or misstatements in our policies and/or public filings, and various other claims. We could be subject to substantial costs and/or adverse outcomes from such claims, which could have a material adverse effect on our financial condition, cash flows or results of operations.

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

Governments may continue to pursue measures related to climate change and greenhouse gas emissions, including vehicle travel restrictions. Should rules establishing limitations on greenhouse gas or other emissions or rules imposing fees on entities deemed to be responsible for greenhouse gas emissions, or rules establishing bans on diesel or fuel vehicles from entering certain locations become effective in the countries in which we operate, demand for our services could be affected, our fleet and/or other costs could increase, and our business could be adversely impacted.

We face risks related to Corporate Responsibility matters.

Climate change, societal expectations for companies to address environmental and social matters, and the changing public interest and regulations and laws relating to Corporate Responsibility matters and disclosures and otherwise, both domestically (including in California) and globally (especially in the European continent) pose risks to our business. These developments could lead to increased operational and compliance costs, shifts in consumer and customer preferences toward substitute products, reduced demand for our offerings, and potential impacts on profitability. Additionally, these factors, as well as our action or inaction with respect to Corporate Responsibility matters, may result in heightened regulatory or public scrutiny, increased litigation, reputational damage, and adverse effects on our revenue, stock price and/or access to capital markets.

We have developed certain initiatives, goals and practices relating to Corporate Responsibility matters. We may not be successful in implementing these initiatives, goals and practices, including due to factors beyond our control, and even if successful, they may not achieve our desired or expected outcomes. If our Corporate Responsibility initiatives, goals, and practices do not meet our expectations, those of our investors or other stakeholders, or requirements of local rules and regulations, each of which continue to evolve, we may incur additional costs, and our brand, reputation and results of operations and financial condition may be adversely impacted.

In addition, federal, state and local regulatory authorities, private organizations and individuals have challenged companies’ approaches to Corporate Responsibility issues and may challenge ours, including by alleging that we failed in our efforts or should not have undertaken such efforts, in the manner we have done so or at all. Any of the foregoing could lead to reputational harm.

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

We face risks associated with changes in tax laws, including the expiration of tax credits.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) eliminated the use of like-kind exchange for personal property and allowed for full expensing of qualified property purchases through 2022. From 2004 until its elimination, we utilized like-kind exchange to replace vehicles in a manner that allowed for a material deferral of United States (U.S.) federal and state income taxes. The effect of the repeal of the like-kind exchange treatment for vehicle sales has been largely offset through 2022 by the availability of full expensing for certain business assets (including our vehicles) in the year placed in service. During 2023, the full expensing provision started to phase-out ratably by 20% each year; however, in July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, making permanent key provisions of the Tax Act, including full expensing for qualified property, thereby eliminating the scheduled phase-out. Certain U.S. states have modified their tax statutes as a result of the Tax Act, and such state legislation does not allow the use of full expensing benefits for state tax purposes, which negatively impacts our tax liability in such states. Other U.S. states continue to modify their tax statutes related to full expensing. Therefore, we cannot offer assurance that the benefits from the expected tax deductions will continue.

The Inflation Reduction Act of 2022 (the “IRA”) included a 15% corporate alternative minimum tax on certain large corporations and a 1% excise tax on certain corporate stock repurchases. The impact on the Company of these provisions, which became effective on January 1, 2023, will depend on several factors, including recently released and forthcoming interpretive regulatory guidance, as well as recent legislative changes, such as those implemented under the OBBBA. The Company continues to review and assess the provisions of the IRA, and its potential impact on our financial condition, results of operations, liquidity, and cash flows.

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

Additionally, certain tax credits and other incentives for EVs that have been available in the past have been modified or have been phased out, which may have an adverse impact on demand for EVs. For example, the OBBBA, which eliminated, limited or phased out certain tax credits that had previously provided significant benefits to lessees and purchasers of EVs and added new eligibility requirements on manufacturers to continue claiming tax credits on EV components. It also eliminated certain penalties for noncompliance with certain fuel efficiency standards and introduced certain key tax law modifications. A reduction in value of the EV market generally may have an adverse effect our financial condition, results of operations, liquidity, and cash flows. See “Risks Related to the Nature of Our Business – We face risks related to vehicle electrification.”

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

A portion of our borrowings, primarily our vehicle-backed borrowings, bears interest at variable rates that expose us to interest rate risk. If interest rates continue to increase, whether due to continued increases in market interest rates or one or more increases in our own cost of borrowing, our debt service obligations for our variable rate indebtedness would increase even though the amount of borrowings remain the same, and our results of operations could be adversely affected. As of December 31, 2025, our total outstanding debt of approximately $25.4 billion included unhedged interest rate sensitive debt of approximately $5.9 billion. During our seasonal borrowing peak in 2025, outstanding unhedged interest rate sensitive debt totaled approximately $6.2 billion.

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

Our Board of Directors previously authorized the repurchase of up to $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded most recently in February 2023 (the “Share Repurchase Program”). As of December 31, 2025, approximately $757 million remains available under the Share Repurchase Program. If we purchase additional shares of our common stock under the Share Repurchase Program, the percentage of our outstanding common stock owned by SRS Investment Management, LLC and its affiliates (“SRS”) may increase, even without further action by SRS. Under the terms of the Fourth Amended and Restated Cooperation Agreement between the Company and SRS (as amended from time to time), SRS has committed, with respect to shares of common stock SRS holds in excess of 45% of the Company’s outstanding common stock, to exercise its voting rights in the same proportion in which other shares of common stock are voted. Notwithstanding this commitment, the ownership by SRS of more than 50% of the Company’s outstanding common stock could trigger, or increase the likelihood that we trigger, certain change in control provisions in the indentures governing our senior notes. The Company must make a 101% change of control offer for the senior notes if, within 60 days following a change of control, the ratings on the notes are downgraded by one or more gradations or withdrawn and the applicable rating agency announces that such downgrade or withdrawal is attributable to the change of control.

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

We rely heavily on the satisfactory performance and availability of our information systems, including our reservation systems, websites and network infrastructure to attract and retain customers, accept reservations, process rental and sales transactions, manage our fleet of vehicles, account for our activities and otherwise conduct our business. We rely on third-party communications service and system providers for technology services. We have been subjected to, and from time to time in the future may be subject to, a failure or interruption that results in the unavailability of certain of our information systems. Such a failure or interruption, or a major disruption, could cause a loss of reservations, interfere with our fleet management, slow rental and sales processes, create negative publicity that damages our reputation or otherwise adversely impacts our ability to manage our business effectively. We have in the past and may in the future experience system interruptions or disruptions for a variety of reasons, including from network failures, power outages, cyber-attacks, human error or misuse, software errors, an unusually high volume of visitors attempting to access our systems, or other events such as fire, explosions, earthquakes, storms, floods, epidemics, strikes, acts of war, civil unrest or terrorist acts. Because we are dependent in part on independent third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. Our systems’ business continuity plans and insurance programs seek to mitigate such risks but they cannot fully eliminate the risks.

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

In addition, anyone who is able to circumvent our security measures or gain unauthorized access to our systems or information or those of our third-party service providers despite such security measures, have in the past misappropriated, and could in the future misappropriate, proprietary information or cause interruptions in our operations. Cybersecurity incidents that we have experienced in the past and may experience in the future may be caused by malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, and could include hacking, viruses, malicious software, ransomware, phishing attacks, denial of service attacks and other attempts to capture, disrupt or gain unauthorized access to data, all of which are rapidly evolving. Such incidents could lead to disruptions in our reservation system or other data systems, unauthorized release of confidential or otherwise protected information or corruption of data. The techniques used by third parties change frequently and may be difficult to detect for long periods of time. Any successful efforts by individuals to infiltrate, break into, disrupt, damage or otherwise steal from the Company’s, its licensees’ or its third-party service providers’ security or information systems could damage our reputation and expose us to increased cybersecurity protection costs, litigation or other liability that could adversely impact our financial condition or results of operations. Cybersecurity breaches resulting in the unauthorized use or disclosure of certain personal information create risk of identity theft, financial or other harm and costs to the Company in investigation, remediation, legal defense and in liability to parties who are financially harmed. Failure to appropriately address these issues could also give rise to potentially material legal risks and liabilities.

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
We regularly use both outsourced and in-house information security expertise to employ a variety of administrative, technical, and physical data safeguards designed to both deter and mitigate cybersecurity risks, including cyber incident response procedures, endpoint threat detection and response solutions, employee training, third-party risk reviews, penetration testing, technical control reviews, vulnerability assessments, and enterprise-wide risk assessments. These policies and procedures, which are based on the National Institute of Standards and Technology framework, align with international standards under ISO/IEC 27001 and are reviewed annually, including via an annual assessment of relevant IT SOX controls and Payment Card Industry Data Security Standard reviews performed both by external Qualified Security Assessors and authorized members of our internal information security team. Our third-party due diligence processes also include procedures for identifying cybersecurity threats associated with third-party service providers. Cybersecurity risks are also identified and evaluated through our enterprise risk management (“ERM”) processes, which are overseen by the Audit Committee of our Board of Directors. Through our ERM processes, key stakeholders across the business identify, assess, and manage risk, including material cybersecurity risks. These processes enable us to monitor and assess the evolving landscape of cybersecurity risks.
Our information security program is administered under the supervision of our EVP, Chief Digital and Innovation Officer (“CDIO”) and Vice President (“VP”) of Platforms, Infrastructure and Cybersecurity, who share responsibility for assessing and managing the Company’s cybersecurity risks. Both our CDIO and VP of Platforms, Infrastructure, and Cybersecurity have over 20 years of related experience, holding technical leadership roles at notable multinational organizations, across diverse industries.
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

ITEM 2. PROPERTIES

Our principal executive offices are owned and located at 379 Interpace Parkway, Parsippany, New Jersey 07054. We own a facility in Virginia Beach, Virginia, which serves as a satellite administrative facility for our car and truck rental operations. We also lease office space in Tulsa, Oklahoma and Boston, Massachusetts, pursuant to leases expiring in 2028 and 2031, respectively. These locations primarily provide operational and administrative services or contact center operations for our Americas segment. We also lease office space in Bracknell, England, Barcelona, Spain and Budapest, Hungary, pursuant to leases expiring in 2032, 2026 and 2027, respectively, for corporate offices, contact center activities and other administrative functions, respectively, for our International segment. Other office locations throughout the world are leased for administrative, regional sales and operations activities.

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
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Our common stock is currently traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “CAR.” As of January 31, 2026, the number of stockholders of record was 1,980.

DIVIDEND POLICY

We evaluate our dividend policy on a regular basis and may pay dividends in the future, subject to compliance with the covenants in our senior credit facility, the indentures governing our senior notes and our vehicle financing programs. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will also depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board of Directors deems relevant. We did not declare or pay any cash dividends in 2025 or 2024. In December 2023, we declared and paid a $10.00 per share special cash dividend to all holders of our common stock as of December 15, 2023.

ISSUER PURCHASES OF EQUITY SECURITIES

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023 (the “Stock Repurchase Program”). Under our Stock Repurchase Program, we may repurchase shares from time to time in open market transactions, and may also repurchase shares in accelerated share repurchases, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of repurchase transactions is determined by management based on our evaluation of market conditions, our share price, legal requirements, restricted payment capacity under our debt instruments and other factors. The Stock Repurchase Program may be suspended, modified or discontinued without prior notice. During the fourth quarter of 2025, no common stock repurchases were made under the Stock Repurchase Program. As of December 31, 2025, approximately $757 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.

PERFORMANCE GRAPH

Set forth below are a line graph and table comparing the cumulative total stockholder return of our common stock against the cumulative total returns of the S&P MidCap 400 Index and the Dow Jones US Transportation Average Index for the period of five fiscal years commencing December 31, 2020 and ending December 31, 2025. The broad equity market index used by the Company is the S&P MidCap 400 Index, which measures the performance of mid-sized companies, and the published industry index used by the Company is the Dow Jones US Transportation Average Index, which measures the performance of transportation companies. The graph and table depict the result of an investment on December 31, 2020 of $100 in the Company’s common stock, the S&P MidCap 400 Index and the Dow Jones US Transportation Average Index, including investment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$600
$500
$400
$300
$200
$100
$0
12/20
12/21
12/22
12/23
12/24
12/25
Avis Budget Group, Inc.
S&P MidCap 400
Dow Jones US Transportation Average

	As of December 31,
	2020	2021	2022	2023	2024	2025
Avis Budget Group, Inc.	$100.00	$555.95	$439.49	$499.91	$227.34	$361.89
S&P MidCap 400 Index	$100.00	$124.76	$108.47	$126.29	$143.88	$154.68
Dow Jones US Transportation Average Index	$100.00	$133.21	$109.81	$132.43	$134.49	$149.32

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
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

OVERVIEW
OUR COMPANY
We operate three of the most globally recognized brands in mobility solutions, Avis, Budget and Zipcar together with several other brands well recognized in their respective markets. We are a leading vehicle rental operator in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet of approximately 684,000 vehicles in 2025. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

RESULTS OF OPERATIONS

A discussion regarding our financial condition and results of operations for the year ended December 31, 2025 compared to 2024 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to 2023 can be found under Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at ir.avisbudgetgroup.com.

In 2025, we saw sustained volume, decreased revenue per day and lower per-unit fleet costs, excluding other fleet charges related to the disposal of certain fleet in our Americas reportable segment. This resulted in revenues of approximately $11.7 billion, net loss of $995 million and Adjusted EBITDA of $748 million for the year ended December 31, 2025. During the fourth quarter of 2025, in conjunction with the Interpace Ventures transaction, we reviewed our fleet strategy, specific to certain United States EV rental car vehicles, and as a result shortened the useful life associated with such vehicles. Our net loss reflects $518 million in long-lived asset impairment and other related charges, which was recorded to reduce the carrying value of certain United States EV rental car vehicles to its fair value in connection with this change. See Note 2 – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets to our Consolidated Financial Statements.

Our strategy remains centered on driving sustainable growth through operational efficiency, analytics, customer experience and innovation. In addition to the change in fleet strategy mentioned above, during the fourth quarter of the fiscal year ended December 31, 2024, we changed our fleet strategy with respect to United States and Canadian rental car vehicles, to accelerate certain fleet rotations in order to decrease the age of our fleet for competitive reasons. We believe our strategies will continue to reinforce our competitive position, support long-term profitability, and deliver value to our stakeholders.

We continue to be susceptible to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: interest rates, inflationary impact on items such as commodity prices and wages, cost of new vehicles, used car values, increases in the number of personal injury claims and cost per incident, government shutdowns, manufacturer recalls, and an economic downturn that may impact travel demand, all of which may be exacerbated by ongoing military conflicts, including in the Middle East and Eastern Europe. Additionally, uncertainty remains with respect to tariffs and tax regulations, and this uncertainty has had and may continue to have impacts on our operations. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, and future results of operations.

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

Year Ended December 31, 2025 vs. Year Ended December 31, 2024

Our consolidated results of operations comprised the following:

	Year Ended December 31,
	2025	2024	$ Change	% Change
Revenues	$11,652	$11,789	$(137)	(1%)

Expenses
Operating	5,857	6,014	(157)	(3%)
Vehicle depreciation and lease charges, net	3,015	2,976	39	1%
Selling, general and administrative	1,447	1,352	95	7%
Vehicle interest, net	918	941	(23)	(2%)
Non-vehicle related depreciation and amortization	231	237	(6)	(3%)
Interest expense related to corporate debt, net:
Interest expense	422	358	64	18%
Early extinguishment of debt	6	19	(13)	(68%)
Long-lived asset impairment and other related charges	518	2,470	(1,952)	(79%)
Restructuring and other related charges	131	37	94	n/m
Transaction-related costs, net	18	3	15	n/m
Other (income) expense, net	18	9	9	n/m
Total expenses	$12,581	$14,416	$(1,835)	(13%)

Loss before income taxes	(929)	(2,627)	1,698	65%
Provision for (benefit from) income taxes	66	(810)	876	n/m
Net loss	$(995)	$(1,817)	$822	45%
Less: Net income (loss) attributable to non-controlling interests	(106)	4	(110)	n/m
Net loss attributable to Avis Budget Group, Inc.	$(889)	$(1,821)	$932	51%
__________
n/m    Not meaningful.

Revenues decreased $137 million or 1% for the year ended December 31, 2025, compared to the similar period in 2024, primarily due to a 1% decrease in revenue per day, excluding exchange rate effects and sustained volume, partially offset by a $71 million positive impact from currency exchange rate movements. Total expenses decreased 13% for the year ended December 31, 2025, compared to the similar period in 2024, primarily due to the long-lived asset impairment and other related charges recorded in 2024. See Note 2 – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets to our Consolidated Financial Statements. Our effective tax rates for the years ended December 31, 2025 and 2024 were a provision of 7.1% and a benefit of 30.8%, respectively. As a result of these items, our net loss attributable to Avis Budget Group, Inc. decreased by $932 million compared to the similar period in 2024. For the years ended December 31, 2025 and 2024, we reported diluted loss per share of $25.25 and $51.23, respectively.

Operating expenses decreased to 50.3% of revenues for the year ended December 31, 2025, compared to 51.0% during the similar period in 2024, primarily due to a settlement distribution relating to our participation in the In re Automotive Parts Antitrust Litigation and decreased fleet operating costs, partially offset by increased facilities costs. See Note 15 – Commitments and Contingencies to our Consolidated Financial Statements. Vehicle depreciation and lease charges increased to 25.9% of revenues for the year ended December 31, 2025, compared to 25.2% during the similar period in 2024, primarily due to other fleet charges related to the disposal of certain fleet in our Americas reportable segment, partially offset by an increase in the gain on sale of vehicles. Selling, general and administrative costs increased to 12.4% of revenues for the year ended December 31, 2025, compared to 11.5% during the similar period in 2024, primarily due to increased commissions, marketing and other general and administrative costs. Vehicle interest costs were 7.9% of revenues for the year ended December 31, 2025, compared to 8.0% during the similar period in 2024.
Following is a more detailed discussion of the results of each of our reportable segments and corporate and other, together with a reconciliation of net loss to Adjusted EBITDA:

	2025		2024
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$8,900	$552	$9,111	$551
International	2,752	290	2,678	161
Corporate and other (a)	—	(94)	—	(84)
Total Company	$11,652	$748	$11,789	$628

Reconciliation of net loss to Adjusted EBITDA:
		2025		2024
Net loss		$(995)		$(1,817)
Provision for (benefit from) income taxes		66		(810)
Loss before income taxes		$(929)		$(2,627)
Non-vehicle related depreciation and amortization		231		237
Interest expense related to corporate debt, net:
Interest expense		422		358
Early extinguishment of debt		6		19
Long-lived asset impairment and other related charges (b)		518		2,470
Other fleet charges (c)		390		—
Restructuring and other related charges		131		37
Transaction-related costs, net		18		3
Other (income) expense, net (d)		18		9
Legal matters, net (e)		(99)		64
Cloud computing costs (f)		48		45
Severe weather-related damages, net (f)		(6)		13
Adjusted EBITDA		$748		$628
__________
(a)Includes unallocated corporate expenses which are not attributable to a particular segment.
(b)For the year ended December 31, 2025, includes an impairment charge of approximately $518 million within our Americas reportable segment, related to the acceleration of the rotation of certain United States EV rental car vehicles in conjunction with the Interpace Ventures transaction. For the year ended December 31, 2024, includes an impairment charge of approximately $2.3 billion related to the acceleration of the rotation of our fleet and a charge of $180 million related to the write-down of the carrying value of certain vehicles held for sale within our Americas reportable segment. See Note 2 – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets to our Consolidated Financial Statements.
(c)Costs reported within vehicle depreciation and lease charges, net related to the disposal of certain fleet in our Americas reportable segment.
(d)Primarily consists of gains or losses related to our equity method investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.
(e)Consists of $3 million and $4 million reported within selling, general and administrative expenses for the years ended December 31, 2025 and 2024, respectively, and $102 million of income and $60 million reported within operating expenses for the years ended December 31, 2025 and 2024, respectively. The $60 million recorded within operating expenses for the year ended December 31, 2024 includes $46 million relating to our self-insurance reserves for allocated loss adjustment expense.
(f)Reported within operating expenses.

Americas

	2025	2024	% Change
Revenues	$8,900	$9,111	(2%)
Adjusted EBITDA	552	551	—%

Revenues decreased for the year ended December 31, 2025, compared to the similar period in 2024, primarily due to a 3% decrease in revenue per day, excluding exchange rate effects and a $6 million negative impact from currency exchange rate movements, partially offset by a 1% increase in volume.

Operating expenses decreased to 50.5% of revenues for the year ended December 31, 2025, compared to 51.2% during the similar period in 2024, primarily due to a settlement distribution relating to our participation in the In re Automotive Parts Antitrust Litigation and decreased fleet operating costs, partially offset by increased facilities costs. See Note 15 – Commitments and Contingencies to our Consolidated Financial Statements. Vehicle depreciation and lease charges increased to 27.1% of revenues for the year ended December 31, 2025, compared to 25.3% during the similar period in 2024, primarily due to other fleet charges related to the disposal of certain fleet in our Americas reportable segment, partially offset by an increase in the gain on sale of vehicles. Selling, general and administrative costs increased to 10.6% of revenues for the year ended December 31, 2025, compared to 9.5% during the similar period in 2024, primarily due to increased commissions, marketing and other general and administrative costs. Vehicle interest costs were 8.8% of revenues for the year ended December 31, 2025, compared to 8.6% during the similar period in 2024.

Adjusted EBITDA for the year ended December 31, 2025 is comparable to the similar period in 2024.
International

	2025	2024	% Change
Revenues	$2,752	$2,678	3%
Adjusted EBITDA	290	161	80%

Revenues increased for the year ended December 31, 2025, compared to the similar period in 2024, primarily due to a 3% increase in revenue per day, excluding exchange rate effects and a $77 million positive impact from currency exchange rate movements, partially offset by a 3% decrease in volume.

Operating expenses decreased to 47.5% of revenues for the year ended December 31, 2025, compared to 48.3% during the similar period in 2024, primarily due to an increase in revenue per day, excluding exchange rate effects and a positive impact from currency exchange rate movements, partially offset by a decrease in volume. Vehicle depreciation and lease charges decreased to 21.8% of revenues for the year ended December 31, 2025, compared to 25.2% during the similar period in 2024, primarily due to decreased per-unit fleet costs, excluding exchange rate effects, and decreased fleet levels. Selling, general and administrative costs were 15.4% of revenues for the year ended December 31, 2025, compared to 15.3% during the similar period in 2024. Vehicle interest costs decreased to 4.9% of revenues for the year ended December 31, 2025, compared to 5.7% during the similar period in 2024, primarily due to decreased fleet levels and interest rates.

Adjusted EBITDA increased for the year ended December 31, 2025, compared to the similar period in 2024, primarily due to an increase in revenue, lower per-unit fleet costs and an approximately $11 million positive impact from currency exchange rate movements.

Corporate and Other

	2025	2024	% Change
Adjusted EBITDA	(94)	(84)	(12%)

Adjusted EBITDA decreased for the year ended December 31, 2025, compared to the similar period in 2024, primarily due to increased selling, general and administrative expenses, which are not attributable to a particular segment.

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
FINANCIAL CONDITION

	As of December 31,
	2025	2024	Change
Total assets exclusive of assets under vehicle programs	$10,306	$9,668	$638
Total liabilities exclusive of liabilities under vehicle programs	12,047	11,047	1,000
Assets under vehicle programs	20,951	19,373	1,578
Liabilities under vehicle programs	22,252	20,311	1,941
Redeemable non-controlling interests	74	—	74
Total stockholders’ equity	(3,116)	(2,317)	(799)
The increase in total assets exclusive of assets under vehicle programs compared to 2024 is primarily due to our deferred income taxes which reflect the enactment of the One Big Beautiful Bill Act and the increase in operating lease right-of-use assets. See Note 3 – Leases and Note 9 – Income Taxes to our Consolidated Financial Statements.

The increase in total liabilities exclusive of liabilities under vehicle programs compared to 2024 is primarily due to the increase in corporate indebtedness from the issuance of Senior Notes due June 2032. See “Liquidity and Capital Resources,” and Note 13 – Long-term Corporate Debt and Borrowing Arrangements to our Consolidated Financial Statements.

The increases in both assets and liabilities under vehicle programs are primarily due to the increase in the cost of our rental fleet.

The increase in redeemable non-controlling interests relates to the Interpace Ventures transaction. Refer to Note 2 – Summary of Significant Accounting Policies.

The decrease in total stockholders’ equity compared to 2024 is primarily due to our net loss.

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

In June 2025, we redeemed $100 million of our outstanding 5.750% Senior Notes due July 2027.

In July 2025, we amended our floating rate term loan, extending its maturity date from August 2027 to July 2032 and increasing the interest rate to Secured Overnight Financing Rate (“SOFR”) plus 2.50%.

In December 2025, in conjunction with the Interpace Ventures transaction, Interpace Funding LLC, a wholly-owned subsidiary of Interpace Ventures LLC, issued $965 million of alternative funding asset-backed securities with a targeted two-year term and a maturity date of June 2028. In connection with the issuance, on December 31, 2025, we repaid an aggregate amount of $965 million of notes issued by our Avis Budget Rental Car Funding (AESOP) LLC subsidiary pursuant to certain asset-backed variable funding financing facilities. See Note 2 – Summary of Significant Accounting Policies to our Consolidated Financial Statements.

During 2025, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued approximately $1,708 million of asset-backed notes with expected final payment dates ranging from August 2027 to February 2031 and a weighted average interest rate of 5.33%. Avis Budget Rental Car Funding (AESOP) LLC has also amended and extended its asset-backed variable funding financing facilities, most recently in December 2025. The proceeds from these borrowings were used to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States.

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023 (the “Stock Repurchase Program”). Our stock repurchases may occur through open market purchases, privately negotiated transactions or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restricted payment capacity under our debt instruments and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time without prior notice. The Stock Repurchase Program has no set expiration or termination date. For the year ended December 31, 2025, we did not repurchase shares of common stock under the Stock Repurchase Program. As of December 31, 2025, approximately $757 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.
Cash Flows
Year Ended December 31, 2025 vs. Year Ended December 31, 2024
The following table summarizes our cash flows:

	Year Ended December 31,
	2025	2024	Change
Cash provided by (used in):
Operating activities	$3,296	$3,518	$(222)
Investing activities	(5,164)	(2,753)	(2,411)
Financing activities	1,858	(781)	2,639
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	31	(31)	62
Net change in cash and cash equivalents, program and restricted cash	21	(47)	68
Cash and cash equivalents, program and restricted cash, beginning of period	597	644	(47)
Cash and cash equivalents, program and restricted cash, end of period	$618	$597	$21

Cash provided by operating activities during 2025 is consistent with 2024.

The increase in cash used in investing activities during 2025 compared with 2024 is primarily due to the increase in our investment in vehicles, partially offset by the increase in proceeds received on vehicle sales.

The increase in cash provided by financing activities during 2025 compared with 2024 is primarily due to the increase in our net borrowings under vehicle programs.

We anticipate that our non-vehicle property and equipment additions will be approximately $250 million in 2026.

Debt and Financing Arrangements

As of December 31, 2025, we had approximately $25.3 billion of indebtedness, including corporate indebtedness of approximately $6.1 billion and debt under vehicle programs of approximately $19.2 billion. For information regarding our debt and borrowing arrangements, see Note 1 – Basis of Presentation, Note 13 – Long-term Corporate Debt and Borrowing Arrangements, and Note 14 – Debt Under Vehicle Programs and Borrowing Arrangements to our Consolidated Financial Statements.

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
As of December 31, 2025, we had $519 million of available cash and cash equivalents and access to $299 million of available borrowing capacity under our revolving credit facility, providing us with access to approximately $818 million of total liquidity.
Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the consolidated first lien leverage ratio requirement and other covenants associated with our senior credit facilities and other borrowings. As of December 31, 2025, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors”.

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

CRITICAL ACCOUNTING ESTIMATES
Accounting Policies

The results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles (“GAAP”), we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they relate to future events and/or events that are outside of our control. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.
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
Our goodwill and other indefinite-lived intangible assets are allocated among our reporting units. During 2025, there was no impairment of goodwill and other indefinite-lived intangible assets. During 2024, we recorded $28 million in long-lived asset impairment and other related charges for impairment of one of our unamortized indefinite-lived intangible assets. During 2024, there was no impairment of goodwill.
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

During 2025, we recorded $518 million in long-lived asset impairment and other related charges related to the acceleration of the rotation of certain United States EV rental car vehicles and shortened useful life associated with such vehicles, in conjunction with the Interpace Ventures transaction. During 2024, we recorded $2.5 billion in long-lived asset impairment and other related charges related to vehicles, including an approximately $2.3 billion impairment charge related to the acceleration of rotation of our fleet and shortened useful life associated with such vehicles. See Note 2 – Summary of Significant Accounting Policies and Note 8 – Vehicle Rental Activities to our Consolidated Financial Statements for more information regarding our vehicles. For a discussion of risk factors and assumptions relative to our vehicle valuations, refer to Item 1A, “Risk Factors”, included under Part 1 of this Annual Report on Form 10-K.

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
Public Liability, Property Damage and Other Insurance Liabilities. Insurance liabilities on our Consolidated Balance Sheets include additional/supplemental liability insurance, personal effects protection insurance, public liability, property damage and personal accident insurance claims for which we are self-insured. We estimate the required liability of such claims on an undiscounted basis utilizing an actuarial method that is based upon various assumptions which include, but are not limited to, our historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents for which we are ultimately liable and changes in the cost per incident.
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
Currency Risk Management
We have exposure to currency exchange rate fluctuations worldwide and particularly with respect to the Australian, Canadian and New Zealand dollars, the euro and British pound sterling. We primarily use currency forward contracts and currency swap contracts to manage exchange rate risk that arises from certain intercompany transactions and from non-functional currency denominated assets and liabilities and earnings denominated in non-U.S. dollar currencies. Our currency contracts are often not designated as hedges and therefore changes in the fair value of these derivatives are recognized in earnings as they occur. We anticipate that such currency exchange rate risk will remain a market risk exposure for the foreseeable future.
We assess our market risk based on changes in currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, cash flows and fair values based on a hypothetical 10% appreciation or depreciation in the value of the underlying currencies being hedged, against the U.S. dollar as of December 31, 2025. With all other variables held constant, a hypothetical 10% change (increase or decrease) in currency exchange rates would not have a material impact on our 2025 earnings. Because unrealized gains or losses related to foreign currency forward and swap contracts are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these foreign currency contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.
Interest Rate Risk Management
Our primary interest rate exposure as of December 31, 2025 was interest rate fluctuation in the United States due to its impact on variable rate borrowings and other interest rate sensitive liabilities. We use interest rate swaps and caps to manage our exposure to interest rate movements. We anticipate interest rate fluctuation will remain a primary market risk exposure for the foreseeable future.
We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. Based on our interest rate exposures and derivatives as of December 31, 2025, we estimate that a 10% change in interest rates would not have a material impact on our 2025 earnings. Because gains or losses related to interest rate derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these interest rate contracts and the offsetting underlying commitments do not create a material impact on our Consolidated Financial Statements.
Commodity Risk Management
We have commodity price exposure related to fluctuations in the price of fuel. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a hypothetical 10% change in the price of fuel would not have a material impact on our earnings as of December 31, 2025.

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

(b)    Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, our management believes that, as of December 31, 2025, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their attestation report is included below.

(c)    Changes in Internal Control Over Financial Reporting. During the fourth quarter of 2025, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Avis Budget Group, Inc.
Parsippany, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Avis Budget Group, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 19, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 19, 2026

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 15(A)(1). FINANCIAL STATEMENTS

See Consolidated Financial Statements and Consolidated Financial Statements Index commencing on page F-1 hereof.

ITEM 15(A)(2). FINANCIAL STATEMENT SCHEDULES

See Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024 and 2023 commencing on page G-1 hereof.

ITEM 15(A)(3). EXHIBITS

See Exhibit Index commencing on page H-1 hereof.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIS BUDGET GROUP, INC.

By:	/s/ CATHLEEN DEGENOVA
Cathleen DeGenova
Senior Vice President and Chief Accounting Officer
Date:	February 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN J. CHOI	Chief Executive Officer	February 19, 2026
(Brian J. Choi)

/s/ DANIEL CRESTIAN CUNHA	Executive Vice President and Chief Financial Officer	February 19, 2026
(Daniel Crestian Cunha)

/s/ CATHLEEN DEGENOVA	Senior Vice President and Chief Accounting Officer	February 19, 2026
(Cathleen DeGenova)

/s/ JAGDEEP PAHWA	Chairman of the Board of Directors	February 19, 2026
(Jagdeep Pahwa)

/s/ ANU HARIHARAN	Director	February 19, 2026
(Anu Hariharan)

/s/ BERNARDO HEES	Director	February 19, 2026
(Bernardo Hees)

/s/ LYNN KROMINGA	Director	February 19, 2026
(Lynn Krominga)

/s/ GLENN LURIE	Director	February 19, 2026
(Glenn Lurie)

/s/ KARTHIK SARMA	Director	February 19, 2026
(Karthik Sarma)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Avis Budget Group, Inc.
Parsippany, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avis Budget Group, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Given the volume of risk vehicles in the United States and the significant estimation uncertainty and judgments made by management to calculate the estimated residual values of these risk vehicles, auditing the estimated residual values of the United States risk vehicles and related vehicle depreciation expense required extensive audit effort to develop an independent expectation of residual values and depreciation expense, and a high degree of auditor judgment was required when performing audit procedures and evaluating the results of those procedures. The significant estimation uncertainty was primarily due to management’s assumptions regarding the impact of future consumer demand and general economic conditions on expected pricing of used vehicles. Additionally, auditing the calculation of the estimated residual values for United States risk vehicles was challenging due to the volume of data inputs utilized in management’s calculation, including third-party data, historical sales data, and data specific to the Company’s current fleet.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to assess the reasonableness of the estimated residual values and vehicle depreciation expense related to the United States risk vehicles included the following, among others:

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

•We assessed the reasonableness of the estimated residual values of risk vehicles by performing the following procedures on a selection of risk vehicles:

–We tested the underlying third-party data and historical data that served as the basis for the Company’s calculation of the estimated residual values to evaluate the reasonableness of the inputs.

–We tested significant assumptions and judgments used in the Company’s calculation by developing an independent expectation of residual values and compared them to the estimated residual values calculated by the Company. Our independent expectation was calculated using our professional judgment by reference to third-party data, information produced by the Company, and inquiries of management.

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

Given the volume of public liability and property damage claims in the United States and the subjectivity of estimating the related self-insurance reserves for reported claims not yet paid and claims incurred but not yet reported due to uncertain exposure and projected loss development, performing audit procedures to evaluate whether these self-insurance reserves were appropriately recorded as of December 31, 2025 required a significant degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

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

Impairment of Long-Lived Assets – United States Electric Vehicles – Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. Assets are grouped at the lowest level of identifiable cash flows. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. In the current year, as a result of the Interpace Ventures transaction, the Company changed their fleet strategy for their United States electric vehicles, which shortened the useful life of the impacted vehicles. As a result, the Company performed a recoverability test by comparing the sum of undiscounted cash flows expected to result from the use and eventual disposition of the impacted vehicles, to their carrying value and concluded, that for certain vehicles, the carrying value exceeded the sum of undiscounted cash flows expected to result from the use and eventual disposition of those vehicles. For purposes of the recoverability test, the electric vehicles were aggregated into asset groups based on make, model and year of the impacted vehicles. The test was performed as of December 31, 2025. The Company used a market approach to determine the fair value of the impacted vehicles, utilizing prices for similar assets in active markets (Level 2). During the year ended December 31, 2025, the Company recorded a non-cash impairment charge.

Given the volume of electric vehicles in the United States and the significant assumptions made by management to evaluate the impacted vehicles for impairment, we performed audit procedures requiring a high degree of auditor judgment and extensive audit effort, to (1) evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of the impacted vehicle assets may not be recoverable; (2) evaluate management's determination of asset groups at the lowest level of identifiable cash flows; (3) evaluate management’s recoverability test by comparing the sum of undiscounted cash flows expected to result from the use and eventual disposition of the impacted vehicles to their carrying value and, when applicable, (4) evaluate the fair value estimates for the impacted vehicles.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to impairment of long-lived assets of United States electric vehicles included the following, among others:

•We tested the effectiveness of controls over (1) management’s identification of events or changes in circumstances that indicate that the carrying amount of the impacted vehicles may not be recoverable, including management’s review of forecasted future cash flows, and (2) management’s review of the methodology in determining the fair value estimate of the impacted vehicles.

•We evaluated whether management appropriately identified events or changes in circumstances that indicated that the carrying amounts of the impacted vehicle assets may not be recoverable.

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

–Assessed management’s assumptions used when determining the expected rental revenue, operating expenses and residual values expected at the time of disposition of the impacted vehicles as part of their recoverability test.

•We tested the fair value estimates for the impacted vehicles.

•We evaluated the reasonableness of the valuation methodology applied and fair value determined for the impacted vehicles by testing the methodology applied and measurable inputs used, and the mathematical accuracy of the calculation.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 19, 2026

We have served as the Company’s auditor since 1997.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues	$11,652	$11,789	$12,008

Expenses
Operating	5,857	6,014	5,675
Vehicle depreciation and lease charges, net	3,015	2,976	1,739
Selling, general and administrative	1,447	1,352	1,408
Vehicle interest, net	918	941	736
Non-vehicle related depreciation and amortization	231	237	216
Interest expense related to corporate debt, net:
Interest expense	422	358	296
Early extinguishment of debt	6	19	5
Long-lived asset impairment and other related charges	518	2,470	—
Restructuring and other related charges	131	37	11
Transaction-related costs, net	18	3	5
Other (income) expense, net	18	9	3
Total expenses	12,581	14,416	10,094

Income (loss) before income taxes	(929)	(2,627)	1,914
Provision for (benefit from) income taxes	66	(810)	279
Net income (loss)	(995)	(1,817)	1,635
Less: Net income (loss) attributable to non-controlling interests	(106)	4	3
Net income (loss) attributable to Avis Budget Group, Inc.	$(889)	$(1,821)	$1,632

Earnings (loss) per share
Basic	$(25.25)	$(51.23)	$42.57
Diluted	$(25.25)	$(51.23)	$42.08

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(995)	$(1,817)	$1,635
Less: Net income (loss) attributable to non-controlling interests	(106)	4	3
Net income (loss) attributable to Avis Budget Group, Inc.	(889)	(1,821)	1,632

Other comprehensive income (loss), net of tax
Currency translation adjustments:
Currency translation adjustments, net of tax of $43, $(19) and $7, respectively	77	(122)	27
Cash flow hedges:
Net unrealized holding gains (losses), net of tax of $1, $(5), and $(2), respectively	(2)	15	5
Reclassification of cash flow hedges to earnings, net of tax of $5, $7, and $5, respectively	(15)	(21)	(13)
Minimum pension liability adjustment:
Pension and post-retirement benefits, net of tax of $(3), $(4), and $6, respectively	9	10	(18)
Reclassification of pension and post-retirement benefits to earnings, net of tax of $(1), $(1), and $(1), respectively	3	4	4
	72	(114)	5
Total comprehensive income (loss) attributable to Avis Budget Group, Inc.	$(817)	$(1,935)	$1,637

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$519	$534
Receivables (net of allowance for doubtful accounts of $78 and $96, respectively)	878	838
Other current assets	696	662
Total current assets	2,093	2,034

Property and equipment, net	748	697
Operating lease right-of-use assets	3,239	3,057
Deferred income taxes	2,105	1,786
Goodwill	1,129	1,071
Other intangibles, net	589	601
Other non-current assets	403	422
Total assets exclusive of assets under vehicle programs	10,306	9,668

Assets under vehicle programs:
Program cash	94	60
Vehicles, net	18,720	17,619
Receivables from vehicle manufacturers and other	540	386
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	1,597	1,308
	20,951	19,373
Total assets	$31,257	$29,041

Liabilities, redeemable non-controlling interests and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$2,865	$2,700
Short-term debt and current portion of long-term debt	24	20
Total current liabilities	2,889	2,720

Long-term debt	6,049	5,373
Long-term operating lease liabilities	2,614	2,484
Other non-current liabilities	495	470
Total liabilities exclusive of liabilities under vehicle programs	12,047	11,047

Liabilities under vehicle programs:
Debt	4,792	3,453
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	14,396	14,083
Deferred income taxes	2,677	2,442
Other	387	333
	22,252	20,311
Commitments and contingencies (Note 15)

Redeemable non-controlling interests	74	—

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, in each period	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, in each period	1	1
Additional paid-in capital	6,622	6,620
Retained earnings	1,139	2,029
Accumulated other comprehensive loss	(138)	(210)
Treasury stock, at cost—102 shares, in each period	(10,753)	(10,767)
Stockholders’ equity attributable to Avis Budget Group, Inc.	(3,129)	(2,327)
Non-controlling interests	13	10
Total stockholders’ equity	(3,116)	(2,317)
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$31,257	$29,041

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income (loss)	$(995)	$(1,817)	$1,635
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Vehicle depreciation	2,657	2,658	2,228
Amortization of right-of-use assets	1,081	1,114	1,006
(Gain) loss on sale of vehicles, net	238	167	(656)
Vehicle related reserves	351	496	348
Non-vehicle related depreciation and amortization	231	237	216
Amortization of debt financing fees	52	46	40
Early extinguishment of debt costs	6	21	5
Long-lived asset impairment and other related charges	518	2,470	—
Deferred income taxes	(24)	(905)	191
Stock-based compensation	19	19	30
Net change in assets and liabilities:
Receivables	60	51	(43)
Income taxes	(31)	45	(81)
Accounts payable and other current liabilities	110	63	(72)
Operating lease liabilities	(1,082)	(1,097)	(1,002)
Other, net	105	(50)	(17)
Net cash provided by operating activities	3,296	3,518	3,828

Investing activities
Property and equipment additions	(218)	(202)	(273)
Proceeds received on asset sales	2	3	3
Net assets acquired (net of cash acquired)	—	(3)	(65)
Other, net	(9)	12	6
Net cash used in investing activities exclusive of vehicle programs	(225)	(190)	(329)

Vehicle programs:
Investment in vehicles	(15,056)	(9,860)	(15,185)
Proceeds received on disposition of vehicles	10,406	7,394	8,403
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC —related party	(1,072)	(798)	(541)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC —related party	783	701	306
	(4,939)	(2,563)	(7,017)
Net cash used in investing activities	(5,164)	(2,753)	(7,346)

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Year Ended December 31,
	2025	2024	2023
Financing activities
Proceeds from borrowings (original maturities greater than three months)	$1,580	$1,569	$936
Payments on borrowings (original maturities greater than three months)	(1,111)	(939)	(818)
Debt financing fees	(17)	(28)	(22)
Repurchases of common stock	(7)	(70)	(951)
Contributions from non-controlling interests	183	—	—
Dividends paid	—	—	(355)
Net cash provided by (used in) financing activities exclusive of vehicle programs	628	532	(1,210)

Vehicle programs:
Proceeds from borrowings	25,973	21,335	23,980
Payments on borrowings	(24,714)	(22,604)	(19,220)
Debt financing fees	(29)	(44)	(44)
	1,230	(1,313)	4,716
Net cash provided by (used in) financing activities	1,858	(781)	3,506

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	31	(31)	14

Net increase (decrease) in cash and cash equivalents, program and restricted cash	21	(47)	2
Cash and cash equivalents, program and restricted cash, beginning of period	597	644	642
Cash and cash equivalents, program and restricted cash, end of period	$618	$597	$644

Supplemental disclosure
Interest payments	$1,297	$1,273	$988
Income tax payments, net of refunds	$121	$50	$169

See Notes to Consolidated Financial Statements.

Avis Budget Group, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 1, 2023	137.1	$1	$6,666	$2,579	$(101)	(97.6)	$(9,848)	$(703)	$3	$(700)

Comprehensive income (loss):
Net income (loss)	—	—	—	1,632	—	—	—	1,632	3	1,635
Other comprehensive income (loss)	—	—	—	—	5	—	—	5	—	5
Total comprehensive income (loss)				1,632	5			1,637	3	1,640
Net activity related to restricted stock units	—	—	(32)	(2)	—	0.3	3	(31)	—	(31)
Repurchases of common stock (a)	—	—	—	—	—	(4.3)	(897)	(897)	—	(897)
Dividends paid ($10.00 per share)	—	—	—	(355)	—	—	—	(355)	—	(355)

Balance as of December 31, 2023	137.1	$1	$6,634	$3,854	$(96)	(101.6)	$(10,742)	$(349)	$6	$(343)

Comprehensive income (loss):
Net income (loss)	—	—	—	(1,821)	—	—	—	(1,821)	4	(1,817)
Other comprehensive income (loss)	—	—	—	—	(114)	—	—	(114)	—	(114)
Total comprehensive income (loss)				(1,821)	(114)			(1,935)	4	(1,931)
Net activity related to restricted stock units	—	—	(14)	(4)	—	0.2	21	3	—	3
Repurchases of common stock (a)	—	—	—	—	—	(0.6)	(46)	(46)	—	(46)

Balance as of December 31, 2024	137.1	$1	$6,620	$2,029	$(210)	(102.0)	$(10,767)	$(2,327)	$10	$(2,317)

Comprehensive income (loss):
Net income (loss)	—	—	—	(889)	—	—	—	(889)	3	(886)
Other comprehensive income (loss)	—	—	—	—	72	—	—	72	—	72
Total comprehensive income (loss)				(889)	72			(817)	3	(814)
Net activity related to restricted stock units	—	—	2	(1)	—	0.1	14	15	—	15

Balance as of December 31, 2025	137.1	$1	$6,622	$1,139	$(138)	(101.9)	$(10,753)	$(3,129)	$13	$(3,116)
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
Revenue Recognition

We derive revenues primarily by providing vehicle rentals and other related products and mobility services to commercial and leisure customers, as well as through licensing of our rental brands. Other related products and mobility services include sales of collision and loss damage waivers, under which we agree to relieve a customer from financial responsibility arising from vehicle damage incurred during the rental; additional/supplemental liability insurance or personal accident/effects insurance products which provide customers with additional protections for personal or third-party losses incurred; and products for driving convenience such as fuel service options, roadside assistance services, electronic toll collection services, additional driver options, and one-way rentals. We also receive payment from customers for certain operating expenses that we incur, including airport concession fees that are paid by us in exchange for the right to operate at airports and other locations, as well as vehicle licensing fees. In addition, we collect membership fees in connection with our car sharing business.

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

Revenues are recognized under Leases (Topic 842) with the exception of royalty fee revenue derived from our licensees and revenue related to our customer loyalty program, which were $202 million, $246 million, and $187 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The following table presents our revenues disaggregated by geography:

	Year Ended December 31,
	2025	2024	2023
Americas	$8,900	$9,111	$9,347
Europe, Middle East and Africa	2,117	2,045	2,014
Asia and Australasia	635	633	647
Total revenues	$11,652	$11,789	$12,008

The following table presents our revenues disaggregated by brand:

	Year Ended December 31,
	2025	2024	2023
Avis	$6,603	$6,775	$6,779
Budget	4,325	4,271	4,478
Other (a)	724	743	751
Total revenues	$11,652	$11,789	$12,008
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

The following table presents changes in deferred revenue associated with our customer loyalty program:

	2025	2024
Balance as of January 1	$50	$67
Revenue deferred	59	61
Revenue recognized	(54)	(78)
Balance as of December 31 (a)	$55	$50
_______
(a)As of December 31, 2025 and 2024, $22 million and $27 million was included in accounts payable and other current liabilities, respectively, and $33 million and $23 million in other non-current liabilities, respectively. Non-current amounts are expected to be recognized as revenue within two to three years.
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

	As of December 31,
	2025	2024
Cash and cash equivalents	$519	$534
Program cash	94	60
Restricted cash (a)	5	3
Total cash and cash equivalents, program and restricted cash	$618	$597
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

Buildings	up to 30 years
Furniture, fixtures & equipment	3 to 10 years
Capitalized software	3 to 7 years
Buses and support vehicles	4 to 15 years
We capitalize the costs of software developed for internal use when the preliminary project stage is completed and management (i) commits to funding the project and (ii) believes it is probable that the project will be completed and the software will be used to perform the function intended. The software developed or obtained for internal use is amortized on a straight-line basis commencing when such software is ready for its intended use. The net carrying value of software developed or obtained for internal use was $99 million and $126 million as of December 31, 2025 and 2024, respectively.
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

There was no impairment to goodwill or other intangible assets during the years ended December 31, 2025 or 2023. During our annual impairment assessment performed as of October 1, 2024, we determined that the carrying value of our Zipcar trademark, which is an unamortized intangible asset included within our Americas reportable segment, exceeded its fair value. We determined the fair value of the Zipcar trademark using the relief-from-royalty method (Level 3), which is a form of the income approach. This method applies a royalty rate to projected income to quantify the benefit of owning the intangible asset rather than paying a royalty for use of the asset. The significant assumptions used in the assessment of the fair value of the trademark included future revenues, a discount rate and a royalty rate. As a result, we recognized an impairment of $28 million within long-lived asset impairment and other related charges in the Consolidated Statement of Operations for the year ended December 31, 2024. There was no impairment to goodwill for the year ended December 31, 2024.

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
During the fourth quarter of 2025, in conjunction with the Interpace Ventures transaction mentioned below under Variable Interest Entities (“VIE”) and Non-Controlling Interests, we reviewed our fleet strategy, specific to certain United States EV rental car vehicles, and as a result shortened the useful life associated with such vehicles. We considered this change in strategy to be a triggering event that indicated the carrying amount of these assets may not be recoverable. As a result, we performed a recoverability test by comparing the sum of undiscounted cash flows expected to result from the use and eventual disposition of the impacted vehicles to their carrying value and concluded, that for certain vehicles, the carrying value exceeded the sum of undiscounted cash flows expected to result from the use and eventual disposition of those vehicles. For purposes of the recoverability test, the vehicles were aggregated into asset groups based on make, model, and year of the vehicles. The test was performed as of December 31, 2025, and we used a market approach to determine the value of the impacted vehicles, utilizing prices for similar assets in active markets (Level 2). During the year ended December 31, 2025, we recorded a $518 million non-cash impairment within long-lived asset impairment and other related charges in the Consolidated Statement of Operations within our Americas reportable segment.
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
There was no impairment to long-lived assets during the year ended December 31, 2023.
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

The estimation of residual values requires us to make assumptions regarding the age and mileage of the car at the time of disposal, as well as expected used vehicle auction market conditions. We regularly evaluate estimated residual values and adjust depreciation rates as appropriate. Differences between actual residual values and those estimated result in a gain or loss on disposal and are recorded as part of vehicle depreciation at the time of sale. Vehicle-related interest expense amounts are net of vehicle-related interest income of $13 million, $12 million, and $34 million for 2025, 2024 and 2023, respectively.
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
As of December 31, 2024, in connection with the change to our fleet strategy described above, we wrote down the carrying value of certain vehicles held for sale within our Americas reportable segment to fair value (Level 2). For the year ended December 31, 2024, we recorded a charge of $180 million, which is included within long-lived asset impairment and other related charges in the Consolidated Statement of Operations. We completed the sale of a majority of these vehicles primarily through our standard disposition channels during 2025. There were no similar charges during the years ended December 31, 2025 or 2023. To the extent there are further changes in market conditions or the performance of our long-lived assets, there is a possibility that we could incur additional related costs in the future.
Advertising Expenses
Advertising and digital marketing costs are generally expensed in the period incurred and are recorded within selling, general and administrative expenses in our Consolidated Statements of Operations. During 2025, 2024 and 2023, advertising costs were $94 million, $77 million, and $86 million, respectively. In addition, during 2025, 2024 and 2023, digital marketing costs were $95 million, $90 million, and $86 million, respectively.
Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. As a result of the provisions of the Tax Cuts and Jobs Act, we account for Global Intangible Low-Taxed Income (“GILTI”) as a component of current period income tax expense in the year incurred. The GILTI has been replaced and renamed the Net Controlled Foreign Corporation Tested Income (“NCTI”) under the One Big Beautiful Bill Act (“OBBBA”) during 2025 and became effective January 1, 2026.
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
Self-Insurance Reserves
The Consolidated Balance Sheets include $508 million and $451 million of liabilities associated with retained risks of liability to third parties as of December 31, 2025 and 2024, respectively. Such liabilities relate primarily to public liability and third-party property damage claims, as well as claims arising from the sale of ancillary insurance products including, but not limited to, additional/supplemental liability, personal effects protection and personal accident insurance. These obligations represent an estimate for both reported claims not yet paid and claims incurred but not yet reported. The estimated reserve requirements for such claims are recorded on an undiscounted basis utilizing actuarial methodologies and various assumptions which include, but are not limited to, our historical loss experience and projected loss development factors. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents for which we are ultimately liable and changes in the cost per incident. For the year ended December 31, 2024, we recorded an unprecedented adjustment to our self-insurance reserves for allocated loss adjustment expense. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.
The Consolidated Balance Sheets also include liabilities of $46 million and $50 million as of December 31, 2025 and 2024, respectively, related to workers’ compensation, health and welfare and other employee benefit programs. The liabilities represent an estimate for both reported claims not yet paid and claims incurred but not yet reported, utilizing actuarial methodologies similar to those described above. These amounts are included within accounts payable and other current liabilities and other non-current liabilities.

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
Investments
We account for investments for which we have the ability to exercise significant influence, but do not have a controlling interest, using the equity method of accounting and record our proportional share of net income or loss within operating expenses in the Consolidated Statements of Operations. We assess equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. Any difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge if the loss in value is deemed other than temporary. As of December 31, 2025 and 2024, we had investments with a carrying value of $130 million and $100 million, respectively, recorded within other non-current assets on the Consolidated Balance Sheets.
Aggregate realized gains and losses on equity method investments are recorded within operating expenses on the Consolidated Statements of Operations. During 2025, 2024 and 2023, we recorded net gains from our equity method investments of $21 million, $16 million, and $12 million, respectively. In July 2024, we received a $7 million dividend, and in December 2025, we purchased additional shares for $1 million, relating to our equity method investment in our Greece licensee. See Note 17 – Related Party Transactions for our equity method investment in our former subsidiary.
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
Variable Interest Entities (“VIE”) and Non-Controlling Interests
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

Interpace Ventures Transaction

On September 30, 2025, we received a contribution of $12 million from a non-controlling interest party (Class A Member) in exchange for approximately 17% in a new joint venture establishing Interpace Ventures LLC (“Interpace Ventures”). On December 30, 2025, we completed the joint venture transaction and Interpace Ventures subsequently funded its wholly-owned subsidiary, Interpace Funding LLC (“Interpace Funding”), with the total contribution from both its Class A members, the third-party investors in the amount of $183 million, and the Company, as the Class B member. Interpace Funding was established to acquire, own, operate, manage, lease, and sell vehicles. This transaction was undertaken as part of our efforts to monetize a portion of our available tax credits. Additionally, in conjunction with this transaction, we reviewed our fleet strategy, specific to certain United States EV rental car vehicles, and as a result shortened the useful life associated with such vehicles. See Note 2 – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets to our Consolidated Financial Statements.

We consolidate joint venture activities when we have a controlling financial interest. We determined that Interpace Ventures and its related subsidiaries are VIEs and that we are the primary beneficiary. In accordance with Accounting Standards Codification Topic 810-10, all entities created as a result of the Interpace Ventures transaction have been consolidated. Based on the substance of the transaction, the non-controlling interests are presented as temporary equity.

The Company has determined the allocation of economics between the controlling party and third-party investors should follow the hypothetical liquidation at book value (“HLBV”) method of accounting, based on governing provisions in each respective limited liability company agreement, instead of respective ownership percentages. Under the HLBV method, the amounts of income and loss attributable to the non-controlling interest reflects changes in the amount the owners would hypothetically receive at each balance sheet date under the respective liquidation provisions, assuming the net assets of these entities were liquidated at the recorded amounts, after taking into account any capital transactions, such as contributions and distributions, between the entities and the owners.

As specified in the respective limited liability company agreements, the Class A members’ interests are redeemable based upon events that are not solely within our control. As such, the non-controlling interests were classified as redeemable non-controlling interests of $74 million and presented outside of permanent equity on the Consolidated Balance Sheets as of December 31, 2025. See Note 16 – Stockholders' Equity for the components of redeemable non-controlling interests.

Nonmarketable Equity Securities

We classify investments without readily determinable fair values that are not accounted for under the equity method as nonmarketable equity securities. The accounting guidance requires nonmarketable equity securities to be recorded at cost and adjusted to fair value at each reporting period. We apply the measurement alternative, which allows these investments to be recorded at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. Any changes in value are recorded within operating expenses. As of December 31, 2025 and 2024, our nonmarketable equity securities within non-current assets on our Consolidated Balance Sheets were not material and no material adjustments were made to the carrying values of these securities during the years ended December 31, 2025, 2024 or 2023.

Adoption of New Accounting Pronouncements

Improvements to Income Tax Disclosures

On January 1, 2025, as the result of a new accounting pronouncement, we adopted ASU 2023-09, “Improvements to Income Tax Disclosures,” which amends Topic 740 primarily through enhanced income tax disclosures, improving transparency into the factors affecting income tax expense. The adoption of this accounting pronouncement has resulted in incremental disclosures within Note 9 – Income Taxes.

Recently Issued Accounting Pronouncements

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

Hedge Accounting Improvements

In November 2025, the FASB issued ASU 2025-09, “Hedge Accounting Improvements,” which clarifies certain aspects of the guidance on hedge accounting and addresses several incremental hedge accounting issues arising from the global reference rate reform initiative. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted on a prospective basis. ASU 2025-09 becomes effective for us on an interim basis beginning on January 1, 2027. We are currently evaluating the impact of the adoption of this accounting pronouncement on our Consolidated Financial Statements.

Narrow-Scope Improvements

In December 2025, the FASB issued ASU 2025-11, “Narrow-Scope Improvements,” which clarifies interim disclosure requirements and the applicability of Topic 270. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted on a prospective or retrospective basis. ASU 2025-11 becomes effective for us on an interim basis beginning on January 1, 2028. We are currently evaluating the impact of the adoption of this accounting pronouncement on our Consolidated Financial Statements.

 3.    Leases

Lessor

The following table presents our lease revenues disaggregated by geography:

	Year Ended December 31,
	2025	2024	2023
Americas	$8,809	$8,970	$9,261
Europe, Middle East and Africa	2,025	1,958	1,932
Asia and Australasia	616	615	628
Total lease revenues	$11,450	$11,543	$11,821

The following table presents our lease revenues disaggregated by brand:

	Year Ended December 31,
	2025	2024	2023
Avis	$6,478	$6,609	$6,660
Budget	4,272	4,220	4,425
Other (a)	700	714	736
Total lease revenues	$11,450	$11,543	$11,821
________
(a)    Other includes Zipcar and other operating brands.

Lessee

We have operating and finance leases for rental locations, corporate offices, vehicle rental fleet and equipment. Many of our operating leases for rental locations contain concession agreements with various airport authorities that allow us to conduct our vehicle rental operations on site. In general, concession fees for airport locations are based on a percentage of total commissionable revenue as defined by each airport authority, some of which are subject to minimum annual guaranteed amounts. Concession fees other than minimum annual guaranteed amounts are not included in the measurement of operating lease right-of-use assets and operating lease liabilities and are recorded as variable lease expense as incurred. Our operating leases for rental locations often also require us to pay or reimburse operating expenses.

We lease a portion of our vehicles under operating leases. As of December 31, 2025, we have no guarantees of residual values for vehicles under operating leases at the end of their respective lease terms. As of December 31, 2024, we had guaranteed up to $30 million of residual values for vehicles under operating leases at the end of their respective lease terms. We believe that, based on current market conditions, the net proceeds from the sale of these vehicles at the end of their lease terms will equal or exceed their net book values and therefore have not recorded a liability related to guaranteed residual values.

The components of lease expense are as follows:

	Year Ended December 31,
	2025	2024	2023
Property leases
Operating lease expense	$957	$935	$860
Variable lease expense	338	343	402
Sublease income	(6)	(6)	(6)
Total property lease expense (a)	$1,289	$1,272	$1,256

Vehicle leases
Finance lease expense:
Amortization of right-of-use assets (b)	$18	$27	$28
Interest on lease liabilities (c)	6	7	6
Operating lease expense (b)	120	151	167
Total vehicle lease expense	$144	$185	$201
__________
(a)    Primarily included in operating expenses.
(b)    Included in vehicle depreciation and lease charges, net.
(c)    Included in vehicle interest, net.

Supplemental balance sheet information related to leases is as follows:

	As of December 31,
	2025	2024
Property leases
Operating lease right-of-use assets	$3,239	$3,057

Short-term operating lease liabilities (a)	$680	$628
Long-term operating lease liabilities	2,614	2,484
Operating lease liabilities	$3,294	$3,112

Weighted average remaining lease term	7.6 years	8.0 years
Weighted average discount rate	5.35%	4.98%

Vehicle finance leases
Vehicle finance lease right-of-use assets, gross	$209	$228
Accumulated amortization	(37)	(43)
Vehicle finance lease right-of-use assets, net (b)	$172	$185

Short-term vehicle finance lease liabilities	$79	$75
Long-term vehicle finance lease liabilities	51	68
Vehicle finance lease liabilities (c)	$130	$143

Weighted average remaining lease term	1.4 years	2.1 years
Weighted average discount rate	3.81%	5.07%

Vehicle operating leases
Vehicle operating lease right-of-use assets (d)	$42	$73

Short-term vehicle operating lease liabilities	$35	$58
Long-term vehicle operating lease liabilities	7	15
Vehicle operating lease liabilities (e)	$42	$73

Weighted average remaining lease term	1.2 years	1.3 years
Weighted average discount rate	4.54%	5.20%
__________
(a)    Included in accounts payable and other current liabilities.
(b)    Included in vehicles, net within assets under vehicle programs.
(c)    Included in debt within liabilities under vehicle programs.
(d)    Included in receivables from vehicle manufacturers and other within assets under vehicle programs.
(e)    Included in other within liabilities under vehicle programs.

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2025	2024	2023
Cash payments for lease liabilities within operating activities:
Property operating leases	$963	$947	$838
Vehicle finance leases	6	7	6
Vehicle operating leases	119	151	167
Cash payments for lease liabilities within financing activities:
Vehicle finance leases	$103	$105	$105
Non-cash activities - increase in right-of-use assets in exchange for lease liabilities:
Property operating leases	$1,086	$1,404	$1,079
Vehicle finance leases	74	102	118
Vehicle operating leases	81	112	191

Maturities of lease liabilities as of December 31, 2025 are as follows:

	Property Operating Leases	Vehicle Finance Leases	Vehicle Operating Leases
Within 1 year	$830	$79	$36
Between 1 and 2 years	654	8	5
Between 2 and 3 years	543	29	1
Between 3 and 4 years	434	—	1
Between 4 and 5 years	298	14	—
Thereafter	1,248	—	—
Total lease payments	4,007	130	43
Less: Imputed interest	(713)	—	(1)
Total	$3,294	$130	$42

 4.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) (shares in millions):

	Year Ended December 31,
	2025	2024	2023
Net income (loss) attributable to Avis Budget Group, Inc. for basic and diluted EPS	$(889)	$(1,821)	$1,632

Basic weighted average shares outstanding	35.2	35.5	38.3
Non-vested stock	—	—	0.5
Diluted weighted average shares outstanding	35.2	35.5	38.8

Earnings (loss) per share
Basic	$(25.25)	$(51.23)	$42.57
Diluted	$(25.25)	$(51.23)	$42.08

Diluted EPS was computed using the treasury stock method for non-vested stock. In computing diluted loss per share for the years ended December 31, 2025 and 2024, respectively, our number of diluted weighted average shares outstanding excludes the effect of non-vested stock as the effect would have been anti-dilutive. This occurs when a net loss is reported and the effect of using dilutive shares would be anti-dilutive.
The following table summarizes our outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS (shares in millions):

	As of December 31,
	2025	2024	2023
Non-vested stock (a)	0.3	0.4	0.1
__________
(a)The weighted average grant date fair value for anti-dilutive non-vested stock for 2025, 2024 and 2023 was $101.43, $134.69 and $198.92, respectively.

 5.    Restructuring and Other Related Charges

In 2024, we initiated a global restructuring plan to further right size our operations (“Global Rightsizing”). The costs associated with this initiative are primarily related to the operational scaling of processes, locations, and lines of business. We expect further restructuring expense of approximately $35 million related to this initiative to be incurred in 2026.

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

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded within our reportable segments for restructuring charges and corresponding payments and utilizations:

	Personnel Related	Facility Related	Other	Total
Balance as of January 1, 2023	$4	$—	$—	$4
Restructuring expense:
Cost Optimization	8	—	2	10
Brazil	—	—	1	1
Restructuring payment/utilization:
Cost Optimization	(8)	—	(2)	(10)
Brazil	—	—	(1)	(1)
Balance as of December 31, 2023	$4	$—	$—	$4
Restructuring expense:
Global Rightsizing (a)	19	—	17	36
Cost Optimization	—	—	1	1
Restructuring payment/utilization:
Global Rightsizing (a)	(12)	—	(8)	(20)
Cost Optimization	(1)	—	(3)	(4)
Balance as of December 31, 2024	$10	$—	$7	$17
Restructuring expense:
Global Rightsizing (a)	49	10	58	117
Restructuring payment/utilization:
Global Rightsizing (a)	(39)	(7)	(36)	(82)
Cost Optimization	(1)	—	—	(1)
Balance as of December 31, 2025	$19	$3	$29	$51
__________
(a)    Other includes the disposition of vehicles.

	Americas	International	Total
Balance as of January 1, 2023	$1	$3	$4
Restructuring expense:
Cost Optimization	7	3	10
Brazil	1	—	1
Restructuring payment/utilization:
Cost Optimization	(6)	(4)	(10)
Brazil	(1)	—	(1)
Balance as of December 31, 2023	2	2	4
Restructuring expense:
Global Rightsizing	19	17	36
Cost Optimization	1	—	1
Restructuring payment/utilization:
Global Rightsizing	(12)	(8)	(20)
Cost Optimization	(1)	(3)	(4)
Balance as of December 31, 2024	9	8	17
Restructuring expense:
Global Rightsizing	12	105	117
Restructuring payment/utilization:
Global Rightsizing	(20)	(62)	(82)
Cost Optimization	(1)	—	(1)
Balance as of December 31, 2025	$—	$51	$51

Other Related Charges

Officer Separation Costs

In February 2025, we announced that Joseph A. Ferraro, President and Chief Executive Officer, would transition to a Board Advisor role effective June 30, 2025. In connection with Mr. Ferraro’s departure, we recorded other related charges of approximately $14 million for the year ended December 31, 2025.

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

 7.    Intangible Assets
Intangible assets consisted of:

	As of December 31, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements (a)	$296	$243	$53	$306	$244	$62
Customer relationships (b)	257	240	17	244	221	23
Other (c)	56	51	5	52	47	5
Total	$609	$534	$75	$602	$512	$90

Unamortized Intangible Assets
Goodwill	$1,129			$1,071
Trademarks	$514			$511
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

Amortization expense relating to all intangible assets was as follows:

	Year Ended December 31,
	2025	2024	2023
License agreements	$14	$17	$14
Customer relationships	8	9	9
Other	1	4	6
Total	$23	$30	$29
Based on our amortizable intangible assets as of December 31, 2025, we expect amortization expense of approximately $22 million for 2026, $16 million for 2027, $11 million for 2028, $8 million for 2029 and $8 million for 2030, excluding effects of currency exchange rates.
The carrying amounts of goodwill and related changes are as follows:

	Americas	International	Total Company
Goodwill as of January 1, 2024	$2,138	$1,079	$3,217
Accumulated impairment losses as of January 1, 2024	(1,587)	(531)	(2,118)
Goodwill as of January 1, 2024	551	548	1,099
Acquisitions	—	2	2
Currency translation adjustments and other	(3)	(27)	(30)
Goodwill as of December 31, 2024	548	523	1,071
Currency translation adjustments and other	2	56	58
Goodwill as of December 31, 2025	$550	$579	$1,129

 8.    Vehicle Rental Activities
The components of vehicles, net within assets under vehicle programs are as follows:

	As of December 31,
	2025	2024
Rental vehicles (a)	$21,011	$20,094
Less: Accumulated depreciation	(2,859)	(3,143)
	18,152	16,951
Vehicles held for sale (a)	432	594
Vehicles, net investment in lease (b)	136	74
Vehicles, net	$18,720	$17,619
_________
(a)    For the year ended December 31, 2025, reflects long-lived asset impairment and other related charges, which reduced the carrying value of our rental vehicles to fair value. For the year ended December 31, 2024, reflects long-lived asset impairment and other related charges, which reduced the carrying value of our rental vehicles and vehicles held for sale to fair value. See Note 2 – Summary of Significant Accounting Policies.
(b)    See Note 17 – Related Party Transactions.

The components of vehicle depreciation and lease charges, net are summarized below:

	Year Ended December 31,
	2025	2024	2023
Depreciation expense	$2,657	$2,658	$2,228
Lease charges	120	151	167
(Gain) loss on sale of vehicles, net (a)	238	167	(656)
Vehicle depreciation and lease charges, net	$3,015	$2,976	$1,739
_________
(a)    For the year ended December 31, 2025, includes other fleet charges of $390 million related to the disposal of certain fleet in our Americas reportable segment.
As of December 31, 2025, 2024 and 2023, we had payables related to vehicle purchases included in liabilities under vehicle programs - other of $284 million, $203 million and $287 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $473 million, $287 million and $237 million, respectively.

 9.    Income Taxes

The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$14	$—
State	15	11	45
Foreign	75	70	43
Current income tax provision	90	95	88

Deferred:
Federal	37	(644)	77
State	(32)	(211)	47
Foreign	(29)	(50)	67
Deferred income tax provision (benefit)	(24)	(905)	191
Provision for (benefit from) income taxes	$66	$(810)	$279

Income (loss) before income taxes is comprised of the following:

	Year Ended December 31,
	2025	2024	2023
United States (U.S.)	$(1,082)	$(2,642)	$1,418
Foreign	153	15	496
Income (loss) before income taxes	$(929)	$(2,627)	$1,914

Deferred income tax assets, net is comprised of the following:

	As of December 31,
	2025	2024
Deferred income tax assets:
Net tax loss carryforwards	$1,853	$983
Long-term operating lease liabilities	840	807
Tax credits	119	405
Deferred interest expense	85	358
Accrued liabilities and deferred revenue	202	157
Depreciation and amortization	30	24
Provision for doubtful accounts	14	19
Other	26	28
Valuation allowance (a)	(127)	(83)
Deferred income tax assets	3,042	2,698

Deferred income tax liabilities:
Operating lease right-of-use assets	826	793
Depreciation and amortization	62	74
Prepaid expenses	36	32
Other	13	13
Deferred income tax liabilities	937	912
Deferred income tax assets, net	$2,105	$1,786
__________
(a)     The valuation allowance as of December 31, 2025 relates to tax loss carryforwards and certain deferred tax assets of $123 million and $4 million, respectively. The valuation allowance as of December 31, 2024 relates to tax loss carryforwards and certain deferred tax assets of $80 million and $3 million, respectively. The valuation allowances will be reduced when and if we determine it is more likely than not that the related deferred income tax assets will be realized.

Deferred income tax liabilities under vehicle programs is comprised of the following:

	As of December 31,
	2025	2024
Deferred income tax assets:
Depreciation and amortization	$73	$73
Other	10	20
Deferred income tax assets	83	93

Deferred income tax liabilities:
Depreciation and amortization	2,749	2,513
Other	11	22
Deferred income tax liabilities	2,760	2,535
Deferred income tax liabilities under vehicle programs, net	$2,677	$2,442
As of December 31, 2025, we had U.S. federal net operating loss carryforwards of approximately $6.7 billion. The net operating loss carryforwards have an indefinite utilization period pursuant to the Tax Act. Such net operating loss carryforwards are primarily related to accelerated depreciation of our U.S. vehicles. Currently, we do not record valuation allowances on the majority of our U.S. federal tax loss carryforwards as there are adequate deferred tax liabilities that could be realized within the carryforward period. As of December 31, 2025, we had foreign net operating loss carryforwards of approximately $1.3 billion, the majority of which has an indefinite utilization period.

As of December 31, 2025, we had indefinitely reinvested certain undistributed earnings of foreign subsidiaries for which we have not recognized deferred taxes. Estimating the amount of potential tax is not practicable because of the complexity and variety of assumptions necessary to compute the tax.
The reconciliation between the provision for (benefit from) income taxes at the U.S. federal statutory tax rate and our provision for (benefit from) income taxes and effective tax rate is as follows:

	Year Ended December 31,
	2025
	Amount	%
Provision for (benefit from) income taxes at U.S. federal statutory tax rate	$(195)	21.0%
State and local income taxes, net of federal tax (a)	(13)	1.4
Foreign tax effects	18	(2.0)
Tax credits (b)	263	(28.3)
Effect of cross-border tax laws	(12)	1.3
Nontaxable or nondeductible items	9	(1.0)
Changes in valuation allowances	(1)	0.1
Changes in unrecognized tax benefits	(5)	0.6
Other adjustments	2	(0.2)
Provision for (benefit from) income taxes and effective tax rate	$66	(7.1)%
__________
(a)Primarily California, Florida, Michigan and New York.
(b)For the year ended December 31, 2025, certain previously recognized federal tax credits were reversed, with a corresponding restoration of the related asset basis. In addition, we are monetizing a portion of our available tax credits. See Note 2 – Summary of Significant Accounting Policies – Variable Interest Entities (“VIE”) and Non-Controlling Interests for more information related to the Interpace Ventures transaction.

The reconciliation between the U.S. federal statutory tax rate and our effective tax rate for the years ended December 31, 2024 and 2023 previously disclosed in our Consolidated Financial Statements prior to the adoption of ASU 2023-09, “Improvements to Income Tax Disclosures,” is as follows:

	Year Ended December 31,
	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
Adjustments to reconcile to our effective tax rate:
State and local income taxes, net of federal tax benefits	6.0	4.0
Changes in valuation allowances	0.2	—
Statutory rate differences between foreign and U.S.	(0.9)	2.8
Tax credits	3.6	(11.7)
Stock-based compensation	0.1	(1.1)
Other nontaxable or nondeductible items	(0.2)	0.7
Other adjustments	1.0	(1.1)
Effective tax rate	30.8%	14.6%

The Organisation for Economic Cooperation and Development (“OECD”) published a proposal for the establishment of a global minimum tax rate of 15% (the “Pillar Two rule”), effective as of fiscal 2024. On January 5, 2026, the OECD released a comprehensive Side-by-Side package with respect to Pillar Two. This new guidance introduces new safe harbors and simplifications for U.S. and other multinational companies which would limit or prevent other countries from imposing tax on the U.S. profits of American companies. We are closely monitoring developments of the Pillar Two rule as the OECD continues to refine its technical guidance and member states implement tax laws and regulations based on Pillar Two proposals. Pillar Two did not have a material impact on our Consolidated Financial Statements for the year ended December 31, 2025.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, making permanent key provisions of the Tax Cuts and Jobs Act, including full expensing on qualified property, and modifications to the business interest expense limitation. As a result of this enactment, our deferred tax balances as December 31, 2025 reflect the new law, resulting in the deferral a significant portion of current federal tax over future periods. As our income tax provision includes both current and deferred components, the overall net impact to our Consolidated Statements of Operations is not significant. We are continuing to monitor additional provisions of the OBBBA that become effective through 2027 for potential future impact.

The following is a reconciliation of the gross amount of our unrecognized tax benefits:

	2025	2024	2023
Balance as of January 1	$58	$63	$53
Additions for tax positions related to current year	3	4	5
Additions for tax positions related to prior years	—	—	5
Reductions for tax positions related to prior years	(3)	(2)	—
Settlements	(15)	—	—
Statute of limitations	(6)	(4)	(2)
Currency translation adjustments	3	(3)	2
Balance as of December 31	$40	$58	$63
We are subject to taxation in the U.S. and various foreign jurisdictions. As of December 31, 2025, the 2007 through 2024 tax years generally remain subject to examination by the federal tax authorities. The 2012 through 2024 tax years generally remain subject to examination by various state and local tax authorities. In significant foreign jurisdictions, the 2017 through 2024 tax years generally remain subject to examination by their respective tax authorities.
Substantially all of the gross amount of unrecognized tax benefits as of December 31, 2025, 2024 and 2023, if recognized, would affect our provision for (benefit from) income taxes. As of December 31, 2025, our unrecognized tax benefits were offset by tax loss carryforwards and other deferred tax assets in the amount of $29 million.

The following table presents our unrecognized tax benefits:

	As of December 31,
	2025	2024
Unrecognized tax benefits in current income taxes payable (a)	$—	$17
Unrecognized tax benefits in non-current income taxes payable	14	17
Accrued interest payable on potential tax liabilities (b)	1	47
__________
(a)Pursuant to the agreements governing the disposition of certain subsidiaries in 2006, we were entitled to indemnification for certain predisposition tax contingencies. As of December 31, 2024, liabilities for unrecognized tax benefits associated with these tax contingencies were included in current income taxes payable within accounts payable and other current liabilities on our Consolidated Balance Sheets.
(b)We recognize potential interest expense related to unrecognized tax benefits within interest expense related to corporate debt, net on the accompanying Consolidated Statements of Operations. Penalties incurred during the years ended December 31, 2025, 2024 and 2023, were not significant and were recognized in the provision for (benefit from) income taxes.

Income tax payments, net of refunds is comprised of the following:

Year Ended December 31,
2025
Federal	$14
State and local
California	17
Illinois	(8)
Other state and local	2
Foreign
Australia	68
Canada	6
New Zealand	6
Other foreign	16
Income tax payments, net of refunds	$121

 10.    Other Current Assets
Other current assets consisted of:

	As of December 31,
	2025	2024
Prepaid expenses	$248	$239
Sales and use taxes	246	187
Other	202	236
Other current assets	$696	$662

 11.    Property and Equipment, net
Property and equipment, net consisted of:

	As of December 31,
	2025	2024
Land	$63	$61
Buildings and leasehold improvements	704	616
Capitalized software	943	981
Furniture, fixtures and equipment	509	484
Projects in process	134	92
Buses and support vehicles	94	94
	2,447	2,328
Less: Accumulated depreciation and amortization	(1,699)	(1,631)
Property and equipment, net	$748	$697
Depreciation and amortization expense relating to property and equipment during 2025, 2024 and 2023 was $208 million, $207 million, and $187 million, respectively (including $92 million, $102 million, and $101 million, respectively, of amortization expense relating to capitalized software). As of December 31, 2025 and 2024, we had payables related to property and equipment included in accounts payable and other current liabilities of $1 million and $10 million, respectively.

 12.    Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consisted of:

	As of December 31,
	2025	2024
Short-term operating lease liabilities	$680	$628
Accounts payable	453	450
Accrued sales and use taxes	391	305
Accrued advertising and marketing	246	258
Public liability and property damage insurance liabilities – current	284	245
Accrued interest	149	180
Deferred lease revenues – current	155	149
Accrued payroll and related	165	126
Other	342	359
Accounts payable and other current liabilities	$2,865	$2,700

 13.    Long-term Corporate Debt and Borrowing Arrangements
Long-term debt and other borrowing arrangements consisted of:

	Maturity Date	As of December 31,
		2025	2024
5.750% Senior Notes	July 2027	$645	$740
4.750% Senior Notes	April 2028	500	500
7.000% euro-denominated Senior Notes	February 2029	705	621
5.375% Senior Notes	March 2029	600	600
8.250% Senior Notes	January 2030	700	700
7.250% euro-denominated Senior Notes	July 2030	705	622
8.000% Senior Notes	February 2031	498	497
8.375% Senior Notes	June 2032	600	—
Floating Rate Term Loan (a)	July 2032	1,131	1,153
Other (b)		45	20
Deferred financing fees		(56)	(60)
Total		6,073	5,393
Less: Short-term debt and current portion of long-term debt		24	20
Long-term debt		$6,049	$5,373
_________
(a)The floating rate term loan is part of our senior revolving credit facility, which is secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property.
(b)Primarily includes finance leases, which are secured by liens on the related assets. These borrowings have weighted average interest rates which range from 5.35% to 5.61% as of December 31, 2025.
Term Loan
Floating Rate Term Loan due 2032. In February 2020, we amended our floating rate term loan and extended its maturity term to 2027. In July 2025, we amended our floating rate term loan, extending its maturity date from August 2027 to July 2032 and increasing the interest rate to SOFR plus 2.50%. As of December 31, 2025, the loan bears interest at one-month SOFR plus 2.50%, for an aggregate rate of 6.22%. We have entered into a swap to hedge $750 million of interest rate exposure related to the floating rate term loan at an aggregate rate of 4.01%.

Floating Rate Term Loan due 2025. In February 2025, we borrowed $500 million under a floating rate term loan due December 2025, which was part of our senior revolving credit facilities. The proceeds were primarily used to pay down fleet indebtedness. In June 2025, we fully repaid our outstanding borrowings under the floating rate term loan due 2025.
Floating Rate Term Loan due 2029. In March 2022, we borrowed $750 million under a floating rate term loan due March 2029, at a price of 97% of the aggregate principal amount, with interest paid monthly. In December 2023, we repaid approximately $200 million of our outstanding balance using the proceeds from the issuance of our 8.000% Senior Notes due February 2031. In October 2024, we fully repaid the outstanding borrowings under our floating rate term loan due 2029 using the proceeds from the issuance of our 8.250% Senior Notes due January 2030.
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

8.375% Senior Notes due June 2032. In May 2025, we issued $600 million of 8.375% Senior Notes due June 2032, at par, with interest payable semi-annually. We have the right to redeem these notes in whole or in part at any time prior to June 15, 2028 at the principal amount plus accrued interest and a make whole premium, or at any time on or after June 15, 2028 at a specified redemption price plus accrued interest. Net proceeds were used to repay our floating rate term loan due 2025 and a portion of our 5.750% Senior Notes due July 2027, with the remaining proceeds being used to repay outstanding fleet debt and for general corporate purposes.

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

In connection with the debt amendments and repayments for the years ended December 31, 2025 and 2024, we recorded $6 million and $19 million, respectively, in early extinguishment of debt costs.

The 5.750% Senior Notes, the 4.750% Senior Notes, the 5.375% Senior Notes, the 8.250% Senior Notes, the 8.000% Senior Notes, and the 8.375% Senior Notes are senior unsecured obligations of our Avis Budget Car Rental, LLC (“ABCR”) subsidiary, are guaranteed by us and certain of our domestic subsidiaries and rank equally in right of payment with all of our existing and future senior unsecured indebtedness.

The 7.000% euro-denominated Senior Notes and the 7.250% euro-denominated Senior Notes are unsecured obligations of our Avis Budget Finance plc subsidiary, are guaranteed on a senior basis by us and certain of our domestic subsidiaries and rank equally with all of our existing senior unsecured debt.

Debt Maturities
The following table provides contractual maturities of our corporate debt as of December 31, 2025:

Year	Amount
2026 (a)	$24
2027	668
2028	522
2029	1,322
2030	1,421
Thereafter	2,172
$6,129
__________
(a)These short-term borrowings have weighted average interest rates which range from 5.52% to 5.73% as of December 31, 2025.

Committed Credit Facilities And Available Funding Arrangements
As of December 31, 2025, the committed corporate credit facilities available to us and/or our subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2028 (a)	$2,000	$—	$1,701	$299
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

Uncommitted Standby Letter of Credit Facilities. We have other uncommitted standby letter of credit facilities (“SBLC facilities”) with an additional letter of credit capacity of up to $466 million. As of December 31, 2025, letters of credit totaling $466 million have been issued on our SBLC facilities, which results in no remaining available capacity.

Debt Covenants

The agreements governing our indebtedness contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries, the incurrence of additional indebtedness and/or liens by us and certain of our subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. Our senior credit facility also contains a maximum leverage ratio requirement. As of December 31, 2025, we were in compliance with the financial covenants governing our indebtedness.

 14.    Debt Under Vehicle Programs and Borrowing Arrangements
Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of December 31,
	2025	2024
Americas – Debt due to Avis Budget Rental Car Funding (a)	$14,447	$14,143
Americas – Debt borrowings (b)	2,202	1,160
International – Debt borrowings	2,480	2,159
International – Finance leases	130	143
Other	—	8
Deferred financing fees (c)	(71)	(77)
Total	$19,188	$17,536
__________
(a)Includes approximately $826 million and $751 million of Class R notes as of December 31, 2025 and December 31, 2024, respectively, which are held by us.
(b)Includes our Repurchase Facilities as of December 31, 2025 and 2024, and $965 million associated with the Interpace Ventures transaction as of December 31, 2025. See Note 2 – Summary of Significant Accounting Policies.
(c)Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of December 31, 2025 and December 31, 2024 were $51 million and $60 million, respectively.

Americas

Debt due to Avis Budget Rental Car Funding. Avis Budget Rental Car Funding, an unconsolidated bankruptcy remote qualifying special purpose limited liability company, issues privately placed notes to investors as well as to banks and bank-sponsored conduit entities. Avis Budget Rental Car Funding uses the proceeds from its note issuances to make loans to our wholly-owned subsidiary, AESOP Leasing LP (“AESOP Leasing”), on a continuing basis. AESOP Leasing is required to use the proceeds of such loans to acquire or finance the acquisition of vehicles used in our rental car operations. By issuing debt through the Avis Budget Rental Car Funding program, we pay a lower rate of interest than if we had issued debt directly to third parties. Avis Budget Rental Car Funding is not consolidated, as we are not the “primary beneficiary” of Avis Budget Rental Car Funding. We determined that we are not the primary beneficiary because we do not have the obligation to absorb the potential losses or receive the benefits of Avis Budget Rental Car Funding’s activities since our only significant source of variability in the earnings, losses or cash flows of Avis Budget Rental Car Funding is exposure to our own creditworthiness, due to our loan from Avis Budget Rental Car Funding. Because Avis Budget Rental Car Funding is not consolidated, AESOP Leasing’s loan obligations to Avis Budget Rental Car Funding are reflected as related party debt on our Consolidated Balance Sheets. We also have an asset within Assets under vehicle programs on our Consolidated Balance Sheets which represents securities issued to us by Avis Budget Rental Car Funding. AESOP Leasing is consolidated, as we are the “primary beneficiary” of AESOP Leasing; as a result, the vehicles purchased by AESOP Leasing remain on our Consolidated Balance Sheets. We determined we are the primary beneficiary of AESOP Leasing, as we have the ability to direct its activities, an obligation to absorb a majority of its expected losses and the right to receive the benefits of AESOP Leasing’s activities. AESOP Leasing’s vehicles and related assets, which as of December 31, 2025, approximate $16.2 billion and some of which are subject to manufacturer repurchase and guaranteed depreciation agreements, collateralize the debt issued by Avis Budget Rental Car Funding. The assets and liabilities of AESOP Leasing are presented on our Consolidated Balance Sheets within assets under vehicle programs and liabilities under vehicle programs, respectively. The assets of AESOP Leasing, included within assets under vehicle programs (excluding the investment in Avis Budget Rental Car Funding (AESOP) LLC—related party) are restricted. Such assets may be used only to repay the respective AESOP Leasing liabilities, included within Liabilities under vehicle programs, and to purchase new vehicles, although if certain collateral coverage requirements are met, AESOP Leasing may pay dividends from excess cash. The creditors of AESOP Leasing and Avis Budget Rental Car Funding have no recourse to our general credit. We periodically provide Avis Budget Rental Car Funding with non-contractually required support, in the form of equity and loans, to serve as additional collateral for the debt issued by Avis Budget Rental Car Funding.

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
The following table provides a summary of debt issued by Avis Budget Rental Car Funding during the years ended December 31, 2025 and 2024:

Issuance Date	Maturity Date	Weighted Average Interest Rate	Amount Issued
January 2025 (a)	August 2027	7.31%	$41
January 2025 (a)	April 2028	7.59%	75
January 2025 (a)	June 2028	7.31%	75
January 2025 (a)	December 2028	7.37%	72
January 2025 (a)	February 2029	7.52%	95
May 2025	August 2028	4.94%	250
May 2025	August 2030	5.26%	400
September 2025	February 2029	4.27%	250
September 2025	February 2031	4.52%	450
		5.33%	$1,708

January 2024	June 2029	5.51%	$1,200
February 2024	April 2026	6.24%	53
February 2024	April 2028	6.23%	52
February 2024	October 2026	6.18%	37
March 2024	October 2027	5.26%	400
March 2024	December 2029	5.35%	700
December 2024 (b)	February 2026	9.56%	88
December 2024 (b)	April 2026	9.56%	75
December 2024 (b)	October 2026	9.61%	53
December 2024 (b)	February 2027	9.65%	61
December 2024 (b)	April 2027	9.66%	65
December 2024 (b)	October 2027	9.67%	55
		6.04%	$2,839
__________
(a)During January 2025, Avis Budget Rental Car Funding issued additional notes under several previously outstanding series of debt. In April 2025 and June 2025, these notes were amended and restated.
(b)During December 2024, Avis Budget Rental Car Funding issued additional notes under several previously outstanding series of debt. In March 2025, these notes were amended and restated with weighted average interest rates of 8.52%, 8.46%, 7.26%, 7.32%, 7.35% and 7.43%, respectively.

We used the proceeds from these borrowings to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States. In connection with the issuance of alternative funding asset-backed securities by Interpace Funding in conjunction with the Interpace Ventures transaction, we repaid an aggregate amount of $965 million of notes issued by Avis Budget Rental Car Funding (AESOP) LLC pursuant to certain asset-backed variable financing facilities (see Note 2 – Summary of Significant Accounting Policies). Borrowings under the Avis Budget Rental Car Funding program primarily represent fixed rate notes and had a weighted average interest rate of 5.29% and 5.04% as of December 31, 2025 and 2024, respectively.

Debt borrowings. We finance the acquisition of vehicles used in our Canadian rental operations through a consolidated, bankruptcy remote special-purpose entity, which issues privately placed notes to investors and bank-sponsored conduits. We finance the acquisition of fleet for our truck rental operations in the United States through a combination of debt facilities and leases. In addition, we issued $965 million of alternative funding asset-backed securities by Interpace Funding in conjunction with the Interpace Ventures transaction (see Note 2 – Summary of Significant Accounting Policies). Further, throughout 2024 and 2025, we entered into several repurchase agreements (the “Repurchase Facilities”) pursuant to which we may sell certain of our Class D notes issued by our wholly-owned subsidiary, Avis Budget Rental Car Funding (AESOP) LLC, to the Repurchase Facility’s respective counterparty and repurchase such notes at a later date and subject to certain conditions set forth in the applicable Repurchase Facility. Transactions under the Repurchase Facilities may be extended at our sole discretion and the interest rate for such Repurchase Facility is simultaneously repriced in connection with such extensions.
The following table provides a summary of the Repurchase Facilities as of December 31, 2025:

Maturity Date	Interest Rate	Tenor	Amount Outstanding
January 2026	5.63%	1 month	$11
February 2026	4.98%	3 months	40
March 2026	4.79%	3 months	26
March 2026	4.79%	3 months	40
May 2026	5.68%	6 months	98
			$215
In January 2026, we extended the first repurchase facility to February 2026 and simultaneously repriced the interest rate.
As of December 31, 2025, we had $319 million of securities pledged as collateral for the Repurchase Facilities, included within investment in Avis Budget Rental Car Funding (AESOP) LLC—related party on our Consolidated Balance Sheets.
As of December 31, 2024, $116 million was outstanding under a Repurchase Facility, which had an interest rate of 6.64%. As of December 31, 2024, we had $195 million of securities pledged as collateral for the Repurchase Facility, included within investment in Avis Budget Rental Car Funding (AESOP) LLC—related party on our Consolidated Balance Sheets.
These debt borrowings represent a mix of fixed and floating rate debt and had a weighted average interest rate of 5.27% and 5.78% as of December 31, 2025 and 2024, respectively.

International

Debt borrowings. In EMEA we operate a European rental fleet securitization program which is used to finance fleet purchases for certain of our European operations. In February 2024, we amended our European rental fleet securitization program to increase its capacity from €1.7 billion to €1.9 billion, to add £200 million to our capacity within the program, and to extend the maturity of the program from 2024 to 2026. The International borrowings primarily represent floating rate notes and had a weighted average interest rate of 4.05% and 5.07% as of December 31, 2025 and 2024, respectively.

Finance leases. We obtain a portion of our International vehicles under finance lease arrangements. For the years ended December 31, 2025 and 2024, the weighted average interest rate on these borrowings was 3.81% and 5.07%, respectively. All finance leases are on a fixed repayment basis and interest rates are fixed at the contract date.

Debt Maturities
The following table provides the contractual maturities of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, as of December 31, 2025:

Debt under Vehicle Programs (a)
2026 (b)	$6,289
2027 (c)	5,855
2028 (d)	3,598
2029 (e)	2,698
2030	793
Thereafter	26
$19,259
__________
(a)    Vehicle-backed debt primarily represents asset-backed securities.
(b)    Includes $2.7 billion of bank and bank-sponsored facilities. These short-term borrowings have a weighted average interest rate of 4.25% as of December 31, 2025.
(c)    Includes $2.6 billion of bank and bank-sponsored facilities.
(d)    Includes $0.4 billion of bank and bank-sponsored facilities.
(e)    Includes $0.1 billion of bank and bank-sponsored facilities.

Committed Credit Facilities And Available Funding Arrangements
The following table presents available funding under our debt arrangements related to our vehicle programs, including related party debt due to Avis Budget Rental Car Funding, as of December 31, 2025:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas – Debt due to Avis Budget Rental Car Funding	$15,417	$14,447	$970
Americas – Debt borrowings	2,558	2,202	356
International – Debt borrowings	3,235	2,480	755
International – Finance leases	142	130	12
Total	$21,352	$19,259	$2,093
__________
(a)Capacity is subject to maintaining sufficient assets to collateralize debt. The total capacity for Americas — Debt due to Avis Budget Rental Car Funding includes increases from our asset-backed variable funding financing facilities. These facilities were most recently amended and extended in December 2025.
(b)The outstanding debt is collateralized by vehicles and related assets of $14.7 billion for Americas - Debt due to Avis Budget Rental Car Funding; $2.5 billion for Americas - Debt borrowings; $3.2 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants
The agreements under our vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions, and in some cases also require compliance with certain financial requirements. As of December 31, 2025, we are not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under our vehicle-backed funding programs.

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

In September 2014, Dawn Valli et al. v. Avis Budget Group Inc., et al. was filed in U.S. District Court for the District of New Jersey. The plaintiffs seek to represent a purported nationwide class of certain renters of vehicles from our Avis and Budget subsidiaries from September 30, 2008 through the present. The plaintiffs seek damages in connection with claims relating to alleged misrepresentations and omissions concerning charging customers for traffic infractions and related administrative fees. In October 2023, plaintiffs’ motion for class certification was denied as to their proposed nationwide class and granted as to a subclass, created at the Court’s discretion, of Avis Preferred and Budget Fastbreak members. In February 2026, plaintiffs agreed to limit the class to the period from September 30, 2008 through April 2016. We have been named as a defendant in other purported consumer class action lawsuits, including a class action filed against us in New Jersey seeking damages in connection with a breach of contract claim, which the Company intends to vigorously defend.

In 2025, two shareholders filed derivative suits in the United States District Court for the District of New Jersey alleging that the Company’s directors and officers breached their fiduciary duties in connection with the Company’s fleet strategy in 2024. The Company is named as a nominal defendant. On October 23, 2025, plaintiffs agreed to dismiss their cases without prejudice, and subsequently sought court approval to do so. The court ordered that notice of the voluntary dismissals be provided to Avis shareholders, and the Company anticipates that notice will be disseminated in February 2026.

In September 2025, we received a net pro rata settlement distribution of approximately $114 million in connection with the Company’s participation in a class action settlement in the In re Automotive Parts Antitrust Litigation, No. 2:12-md-02311 (E.D. Mich.), which is included within operating expenses in the Consolidated Statements of Operations.

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

Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable resolutions could occur. We estimate that the potential exposure resulting from adverse outcomes of current legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $40 million in excess of amounts accrued as of December 31, 2025. We do not believe that the impact should result in a material liability to us in relation to our consolidated financial condition or results of operations.

Commitments to Purchase Vehicles
We maintain agreements with vehicle manufacturers under which we have agreed to purchase approximately $6.8 billion of vehicles from manufacturers over the next 12 months, a $0.5 billion increase compared to December 31, 2024, financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.
Other Purchase Commitments
In the normal course of business, we make various commitments to purchase other goods or services from specific suppliers, including those related to marketing, advertising, computer services and capital expenditures. As of December 31, 2025, we had approximately $272 million of purchase obligations, which extend through 2029.
Concentrations
Concentrations of credit risk as of December 31, 2025 include risks related to our repurchase and guaranteed depreciation agreements with domestic and foreign automobile manufacturers, and primarily with respect to receivables for program cars that have been disposed of, but for which we have not yet received payment from the manufacturers.
Asset Retirement Obligations
We maintain a liability for asset retirement obligations. An asset retirement obligation is a legal obligation to perform certain activities in connection with the retirement, disposal or abandonment of assets. Our asset retirement obligations, which are measured at discounted fair values, are primarily related to the removal of underground fuel storage tanks at our rental facilities. The Consolidated Balance Sheets include liabilities for asset retirement obligations of $26 million and $25 million as of December 31, 2025 and 2024, respectively.
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

 16.    Stockholders' Equity
Cash Dividend Payments
During 2025 and 2024, we did not declare or pay any cash dividends. In December 2023, we paid a special cash dividend of $10.00 per share to all holders of our common stock as of December 15, 2023, totaling $355 million. Our ability to pay dividends to holders of our common stock is limited by our senior credit facility, the indentures governing our senior notes and our vehicle financing programs.
Share Repurchases
Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023 (the “Stock Repurchase Program”). During the year ended December 31, 2025, we did not repurchase shares of common stock under the Stock Repurchase Program. During the years ended December 31, 2024 and 2023, we repurchased approximately 4.9 million shares of common stock under the Stock Repurchase Program at a cost of approximately $935 million (excluding excise taxes due under the Inflation Reduction Act of 2022). As of December 31, 2025, approximately $757 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges (a)	Minimum Pension Liability Adjustment (b)	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2023	$(30)	$45	$(116)	$(101)
Other comprehensive income (loss) before reclassifications	27	5	(18)	14
Gross (gains) losses reclassified		(18)	5	(13)
Tax on (gains) losses reclassified		5	(1)	4
(Gains) losses reclassified from accumulated other comprehensive income (loss), net of tax	—	(13)	4	(9)
Net current-period other comprehensive income (loss)	27	(8)	(14)	5
Balance as of December 31, 2023	(3)	37	(130)	(96)
Other comprehensive income (loss) before reclassifications	(122)	15	10	(97)
Gross (gains) losses reclassified		(28)	5	(23)
Tax on (gains) losses reclassified		7	(1)	6
(Gains) losses reclassified from accumulated other comprehensive income (loss), net of tax	—	(21)	4	(17)
Net current-period other comprehensive income (loss)	(122)	(6)	14	(114)
Balance as of December 31, 2024	(125)	31	(116)	(210)
Other comprehensive income (loss) before reclassifications	77	(2)	9	84
Gross (gains) losses reclassified		(20)	4	(16)
Tax on (gains) losses reclassified		5	(1)	4
(Gains) losses reclassified from accumulated other comprehensive income (loss), net of tax	—	(15)	3	(12)
Net current-period other comprehensive income (loss)	77	(17)	12	72
Balance as of December 31, 2025	$(48)	$14	$(104)	$(138)
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries (see Note 9 – Income Taxes) and include a $24 million gain, net of tax, as of December 31, 2025 related to our hedge of our investment in euro-denominated foreign operations (See Note 20 – Financial Instruments).
(a)Amounts reclassified to interest expense.
(b)Amounts reclassified to selling, general and administrative expenses.

Redeemable Non-controlling Interests

The following table presents changes in our redeemable non-controlling interests:

2025
Balance as of January 1	$—
Net income (loss) (a)	(109)
Contributions	183
Balance as of December 31	$74
________
(a)    Represents the allocation of net income (loss) to the redeemable non-controlling interest holders under the HLBV method. See Note 2 – Summary of Significant Accounting Policies - Variable Interest Entities (“VIE”) and Non-Controlling Interests.

 17.    Related Party Transactions

Avis Mobility Ventures LLC

Avis Mobility Ventures LLC (“AMV”) is our former subsidiary. We ceased to have a controlling interest in AMV in 2022, and as a result we deconsolidated AMV from our financial statements. Our proportional share of AMV’s income or loss is included within other (income) expense, net in our Consolidated Statements of Operations. In June 2024, we settled approximately $12 million in receivables from AMV related to services we provided. In November 2025, we made a capital contribution of approximately $9 million to AMV. As of December 31, 2025, we own approximately 35% of AMV. We continue to provide vehicles, related fleet services, and certain administrative services to AMV to support their operations. The following tables provide amounts reported within our financial statements related to our equity method investment in AMV and these services.

The components of other (income) expense, net are summarized below:

	Year Ended December 31,
	2025	2024	2023
(Income) expense for services to AMV, net	$11	$2	$(22)
(Income) loss on equity method investment in AMV, net	7	7	25
Other (income) expense, net	$18	$9	$3

The following table provides amounts reported within our Consolidated Balance Sheets related to AMV:

	As of December 31,
	2025	2024
Receivables from AMV (a)	$6	$3
Equity method investment in AMV (b)	30	28
Vehicles, net investment in lease with AMV (c)	136	74
________
(a)    Included within other current assets.
(b)    Included within other non-current assets.
(c)    Included within vehicles, net. See Note 8 – Vehicle Rental Activities.

SRS Mobility Ventures, LLC

SRS Mobility Ventures, LLC is an affiliate of our largest shareholder, SRS Investment Management, LLC. SRS Mobility Ventures, LLC obtained a controlling interest in AMV in 2022. In August and October 2023, SRS Mobility Ventures, LLC made capital contributions to AMV, increasing their ownership to approximately 65%. In June 2024, SRS Mobility Ventures, LLC made a capital contribution of approximately $22 million to AMV. SRS Mobility Ventures, LLC’s ownership percentage remained at approximately 65% following these transactions. In November 2025, SRS Mobility Ventures, LLC made a capital contribution of approximately $16 million to AMV. As of December 31, 2025, they own approximately 65% of AMV.

 18.    Stock-Based Compensation

Our Amended and Restated Equity and Incentive Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock- or cash-based awards to employees, directors and other individuals who perform services for us and our subsidiaries. The maximum number of shares reserved for grant of awards under the plan is 22.5 million, with 2.9 million shares available as of December 31, 2025. We typically settle stock-based awards with treasury shares.
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
The activity related to stock units consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding as of January 1, 2025	306	$143.25
Granted (a)	289	66.01
Vested (b)	(133)	158.92
Forfeited	(43)	107.99
Outstanding and expected to vest as of December 31, 2025 (c)	419	$88.53	1	$54
Performance-based RSUs
Outstanding as of January 1, 2025	315	$159.62
Granted (a)	433	64.10
Vested (b)	(63)	192.76
Forfeited	(129)	131.74
Outstanding as of December 31, 2025	556	$87.91	1.4	$71
Outstanding and expected to vest as of December 31, 2025 (c)	106	$64.84	1.4	$14
__________
(a)Reflects the maximum number of stock units assuming achievement of all time- and performance-vesting criteria and does not include those for non-employee directors, which are discussed separately below. The weighted-average fair value of time- and performance-based RSUs granted in 2024 was $109.80 and $112.34, respectively, and the weighted-average fair value of time-and performance-based RSUs granted in 2023 was $204.17 and $204.13, respectively.
(b)The total fair value of time- and performance-based RSUs vested during 2025 and 2024 was $33 million and $32 million, respectively. The total fair value of time-, performance-, and market-based RSUs vested during 2023 was $21 million.
(c)Aggregate unrecognized compensation expense related to time- and performance-based RSUs amounted to $24 million and will be recognized over a weighted average vesting period of 1.1 years.

Non-employee Directors Deferred Compensation Plan
We grant stock awards on an annual basis to non-employee directors representing between 50% and 100% of a director’s annual compensation and such awards could be deferred under the Non-employee Directors Deferred Compensation Plan. During 2025, 2024 and 2023, we granted approximately 6,600, 4,400, and 4,000 awards, respectively, to non-employee directors. In October 2025, this plan was terminated.
Stock-Compensation Expense
During 2025, 2024 and 2023, we recorded stock-based compensation expense of $19 million ($14 million, net of tax), $19 million ($14 million, net of tax), and $30 million ($21 million, net of tax), respectively.

 19.    Employee Benefit Plans
Defined Contribution Savings Plans
We sponsor several defined contribution savings plans in the United States and certain foreign subsidiaries that provide certain of our eligible employees an opportunity to accumulate funds for retirement. We match portions of the contributions of participating employees on the basis specified by the plans. Our contributions to these plans were $32 million, $31 million, and $29 million during 2025, 2024 and 2023, respectively.
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
The components of net periodic (benefit) cost consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Service cost (a)	$3	$3	$3
Interest cost (b)	28	28	27
Expected return on plan assets (b)	(32)	(32)	(30)
Amortization of unrecognized amounts (b)	5	5	5
Net periodic cost (benefit)	$4	$4	$5
__________
(a)Primarily included in operating expenses.
(b)Included in selling, general and administrative expenses.

We use a measurement date of December 31st for our pension plans. The funded status of the pension plans were as follows:

	As of December 31,
Change in Benefit Obligation	2025	2024
Benefit obligation at end of prior year	$565	$620
Service cost	3	3
Interest cost	28	28
Actuarial (gain) loss	(13)	(43)
Plan amendments	(2)	(1)
Currency translation adjustments	29	(11)
Net benefits paid	(31)	(31)
Benefit obligation at end of current year	$579	$565

Change in Plan Assets
Fair value of assets at end of prior year	$510	$540
Actual return on plan assets	30	3
Employer contributions	6	4
Currency translation adjustments	21	(6)
Net benefits paid	(31)	(31)
Fair value of assets at end of current year	$536	$510
Amounts recognized in the statement of financial position consist of the following:

	As of December 31,
Funded Status	2025	2024
Classification of net balance sheet assets (liabilities):
Non-current assets	$47	$39
Current liabilities	(5)	(4)
Non-current liabilities	(85)	(90)
Net funded status	$(43)	$(55)
The following assumptions were used to determine pension obligations and pension costs for the principal plans in which our employees participated:

	For the Year Ended December 31,
U.S. Pension Benefit Plans	2025	2024	2023
Discount rate:
Net periodic benefit cost	5.51%	4.96%	5.18%
Benefit obligation	5.23%	5.51%	4.96%
Long-term rate of return on plan assets	6.00%	6.25%	6.25%

Non-U.S. Pension Benefit Plans
Discount rate:
Net periodic benefit cost	5.01%	4.40%	4.79%
Benefit obligation	5.22%	5.01%	4.40%
Long-term rate of return on plan assets	6.63%	5.97%	5.59%

To select discount rates for our defined benefit pension plans, we use a modeling process that involves matching the expected cash outflows of such plans, to yield curves constructed from portfolios of AA-rated fixed-income debt instruments. We use the average yields of the hypothetical portfolios as a discount rate benchmark.
Our expected rate of return on plan assets of 6.00% and 6.63% for the U.S. plans and non-U.S. plans, respectively, used to determine pension obligations and pension costs, are long-term rates based on historic plan asset returns in individual jurisdictions, over varying long-term periods combined with current market expectations and broad asset mix considerations.
As of December 31, 2025 and 2024, plans with projected benefit obligations in excess of plan assets had projected benefit obligations of $212 million and $330 million, respectively, and plan assets of $123 million and $236 million, respectively. As of December 31, 2025 and 2024, plans with accumulated benefit obligations in excess of plan assets had accumulated benefit obligations of $211 million and $327 million, respectively, and plan assets of $124 million and $236 million, respectively. The accumulated benefit obligation for all plans was $575 million and $561 million as of December 31, 2025 and 2024, respectively. We expect to contribute approximately $10 million to the plans in 2026.
Our defined benefit pension plans’ assets in the U.S. are invested in collective investment trusts in 2025 and primarily in mutual funds in prior years, while our assets in foreign subsidiaries are primarily invested in mutual funds. These may change in value due to various risks, such as interest rate and credit risk and overall market volatility. Due to the level of risk associated with investment securities, it is reasonably possible that changes in the values of the pension plans’ investment securities will occur in the near term and that such changes would materially affect the amounts reported in our financial statements.
The defined benefit pension plans’ investment goals and objectives are managed by us or Company-appointed and member-appointed trustees with consultation from independent investment advisors. While the objectives may vary slightly by country and jurisdiction, collectively we seek to produce returns on pension plan investments, which are based on levels of liquidity and investment risk that we believe are prudent and reasonable, given prevailing capital market conditions. The pension plans’ assets are managed in the long-term interests of the participants and the beneficiaries of the plans. A suitable strategic asset allocation benchmark is determined for each plan to maintain a diversified portfolio, taking into account government requirements, if any, regarding unnecessary investment risk and protection of pension plans’ assets. We believe that diversification of the pension plans’ assets is an important investment strategy to provide reasonable assurance that no single security or class of securities will have a disproportionate impact on the pension plans. As such, we allocate assets among traditional equity, fixed income (government issued securities, corporate bonds and short-term cash investments) and other investment strategies. Furthermore, assets are viewed as liability hedging assets or growth assets. Investment grade fixed income assets that mirror key characteristics of the pension liability and are anticipated to respond to market forces in a similar fashion to the pension liability are deemed to be liability hedging assets. Growth assets are all other assets within the portfolio that are anticipated to provide return above that of the pension liability.
The growth component’s purpose is to provide a total return that will help preserve the purchasing power of the assets. The pension plans hold various mutual funds and collective investment trusts that invest in equity securities and are diversified among funds that invest in large cap, small cap, growth, value, international stocks as well as funds that are intended to “track” an index, such as the S&P 500, and sub-investment grade fixed income. The growth investments in the portfolios will represent a greater assumption of market volatility and risk as well as provide higher anticipated total return over the long term. The growth component is expected to approximate 15%-25% of the plans’ assets.
The purpose of the liability hedging component is to provide a deflation hedge, to reduce the overall volatility of the pension plans’ assets in relation to the liability and to produce current income. The pension plans hold mutual funds and collective investment trusts that invest in securities issued by governments, government agencies and corporations. The liability hedging component is expected to approximate 60%-70% of the plans’ assets.
The purpose of the alternative investment component is to provide diversification and risk reduction through less correlated investment strategies with the goal of enhanced returns and downside protection. Alternative strategies are not used if they are designed solely to enhance return and/or employ significant leverage.

Diversification of asset categories, investment styles and managers is central to managing investment risk. We diversify our pension plans’ assets of various foreign subsidiaries in alternative investments. Our pension plans’ assets in the U.S. are not invested in alternatives. The alternative investment component is expected to approximate 5%-15% of the plans’ assets.
The following table presents the defined benefit pension plans’ assets measured at fair value:

	As of December 31, 2025
Asset Class	Level 1	Level 2	Level 3 (a)	Total
Cash equivalents and short-term investments	$4	$16	$—	$20
U.S. equities	—	11	—	11
Non-U.S. equities	6	15	—	21
Government bonds	11	50	—	61
Corporate bonds	4	41	—	45
Other assets	—	80	59	139
Other assets measured at net asset value (b)	—	—	—	239
Total assets	$25	$213	$59	$536

	As of December 31, 2024
Asset Class	Level 1	Level 2	Level 3 (a)	Total
Cash equivalents and short-term investments	$8	$12	$—	$20
U.S. equities	49	10	—	59
Non-U.S. equities	29	15	—	44
Government bonds	9	48	—	57
Corporate bonds	159	39	—	198
Other assets	—	73	59	132
Total assets	$254	$197	$59	$510
__________
(a)    For the years ended December 31, 2025 and 2024, we purchased and classified investments of $4 million and $2 million, respectively, as Level 3.
(b)    Includes assets invested in collective investment trusts, which have been measured at fair value using the net asset value per share practical expedient and have not been classified in the fair value hierarchy.
We estimate that future benefit payments from plan assets will be $36 million, $36 million, $37 million, $39 million, $39 million and $209 million for 2026, 2027, 2028, 2029, 2030 and 2031 to 2035, respectively.
Multiemployer Plans
We contribute to a number of multiemployer plans under the terms of collective-bargaining agreements that cover a portion of our employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects: (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; (iii) if we elect to stop participating in a multiemployer plan, we may be required to contribute to such plan an amount based on the under-funded status of the plan; and (iv) we have no involvement in the management of the multiemployer plans’ investments. For the years ended December 31, 2025, 2024, and 2023, we contributed $15 million, $10 million, and $10 million, respectively, to multiemployer plans.

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
Interest Rate Risk. We use various hedging strategies including interest rate swaps and interest rate caps to create what we deem an appropriate mix of fixed and floating rate assets and liabilities. We use interest rate swaps and interest rate caps to manage the risk related to our floating rate corporate debt and our floating rate vehicle-backed debt. We record the changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. We record the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, currently in earnings and are presented in the same line of the income statement expected for the hedged item. We estimate that approximately $14 million of gain currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.
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
There were no significant concentrations of credit risk with any individual counterparty or groups of counterparties as of December 31, 2025 or 2024, other than (i) risks related to our repurchase and guaranteed depreciation agreements with domestic and foreign automobile manufacturers, and primarily with respect to receivables for program cars that were disposed of, but for which we have not yet received payment from the manufacturers (see Note 2 – Summary of Significant Accounting Policies), (ii) receivables from Realogy and Wyndham related to certain contingent, income tax and other corporate liabilities assumed by Realogy and Wyndham in connection with their disposition, and (iii) risks related to leases which have been assumed by Realogy but of which we are a guarantor. Concentrations of credit risk associated with trade receivables are considered minimal due to our diverse customer base. We do not normally require collateral or other security to support credit sales.

Fair Value
Derivative instruments and hedging activities
As described above, derivative assets and liabilities consist principally of currency exchange contracts, interest rate swaps, interest rate caps and commodity contracts. We held derivative instruments with absolute notional values as follows:

	As of December 31,
	2025	2024
Foreign exchange contracts	$1,578	$1,704
Interest rate caps (a)	11,390	12,014
Interest rate swaps	750	750
__________
(a)Represents $7.1 billion of interest rate caps sold and approximately $4.3 billion of interest rate caps purchased as of December 31, 2025 and $8.9 billion of interest rate caps sold and approximately $3.1 billion of interest rate caps purchased as of December 31, 2024. These amounts exclude $3.3 billion and $5.8 billion of interest rate caps purchased by our Avis Budget Rental Car Funding subsidiary as of December 31, 2025 and 2024, respectively, as it is not consolidated by us.
Estimated fair values (Level 2) of derivative instruments are as follows:

	As of December 31, 2025		As of December 31, 2024
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$17	$—	$41	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	4	4	5	10
Interest rate caps (c)	1	1	3	12
Total	$22	$5	$49	$22
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
(c)Included in assets under vehicle programs or liabilities under vehicle programs.

The effects of financial instruments recognized in our Consolidated Financial Statements are as follows:

	Year Ended December 31,
	2025	2024	2023
Financial instruments designated as hedging instruments (a)
Interest rate swaps (b)	$(17)	$(6)	$(8)
Euro-denominated notes (c)	(124)	55	(21)
Financial instruments not designated as hedging instruments (d)
Foreign exchange contracts (e)	26	(47)	(12)
Interest rate caps (f)	—	—	(1)
Total	$(115)	$2	$(42)
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
(e)For the year ended December 31, 2025, included a $28 million gain in interest expense and a $2 million loss in operating expenses. For the year ended December 31, 2024, included a $47 million loss in interest expense. For the year ended December 31, 2023, included a $14 million loss in interest expense and a $2 million gain in operating expenses.
(f)Primarily included in vehicle interest, net.
Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

	As of December 31, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$24	$24	$20	$20
Long-term debt	6,049	6,214	5,373	5,452

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$14,396	$14,634	$14,083	$14,154
Vehicle-backed debt	4,791	4,822	3,441	3,469
Interest rate swaps and interest rate caps (a)	1	1	12	12
___________
(a)Derivatives in a liability position.

 21.    Segment Information
Our chief executive officer, who also serves as our chief operating decision-maker (“CODM”), assesses performance and allocates resources based upon the separate financial information of our operating segments. We aggregate certain of our operating segments into our reportable segments. In identifying our reportable segments, we also consider the management structure of the organization, the nature of services provided by our operating segments, the geographical areas and economic characteristics in which the segments operate, and other relevant factors.
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
Year Ended December 31, 2025

	Americas	International	Total
Revenues	$8,900	$2,752	$11,652

Significant segment expenses:
Operating (a)	4,598	1,303
Vehicle depreciation and lease charges, net (b)	2,026	599
Selling, general and administrative	942	424
Vehicle interest, net	782	136
Reportable segment Adjusted EBITDA	$552	$290	$842

Reconciliation of reportable segment Adjusted EBITDA to income (loss) before income taxes:

Reportable segment Adjusted EBITDA			$842
Non-vehicle related depreciation and amortization			229
Interest expense related to corporate debt, net:
Interest expense			11
Long-lived asset impairment and other related charges (c)			518
Other fleet charges			390
Restructuring and other related charges			117
Other (income) expense, net			18
Legal matters, net; cloud computing costs; and severe weather-related damages, net			(105)
Corporate and other (d)			593
Income (loss) before income taxes			$(929)
__________
(a)Excludes legal matters, net, cloud computing costs and severe weather-related damages, net.
(b)Excludes other fleet charges related to the disposal of certain fleet within our Americas reportable segment.
(c)Includes an impairment charge of approximately $518 million within our Americas reportable segment, related to the acceleration of the rotation of certain United States EV rental car vehicles in conjunction with the Interpace Ventures transaction. See Note 2 – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets.
(d)Consists of unallocated corporate expenses, including $411 million and $6 million of interest expense and early extinguishment of debt, respectively, which are not attributable to a particular reportable segment.

Year Ended December 31, 2024

	Americas	International	Total
Revenues	$9,111	$2,678	$11,789

Significant segment expenses:
Operating (a)	4,604	1,279
Vehicle depreciation and lease charges, net	2,301	675
Selling, general and administrative	868	409
Vehicle interest, net	787	154
Reportable segment Adjusted EBITDA	$551	$161	$712

Reconciliation of reportable segment Adjusted EBITDA to income (loss) before income taxes:

Reportable segment Adjusted EBITDA			$712
Non-vehicle related depreciation and amortization			234
Interest expense related to corporate debt, net:
Interest expense			4
Long-lived asset impairment and other related charges (b)			2,470
Restructuring and other related charges			37
Transaction-related costs, net			3
Other (income) expense, net			9
Legal matters, net; cloud computing costs; and severe weather-related damages, net			77
Corporate and other (c)			505
Income (loss) before income taxes			$(2,627)
__________
(a)Excludes legal matters, net, cloud computing costs and severe weather-related damages, net.
(b)Includes an impairment charge of approximately $2.3 billion related to the acceleration of the rotation of our fleet and a charge of $180 million related to the write-down of the carrying value of certain vehicles held for sale within our Americas reportable segment. See Note 2 – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets.
(c)Consists of unallocated corporate expenses, including $354 million and $19 million of interest expense and early extinguishment of debt, respectively, which are not attributable to a particular reportable segment.

Year Ended December 31, 2023

	Americas	International	Total
Revenues	$9,347	$2,661	$12,008

Significant segment expenses:
Operating (a)	4,425	1,209
Vehicle depreciation and lease charges, net	1,215	524
Selling, general and administrative	894	409
Vehicle interest, net	617	119
Reportable segment Adjusted EBITDA	$2,196	$400	$2,596

Reconciliation of reportable segment Adjusted EBITDA to income (loss) before income taxes:

Reportable segment Adjusted EBITDA			$2,596
Non-vehicle related depreciation and amortization			215
Interest expense related to corporate debt, net:
Interest expense			(6)
Restructuring and other related charges			11
Transaction-related costs, net			3
Other (income) expense, net			3
Legal matters, net and cloud computing costs			10
Corporate and other (b)			446
Income (loss) before income taxes			$1,914
__________
(a)Excludes legal matters, net and cloud computing costs.
(b)Consists of unallocated corporate expenses, including $302 million and $5 million of interest expense and early extinguishment of debt, respectively, which are not attributable to a particular reportable segment.

Provided below is information about our segment assets.

	Americas	International	Unallocated Assets (a)	Total
2025
Property and equipment additions	$79	$36	$103	$218
Assets exclusive of assets under vehicle programs	7,070	2,951	285	10,306
Assets under vehicle programs	17,312	3,639	—	20,951
Net long-lived assets	1,470	805	191	2,466

2024
Property and equipment additions	$109	$40	$53	$202
Assets exclusive of assets under vehicle programs	6,785	2,539	344	9,668
Assets under vehicle programs	16,058	3,315	—	19,373
Net long-lived assets	1,474	733	162	2,369

2023
Property and equipment additions	$126	$44	$103	$273
Assets exclusive of assets under vehicle programs	6,533	2,633	424	9,590
Assets under vehicle programs	19,285	3,694	—	22,979
Net long-lived assets	1,483	795	210	2,488
__________
(a)Includes unallocated corporate assets which are not attributable to a particular reportable segment.

Provided below is information classified based on the geographic location of our subsidiaries.

	United States	All Other Countries	Total
2025
Revenues	$8,395	$3,257	$11,652
Assets exclusive of assets under vehicle programs	6,851	3,455	10,306
Assets under vehicle programs	16,584	4,367	20,951
Net long-lived assets	1,487	979	2,466

2024
Revenues	$8,583	$3,206	$11,789
Assets exclusive of assets under vehicle programs	6,720	2,948	9,668
Assets under vehicle programs	15,295	4,078	19,373
Net long-lived assets	1,465	904	2,369

2023
Revenues	$8,775	$3,233	$12,008
Assets exclusive of assets under vehicle programs	6,460	3,130	9,590
Assets under vehicle programs	18,228	4,751	22,979
Net long-lived assets	1,507	981	2,488

 22.    Subsequent Event

In February 2026, we completed the acquisition of a licensee in North America for approximately $47 million, plus approximately $1 million in acquired fleet.

* * * *

Schedule II – Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period	Expense (Benefit)	Other Adjustments(a)	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31,
2025	$96	$74	$3	$(95)	$78
2024	87	87	(3)	(75)	96
2023	86	86	1	(86)	87

Tax Valuation Allowance:
Year Ended December 31,
2025	$85	$35	$9	$—	$129
2024	106	(6)	(15)	—	85
2023	103	(2)	5	—	106
__________
(a)Primarily currency translation adjustments.

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

4.11
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

10.5	Offer Letter dated June 7, 2025 between Daniel Cunha and Avis Budget Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 9, 2025).†
10.6
Separation and Advising Agreement between Joseph Ferraro and Avis Budget Group, Inc., dated as of July 24, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, dated October 28, 2025).†

10.7	Service Agreement between Jagdeep Pahwa and Avis Budget Services Limited, dated as of December 3, 2025.†
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

10.10
First Amendment, dated May 6, 2025, to the Fourth Amended and Restated Cooperation Agreement, dated as of December 23, 2022, by and among Avis Budget Group, Inc., SRS Investment Management, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 6, 2025).

10.11
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
10.13
Amendment to the Avis Budget Group, Inc. Amended and Restated Equity and Incentive Plan dated October 26, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, dated November 2, 2021).†

10.14	Form of Award Agreement - Restricted Stock Units (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 dated February 21, 2019).†
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

10.17
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

10.20	Termination Amendment, dated as of October 29, 2025, to the Avis Budget Group, Inc. Non-Employee Directors Deferred Compensation Plan, amended and restated as of January 1, 2019. †
10.21
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

10.24
Amendment to the Tax Sharing Agreement, dated July 28, 2006, among Avis Budget Group, Inc., Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, dated August 7, 2008).

10.25
Second Amended and Restated Base Indenture, dated as of June 3, 2004, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).

10.26
Supplemental Indenture No. 1, dated as of December 23, 2005, among Cendant Rental Car Funding (AESOP) LLC***, as Issuer, and The Bank of New York, as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 20, 2006).

10.27
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

10.28
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

10.29
Supplemental Indenture No. 4, dated as of January 31, 2025, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, dated May 8, 2025).

10.30
Supplemental Indenture No. 5, dated as of April 22, 2025, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, dated July 30, 2025).

10.31
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

10.32
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

10.33
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

10.34
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

10.37
First Amendment, dated as of December 23, 2005, among AESOP Leasing L.P., as Borrower, and Cendant Rental Car Funding (AESOP) LLC***, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004 (incorporated by reference to Exhibit 10.29(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, dated March 1, 2007).

10.38
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

10.41
Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004, among AESOP Leasing L.P., as Lessor, and Cendant Car Rental Group, Inc.**, as Lessee and as Administrator (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, dated August 2, 2004).

10.42
First Amendment, dated December 23, 2005, among AESOP Leasing L.P., as Lessor, and Cendant Car Rental Group, Inc.**, as Lessee and as Administrator, to the Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated January 20, 2006).

10.43
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

10.45
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

10.46
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

10.47
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

10.48
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

10.49
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

10.51
Sixth Amendment, dated as of April 22, 2025, among AESOP Leasing L.P., as Lessor, Avis Budget Car Rental, LLC, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, LLC, as Lessee, and Budget Rent A Car System, Inc., as Lessee, to the Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, dated July 30, 2025).

10.52
AESOP I Operating Sublease Agreement dated as of March 26, 2013, between Zipcar, Inc., as Sublessee and Avis Budget Car Rental, LLC, as Sublessor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, dated May 8, 2013).

10.53
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

10.54
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

10.55
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

10.56
First Amendment, dated as of March 28, 2025, to Sixth Amended and Restated Series 2010-6 Supplement, dated as of March 4, 2024, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2010-6 Agent (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, dated May 8, 2025).

10.57
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

10.58
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

10.59
First Amendment, dated as of March 28, 2025, to Fourth Amended and Restated Series 2015-3 Supplement, dated as of March 4, 2024, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2015-3 Agent (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, dated May 8, 2025).

10.60
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

10.61
Amended and Restated Series 2020-2 Supplement, dated as of December 27, 2024, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2020-2 Agent (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, dated February 14, 2025).

10.62
First Amendment, dated as of March 28, 2025, to the Amended and Restated Series 2020-2 Supplement, dated as of December 27, 2024, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2020-2 Agent (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, dated May 8, 2025).

10.63
Series 2021-1 Supplement dated as of May 18, 2021, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2021-1 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 21, 2021).

10.64
Series 2021-2 Supplement, dated as of November 17, 2021, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2021-2 Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated November 19, 2021).

10.65
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

10.68
Amended and Restated Series 2022-5 Supplement, dated as of December 27, 2024, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2022-5 Agent (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, dated February 14, 2025).

10.69
First Amendment, dated as of March 28, 2025, to the Amended and Restated Series 2022-5 Supplement, dated as of December 27, 2024, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2022-5 Agent (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, dated May 8, 2025).

10.70
Second Amended and Restated Series 2023-1 Supplement, dated as of April 9, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-1 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, dated July 30, 2025).

10.71
Second Amended and Restated Series 2023-2 Supplement, dated as of March 28, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-2 Agent (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, dated May 8, 2025).

10.72
Second Amended and Restated Series 2023-3 Supplement, dated as of March 28, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-3 Agent (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, dated May 8, 2025).

10.73
Second Amended and Restated Series 2023-4 Supplement, dated as of June 10, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-4 Agent (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, dated July 30, 2025).

10.74
Second Amended and Restated Series 2023-5 Supplement, dated as of March 28, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-5 Agent (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, dated May 8, 2025).

10.75
Second Amended and Restated Series 2023-6 Supplement, dated as of June 10, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-6 Agent (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, dated July 30, 2025).

10.76
Second Amended and Restated Series 2023-7 Supplement, dated as of April 9, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-7 Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, dated July 30, 2025).

10.77
Second Amended and Restated Series 2023-8 Supplement, dated as of June 10, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2023-8 Agent (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, dated July 30, 2025).

10.78
Amended and Restated Series 2024-1 Supplement, dated as of January 31, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2024-1 Agent (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, dated May 8, 2025).

10.79
Second Amended and Restated Series 2024-2 Supplement, dated as of March 28, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2024-2 Agent (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, dated May 8, 2025).

10.80
Amended and Restated Series 2024-3 Supplement, dated as of January 31, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2024-3 Agent (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, dated May 8, 2025).

10.81
Series 2025-1 Supplement, dated as of May 28, 2025, between Avis Budget Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2025-1 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 2, 2025).

10.82
First Amendment, dated July 21, 2025, to Series 2025-1 Supplement, dated as of May 28, 2025, between Avis Budget Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2025-1 Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, dated October 28, 2025).

10.83
Second Amendment, dated September 16, 2025, to Series 2025-1 Supplement, dated as of May 28, 2025, between Avis Budget Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2025-1 Agent (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, dated October 28, 2025).

10.84
Series 2025-2 Supplement, dated as of May 28, 2025, between Avis Budget Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2025-2 Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 2, 2025).

10.85
First Amendment, dated July 21, 2025, to Series 2025-2 Supplement, dated as of May 28, 2025, between Avis Budget Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2025-2 Agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, dated October 28, 2025).

10.86
Second Amendment, dated September 16, 2025, to Series 2025-2 Supplement, dated as of May 28, 2025, between Avis Budget Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2025-2 Agent (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, dated October 28, 2025).

10.87
Series 2025-3 Supplement, dated as of September 16, 2025, between Avis Budget Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2025-3 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 19, 2025).

10.88
Series 2025-4 Supplement, dated as of September 16, 2025, between Avis Budget Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2025-4 Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated September 19, 2025).

10.89
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

10.90
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

10.91
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

10.92
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

10.93
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

10.94
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

10.95
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

10.96
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

10.97
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

10.98
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

10.99
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

10.100
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

10.101	Base Indenture, dated as of December 30, 2025, between Interpace Funding LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.102
Series 2025-1 Supplement, dated as of December 30, 2025, by and among Interpace Funding LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Senior Administrative Agent, Wells Fargo Bank, N.A., as Junior Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Funding Agents, the APA Banks and the Junior Noteholders named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2025-1 Agent.

10.103	Administration Agreement, dated as of December 30, 2025, among Interpace Funding LLC, Avis Budget Car Rental, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.104	Master Motor Vehicle Operating Lease Agreement, dated as of December 30, 2025, between Interpace Funding LLC, as Lessor, and Avis Budget Car Rental, LLC, as Lessee and as Administrator.
19	Securities Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, dated February 14, 2025).
21	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Avis Budget Group, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, dated February 16, 2024).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted as Inline XBRL and contained in Exhibit 101.
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