Form 10-Q
period 2026-03-31
AVIS BUDGET GROUP, INC.
filed 2026-04-29
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

As of April 22, 2026, the number of shares outstanding of the registrant’s common stock was 35,324,986.

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

•levels of and volatility in travel demand, including volatility in airline passenger traffic;

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

We operate in a continuously changing business environment and new risk factors emerge from time to time. New risk factors, factors beyond our control, or changes in the impact of identified risk factors may cause actual results to differ materially from those set forth in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility if future results are materially different from those forecasted or anticipated. Other factors and assumptions not identified above, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 2 and “Risk Factors” in Item 1A in this quarterly report and in similarly-titled sections set forth in Item 7 and in Item 1A and in other portions of our 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2026 (the “2025 Form 10-K”), may contain forward-looking statements and involve uncertainties that could cause actual results to differ materially from those projected in any forward-looking statements.

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Avis Budget Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$2,530	$2,430

Expenses
Operating	1,422	1,353
Vehicle depreciation and lease charges, net	664	1,055
Selling, general and administrative	341	308
Vehicle interest, net	229	210
Non-vehicle related depreciation and amortization	58	56
Interest expense related to corporate debt, net:
Interest expense	109	97
Restructuring and other related charges	35	22
Transaction-related costs, net	6	—
Other (income) expense, net	6	6
Total expenses	2,870	3,107

Loss before income taxes	(340)	(677)
Benefit from income taxes	(106)	(173)
Net loss	(234)	(504)
Less: Net income attributable to non-controlling interests	49	1
Net loss attributable to Avis Budget Group, Inc.	$(283)	$(505)

Comprehensive loss attributable to Avis Budget Group, Inc.	$(281)	$(497)

Loss per share
Basic	$(8.01)	$(14.35)
Diluted	$(8.01)	$(14.35)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$528	$519
Receivables, net	832	878
Other current assets	819	696
Total current assets	2,179	2,093

Property and equipment, net	737	748
Operating lease right-of-use assets	3,182	3,239
Deferred income taxes	2,240	2,105
Goodwill	1,120	1,129
Other intangibles, net	624	589
Other non-current assets	382	403
Total assets exclusive of assets under vehicle programs	10,464	10,306

Assets under vehicle programs:
Program cash	118	94
Vehicles, net	18,093	18,720
Receivables from vehicle manufacturers and other	503	540
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	1,425	1,597
	20,139	20,951
Total assets	$30,603	$31,257

Liabilities, redeemable non-controlling interests and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$2,926	$2,865
Short-term debt and current portion of long-term debt	23	24
Total current liabilities	2,949	2,889

Long-term debt	6,021	6,049
Long-term operating lease liabilities	2,594	2,614
Other non-current liabilities	486	495
Total liabilities exclusive of liabilities under vehicle programs	12,050	12,047

Liabilities under vehicle programs:
Debt	4,788	4,792
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	13,603	14,396
Deferred income taxes	2,697	2,677
Other	747	387
	21,835	22,252
Commitments and contingencies (Note 13)

Redeemable non-controlling interests	120	74

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, in each period	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, in each period	1	1
Additional paid-in capital	6,607	6,622
Retained earnings	856	1,139
Accumulated other comprehensive loss	(136)	(138)
Treasury stock, at cost—102 shares, in each period	(10,743)	(10,753)
Stockholders’ equity attributable to Avis Budget Group, Inc.	(3,415)	(3,129)
Non-controlling interests	13	13
Total stockholders’ equity	(3,402)	(3,116)
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$30,603	$31,257

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(234)	$(504)
Adjustments to reconcile net loss to net cash provided by operating activities:
Vehicle depreciation	650	693
Amortization of right-of-use assets	309	262
(Gain) loss on sale of vehicles, net	(10)	334
Vehicle related reserves	71	101
Non-vehicle related depreciation and amortization	58	56
Amortization of debt financing fees	12	12
Stock-based compensation	1	6
Net change in assets and liabilities:
Receivables	46	40
Income taxes and deferred income taxes	(120)	(183)
Accounts payable and other current liabilities	(5)	95
Operating lease liabilities	(308)	(263)
Other, net	(36)	(30)
Net cash provided by operating activities	434	619

Investing activities
Property and equipment additions	(41)	(34)
Proceeds received on asset sales	1	1
Net assets acquired (net of cash acquired)	(13)	—
Other, net	8	—
Net cash used in investing activities exclusive of vehicle programs	(45)	(33)

Vehicle programs:
Investment in vehicles	(3,482)	(3,785)
Proceeds received on disposition of vehicles	3,785	3,090
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(294)	(384)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	464	397
	473	(682)
Net cash provided by (used in) investing activities	428	(715)

Avis Budget Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Financing activities
Proceeds from borrowings (original maturities greater than three months)	$—	$500
Payments on borrowings (original maturities greater than three months)	(10)	(18)
Repurchases of common stock	(7)	(3)
Debt financing fees	—	(2)
Net cash provided by (used in) financing activities exclusive of vehicle programs	(17)	477

Vehicle programs:
Proceeds from borrowings	6,624	6,926
Payments on borrowings	(7,413)	(7,303)
Debt financing fees	(16)	(2)
	(805)	(379)
Net cash provided by (used in) financing activities	(822)	98

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(7)	8

Net increase in cash and cash equivalents, program and restricted cash	33	10
Cash and cash equivalents, program and restricted cash, beginning of period	618	597
Cash and cash equivalents, program and restricted cash, end of period	$651	$607
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of December 31, 2025	137.1	$1	$6,622	$1,139	$(138)	(101.9)	$(10,753)	$(3,129)	$13	$(3,116)
Comprehensive income (loss):
Net income (loss)	—	—	—	(283)	—	—	—	(283)	1	(282)
Other comprehensive income (loss)	—	—	—	—	2	—	—	2	(1)	1
Total comprehensive income (loss)				(283)	2			(281)	—	(281)
Net activity related to restricted stock units	—	—	(15)	—	—	0.1	10	(5)	—	(5)
Balance as of March 31, 2026	137.1	$1	$6,607	$856	$(136)	(101.8)	$(10,743)	$(3,415)	$13	$(3,402)

Balance as of December 31, 2024	137.1	$1	$6,620	$2,029	$(210)	(102.0)	$(10,767)	$(2,327)	$10	$(2,317)
Comprehensive income (loss):
Net income (loss)	—	—	—	(505)	—	—	—	(505)	1	(504)
Other comprehensive income (loss)	—	—	—	—	8	—	—	8	—	8
Total comprehensive income (loss)				(505)	8			(497)	1	(496)
Net activity related to restricted stock units	—	—	(8)	—	—	0.1	10	2	—	2
Balance as of March 31, 2025	137.1	$1	$6,612	$1,524	$(202)	(101.9)	$(10,757)	$(2,822)	$11	$(2,811)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The operating results of acquired businesses are included in the accompanying Condensed Consolidated Financial Statements from the dates of acquisition. We consolidate joint venture activities when we have a controlling interest and record non-controlling interests within stockholders’ equity, temporary equity and the statement of comprehensive income equal to the percentage of ownership interest retained in such entities by the respective non-controlling party. Intercompany transactions have been eliminated in consolidation.

In presenting the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that may affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Condensed Consolidated Financial Statements contain all adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with our 2025 Annual Report on Form 10-K (the “2025 Form 10-K”).

Summary of Significant Accounting Policies

Our significant accounting policies are fully described in Note 2 – Summary of Significant Accounting Policies in our 2025 Form 10-K.

Cash and cash equivalents, Program cash and Restricted cash. The following table provides a detail of cash and cash equivalents, program and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows.

	As of March 31,
	2026	2025
Cash and cash equivalents	$528	$516
Program cash	118	87
Restricted cash (a)	5	4
Total cash and cash equivalents, program and restricted cash	$651	$607
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

Currency Transactions. Currency gains and losses resulting from foreign currency transactions are generally included in operating expenses within the Condensed Consolidated Statements of Comprehensive Income; however, the net gain or loss of currency transactions on intercompany loans and the unrealized gain or loss on intercompany loan hedges are included within interest expense related to corporate debt, net.
Variable Interest Entities (“VIE”) and Non-Controlling Interests. We review our investments to determine if they are VIEs. A VIE is an entity in which either (i) the equity investors as a group lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. Entities that are determined to be VIEs are consolidated if we are the primary beneficiary of the entity. The primary beneficiary possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. We will reconsider our original assessment of a VIE upon the occurrence of certain events such as contributions and redemptions, either by us, or third parties, or amendments to an entity’s governing documents. On an ongoing basis, we reconsider whether we are deemed to be a VIE’s primary beneficiary. We account for VIEs where we are not the primary beneficiary under the equity method.

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

As specified in the respective limited liability company agreements, the Class A members’ interests are redeemable based upon events that are not solely within our control. As such, the non-controlling interests were classified as redeemable non-controlling interests of $120 million and $74 million and presented outside of permanent equity on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively. See Note 14 – Stockholders' Equity for the components of redeemable non-controlling interests.

Investments. As of March 31, 2026 and December 31, 2025, we had investments with a carrying value of $121 million and $130 million, respectively, recorded within other non-current assets on the Condensed Consolidated Balance Sheets. Aggregate realized gains and losses on equity method investments are recorded within operating expenses on the Condensed Consolidated Statements of Comprehensive Income. For the three months ended March 31, 2026 and 2025, we recorded net gains from our equity method investments of $1 million and $2 million, respectively. In January 2026, we received an $8 million dividend, and in December 2025, we purchased additional shares for $1 million, relating to our equity method investment in our Greece licensee. See Note 15 – Related Party Transactions for our equity method investment in our former subsidiary, AMV.

Revenues. Revenues are recognized under Leases (Topic 842) with the exception of royalty fee revenue derived from our licensees and revenue related to our customer loyalty program, which were $46 million and $45 million during the three months ended March 31, 2026 and 2025, respectively.

The following table presents our revenues disaggregated by geography:

	Three Months Ended March 31,
	2026	2025
Americas	$1,962	$1,907
Europe, Middle East and Africa	375	361
Asia and Australasia	193	162
Total revenues	$2,530	$2,430

The following table presents our revenues disaggregated by brand:

	Three Months Ended March 31,
	2026	2025
Avis	$1,428	$1,372
Budget	952	885
Other (a)	150	173
Total revenues	$2,530	$2,430
__________
(a)Other includes Zipcar and other operating brands.

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

 2.    Leases

Lessor

The following table presents our lease revenues disaggregated by geography:

	Three Months Ended March 31,
	2026	2025
Americas	$1,941	$1,885
Europe, Middle East and Africa	355	342
Asia and Australasia	188	158
Total lease revenues	$2,484	$2,385

The following table presents our lease revenues disaggregated by brand:

	Three Months Ended March 31,
	2026	2025
Avis	$1,400	$1,345
Budget	940	874
Other (a)	144	166
Total lease revenues	$2,484	$2,385
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

The components of lease expense are as follows:

	Three Months Ended March 31,
	2026	2025
Property leases
Operating lease expense	$247	$232
Variable lease expense	69	59
Total property lease expense (a)	$316	$291
__________
(a)Primarily included within operating expenses.

Supplemental balance sheet information related to leases is as follows:

	As of	As of
	March 31,	December 31,
	2026	2025
Property leases
Operating lease right-of-use assets	$3,182	$3,239

Short-term operating lease liabilities (a)	$643	$680
Long-term operating lease liabilities	2,594	2,614
Operating lease liabilities	$3,237	$3,294

Weighted average remaining lease term	7.6 years	7.6 years
Weighted average discount rate	5.37%	5.35%
__________
(a)Included within accounts payable and other current liabilities.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2026	2025
Cash payments for lease liabilities within operating activities:
Property operating leases	$284	$235
Non-cash activities - increase in right-of-use assets in exchange for lease liabilities:
Property operating leases	$230	$326

 3.    Restructuring and Other Related Charges

In 2024, we initiated a global restructuring plan to further right size our operations (“Global Rightsizing”). The costs associated with this initiative are primarily related to the operational scaling of processes, locations, and lines of business. We expect further restructuring expense of approximately $24 million related to this initiative to be incurred this year.

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded within our reportable segments for restructuring charges and corresponding payments and utilizations:

	Personnel Related	Facility Related	Other	Total
Balance as of January 1, 2026	$19	$3	$29	$51

Restructuring expense:
Global Rightsizing (a)	18	1	9	28

Restructuring payment/utilization:
Global Rightsizing (a)	(14)	(1)	(31)	(46)

Balance as of March 31, 2026	$23	$3	$7	$33
__________
(a)Other includes the disposition of vehicles.

	Americas	International	Total
Balance as of January 1, 2026	$—	$51	$51

Restructuring expense:
Global Rightsizing	12	16	28

Restructuring payment/utilization:
Global Rightsizing	(8)	(38)	(46)

Balance as of March 31, 2026	$4	$29	$33

Other Related Charges

Officer Separation Costs

In February 2025, we announced that Joseph A. Ferraro, President and Chief Executive Officer, would transition to a Board Advisor role effective June 30, 2025. In connection with Mr. Ferraro’s departure, we recorded minimal other related charges for the three months ended March 31, 2026, and expect further expense of less than $1 million to be incurred this year.

Limited Voluntary Opportunity Plans (“LVOP”)

During the first quarter of 2026, our Americas segment offered a voluntary termination program to certain employees in field operations and general and administrative functions for a limited time. These employees, if qualified, elected resignation from employment in return for enhanced severance benefits to be settled in cash. For the three months ended March 31, 2026, we recorded other related charges of approximately $7 million in connection with the LVOP. As of March 31, 2026, approximately 200 employees elected to participate in the plan and the participants have been terminated.

 4.    Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share (“EPS”) (shares in millions):

	Three Months Ended March 31,
	2026	2025
Net loss attributable to Avis Budget Group, Inc. for basic and diluted EPS	$(283)	$(505)

Basic weighted average shares outstanding	35.3	35.2
Diluted weighted average shares outstanding (a)	35.3	35.2

Loss per share
Basic	$(8.01)	$(14.35)
Diluted (b)	$(8.01)	$(14.35)
__________
(a)For the three months ended March 31, 2026 and 2025, our number of diluted weighted average shares outstanding excludes the effect of non-vested stock as the effect would have been anti-dilutive. This occurs when a net loss is reported and the effect of using dilutive shares would be anti-dilutive. For the three months ended March 31, 2026 and 2025, 0.4 million and 0.5 million non-vested stock awards have an anti-dilutive effect and therefore have been excluded from the computation of diluted weighted average shares outstanding.
(b)Diluted loss per share was computed using the treasury stock method for non-vested stock.

 5.    Other Current Assets

Other current assets consisted of:

	As of	As of
	March 31,	December 31,
	2026	2025
Sales and use taxes	$311	$246
Prepaid expenses (a)	213	163
Prepaid vehicle license and registration (a)	115	85
Other	180	202
Other current assets	$819	$696
__________
(a)For the year ended December 31, 2025 balance, we reclassified $85 million of prepaid vehicle license and registration to conform to the current year presentation. This reclassification had no impact to other current assets.

 6.    Acquisitions

In February 2026, we completed the acquisition of a licensee in North America for approximately $47 million, plus approximately $1 million in acquired fleet, with approximately $31 million remaining to be paid through March 2027. This investment is in-line with our strategy to re-acquire licensees when advantageous to expand our footprint of Company-operated locations. In connection with this acquisition, approximately $43 million was recorded to other intangibles related to license agreements, which are being amortized over a weighted average useful life of approximately five years. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

 7.    Intangible Assets

Intangible assets consisted of:

	As of March 31, 2026			As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$337	$246	$91	$296	$243	$53
Customer relationships	254	240	14	257	240	17
Other	55	50	5	56	51	5
Total	$646	$536	$110	$609	$534	$75
Unamortized Intangible Assets
Goodwill	$1,120			$1,129
Trademarks	$514			$514

For the three months ended March 31, 2026 and 2025, amortization expense related to amortizable intangible assets was approximately $7 million and $6 million, respectively.

Based on our amortizable intangible assets as of March 31, 2026, we expect amortization expense of approximately $23 million for the remainder of 2026, $24 million for 2027, $19 million for 2028, $16 million for 2029, $16 million for 2030 and $7 million for 2031, excluding effects of currency exchange rates.

 8.    Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs are as follows:

	As of	As of
	March 31,	December 31,
	2026	2025
Rental vehicles (a)	$20,204	$21,011
Less: Accumulated depreciation	(2,618)	(2,859)
	17,586	18,152
Vehicles held for sale	361	432
Vehicles, net investment in lease (b)	146	136
Vehicles, net	$18,093	$18,720
__________
(a)For the year ended December 31, 2025, reflects long-lived asset impairment and other related charges, which reduced the carrying value of our rental vehicles to fair value.
(b)See Note 15 – Related Party Transactions.

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended March 31,
	2026	2025
Depreciation expense	$650	$693
Lease charges	24	28
(Gain) loss on sale of vehicles, net (a)	(10)	334
Vehicle depreciation and lease charges, net	$664	$1,055
__________
(a)For the three months ended March 31, 2025, includes other fleet charges of $390 million related to the disposal of certain fleet in our Americas reportable segment.

As of March 31, 2026 and 2025, we had payables related to vehicle purchases included in liabilities under vehicle programs - other of $649 million and $449 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $417 million and $231 million, respectively.

 9.    Income Taxes

Our effective tax rate for the three months ended March 31, 2026 was a benefit of 31.2%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to foreign income inclusions and foreign taxes associated with our International operations, as well as state taxes.

Our effective tax rate for the three months ended March 31, 2025 was a benefit of 25.6%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to foreign taxes on our International operations and state taxes.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, making permanent key provisions of the Tax Cuts and Jobs Act, including full expensing on qualified property, and modifications to the business interest expense limitation, as well as introducing phased-in modifications to certain foreign income inclusion provisions effective in 2026 and future periods. As a result of the enactment of OBBBA, our deferred tax balances as of March 31, 2026 reflect the new law. In addition, these phased-in provisions impacted our income tax expense and effective tax rate for the three months ended March 31, 2026; however, the overall impact on our condensed consolidated results of operations was not significant.

We continue to monitor the implementation of the Organisation for Economic Cooperation and Development (“OECD”) Pillar Two global minimum tax framework, including recent administrative guidance; however, it did not have a material impact on our condensed consolidated financial statements for the three months ended March 31, 2026.

 10.    Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	March 31,	December 31,
	2026	2025
Short-term operating lease liabilities	$643	$680
Accounts payable	488	453
Accrued sales and use taxes	376	391
Accrued advertising and marketing	255	246
Public liability and property damage insurance liabilities – current	269	284
Accrued interest	120	149
Deferred lease revenues - current	224	155
Accrued payroll and related	170	165
Other	381	342
Accounts payable and other current liabilities	$2,926	$2,865

 11.    Long-term Corporate Debt and Borrowing Arrangements

Long-term debt and other borrowing arrangements consisted of:

		As of	As of
	Maturity	March 31,	December 31,
	Date	2026	2025
5.750% Senior Notes	July 2027	$645	$645
4.750% Senior Notes	April 2028	500	500
7.000% euro-denominated Senior Notes	February 2029	693	705
5.375% Senior Notes	March 2029	600	600
8.250% Senior Notes	January 2030	700	700
7.250% euro-denominated Senior Notes	July 2030	694	705
8.000% Senior Notes	February 2031	498	498
8.375% Senior Notes	June 2032	600	600
Floating Rate Term Loan (a)	July 2032	1,129	1,131
Other (b)		37	45
Deferred financing fees		(52)	(56)
Total		6,044	6,073
Less: Short-term debt and current portion of long-term debt		23	24
Long-term debt		$6,021	$6,049
__________
(a)The floating rate term loan is part of our senior revolving credit facility, which is secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property. As of March 31, 2026, the floating rate term loan due 2032 bears interest at one-month Secured Overnight Financing Rate (“SOFR”) plus 2.50%, for an aggregate rate of 6.17%. We have entered into a swap to hedge $750 million of interest rate exposure related to the floating rate term loan at an aggregate rate of 4.01%.
(b)Primarily includes finance leases, which are secured by liens on the related assets.

Committed Credit Facilities And Available Funding Arrangements

As of March 31, 2026, the committed corporate credit facilities available to us and/or our subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2028 (a)	$2,000	$—	$1,613	$387
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

As of March 31, 2026, we have other uncommitted standby letter of credit facilities (“SBLC facilities”) with an additional letter of credit capacity of up to $457 million. As of March 31, 2026, letters of credit totaling $457 million have been issued on our SBLC facilities, which results in no remaining available capacity.

Debt Covenants

The agreements governing our indebtedness contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries, the incurrence of additional indebtedness and/or liens by us and certain of our subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. Our senior credit facility also contains a maximum leverage ratio requirement. As of March 31, 2026, we were in compliance with the financial covenants governing our indebtedness.

 12.    Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	March 31,	December 31,
	2026	2025
Americas - Debt due to Avis Budget Rental Car Funding (a)	$13,653	$14,447
Americas - Debt borrowings (b)	2,209	2,202
International - Debt borrowings (c)	2,476	2,480
International - Finance leases	130	130
Other	—	—
Deferred financing fees (d)	(77)	(71)
Total	$18,391	$19,188
__________
(a)Includes approximately $736 million and $826 million of Class R notes as of March 31, 2026 and December 31, 2025, respectively, which are held by us.
(b)Includes our Repurchase Facilities and $783 million and $965 million associated with the Interpace Ventures transaction as of March 31, 2026 and December 31, 2025, respectively. See Note 1 – Basis of Presentation.
(c)In February 2026, we amended our European rental fleet securitization program to increase its capacity to approximately €2.1 billion and £250 million and extended the maturity of the program to February 2029.
(d)Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of March 31, 2026 and December 31, 2025 were $50 million and $51 million, respectively.

The following table provides a summary of debt issued by Avis Budget Rental Car Funding during the three months ended March 31, 2026:

Issuance Date		Maturity Date	Weighted Average Interest Rate	Amount Issued
March 2026	(a)	August 2027	6.36%	$90
March 2026	(a)	June 2029	7.20%	164
March 2026		August 2029	4.62%	384
March 2026		August 2031	4.98%	284
			5.36%	$922
__________
(a)In March 2026, Avis Budget Rental Car Funding issued additional notes under several previously outstanding series of debt.

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

The following table provides a summary of the Repurchase Facilities as of March 31, 2026:

Maturity Date	Interest Rate	Tenor	Amount Outstanding
May 2026	4.76%	3 months	$40
June 2026	4.80%	3 months	25
June 2026	4.80%	3 months	39
June 2026	4.77%	3 months	24
June 2026	4.77%	3 months	44
June 2026	5.71%	3 months	86
			$258

As of March 31, 2026, we had $326 million of securities pledged as collateral for the Repurchase Facilities, included within investment in Avis Budget Rental Car Funding (AESOP) LLC—related party on our Condensed Consolidated Balance Sheets.

Debt Maturities

The following table provides the contractual maturities of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, as of March 31, 2026:

Debt under Vehicle Programs (a)
Within 1 year (b)	$4,421
Between 1 and 2 years (c)	5,034
Between 2 and 3 years (d)	5,468
Between 3 and 4 years	2,048
Between 4 and 5 years	1,015
Thereafter	482
Total	$18,468
__________
(a)    Vehicle-backed debt primarily represents asset-backed securities.
(b)    Includes $0.7 billion of bank and bank-sponsored facilities. These short-term borrowings have a weighted average interest rate of 4.56% as of March 31, 2026.
(c)    Includes $1.9 billion of bank and bank-sponsored facilities.
(d)    Includes $2 billion of bank and bank-sponsored facilities.

Committed Credit Facilities And Available Funding Arrangements

The following table presents available funding under our debt arrangements related to our vehicle programs, including related party debt due to Avis Budget Rental Car Funding, as of March 31, 2026:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding	$15,358	$13,653	$1,705
Americas - Debt borrowings	2,350	2,209	141
International - Debt borrowings	3,511	2,476	1,035
International - Finance leases	159	130	29
Total	$21,378	$18,468	$2,910
__________
(a)Capacity is subject to maintaining sufficient assets to collateralize debt. The total capacity for Americas - Debt due to Avis Budget Rental Car Funding includes increases from our asset-backed variable funding financing facilities. These facilities were most recently amended and extended in December 2025.
(b)The outstanding debt is collateralized by vehicles and related assets of $13.9 billion for Americas - Debt due to Avis Budget Rental Car Funding; $2.5 billion for Americas - Debt borrowings; $3.1 billion for International - Debt borrowings; and $0.1 billion for International - Finance leases.

Debt Covenants

The agreements under our vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions, and in some cases also require compliance with certain financial requirements. As of March 31, 2026, we are not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under our vehicle-backed funding programs.

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

In 2025, two shareholders filed derivative suits in the United States District Court for the District of New Jersey alleging that the Company’s directors and officers breached their fiduciary duties in connection with the Company’s fleet strategy in 2024. The Company was named as a nominal defendant. The court approved the voluntary dismissal of these two suits on April 21, 2026. These cases are now closed.

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

Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable resolutions could occur. We estimate that the potential exposure resulting from adverse outcomes of current legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $45 million in excess of amounts accrued as of March 31, 2026. We do not believe that the impact should result in a material liability to us in relation to our consolidated financial condition, results of operations or cash flows.

Commitments to Purchase Vehicles

We maintain agreements with vehicle manufacturers under which we have agreed to purchase approximately $5.1 billion of vehicles from manufacturers over the next 12 months, a $1.7 billion decrease compared to December 31, 2025, financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations

Concentrations of credit risk as of March 31, 2026 include risks related to our repurchase and guaranteed depreciation agreements with domestic and foreign automobile manufacturers, and primarily with respect to receivables for program cars that have been disposed of, but for which we have not yet received payment from the manufacturers.

 14.    Stockholders' Equity

Share Repurchases

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023 (the “Stock Repurchase Program”). During the three months ended March 31, 2026 and 2025, we did not repurchase shares of common stock under the Stock Repurchase Program. As of March 31, 2026, approximately $757 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.

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

The components of other comprehensive loss were as follows:

	Three Months Ended March 31,
	2026	2025
Net loss	$(234)	$(504)
Less: Net income attributable to non-controlling interests	49	1
Net loss attributable to Avis Budget Group, Inc.	(283)	(505)

Other comprehensive income (loss), net of tax
Currency translation adjustments, net of tax of $(6) and $14, respectively (a)	6	13
Net unrealized gain (loss) on cash flow hedges, net of tax of $1 and $3, respectively	(1)	(6)
Minimum pension liability adjustment, net of tax of $0, in each period	(3)	1
	2	8
Total comprehensive loss attributable to Avis Budget Group, Inc.	$(281)	$(497)
__________
(a)Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges (a)	Minimum Pension Liability Adjustment (b)	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2026	$(48)	$14	$(104)	$(138)
Other comprehensive income (loss) before reclassifications	6	2	(4)	4
Gross (gains) losses reclassified		(4)	1	(3)
Tax on (gains) losses reclassified		1	—	1
(Gains) losses reclassified from accumulated other comprehensive income (loss), net of tax	—	(3)	1	(2)
Net current-period other comprehensive income (loss)	6	(1)	(3)	2
Balance as of March 31, 2026	$(42)	$13	$(107)	$(136)

Balance as of January 1, 2025	$(125)	$31	$(116)	$(210)
Other comprehensive income (loss) before reclassifications	13	(2)	—	11
Gross (gains) losses reclassified		(5)	1	(4)
Tax on (gains) losses reclassified		1	—	1
(Gains) losses reclassified from accumulated other comprehensive income (loss), net of tax	—	(4)	1	(3)
Net current-period other comprehensive income (loss)	13	(6)	1	8
Balance as of March 31, 2025	$(112)	$25	$(115)	$(202)
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include $42 million gain, net of tax, as of March 31, 2026 related to our hedge of our investment in euro-denominated foreign operations (See Note 17 – Financial Instruments).
(a)Amounts reclassified to interest expense.
(b)Amounts reclassified to selling, general and administrative expenses.

Redeemable Non-controlling Interests

The following table presents changes in our redeemable non-controlling interests:

2026
Balance as of January 1	$74
Net income (loss) (a)	48
Distributions	(2)
Balance as of March 31	$120
________
(a)    Represents the allocation of net income (loss) to the redeemable non-controlling interest holders under the HLBV method. See Note 1 – Basis of Presentation - Variable Interest Entities (“VIE”) and Non-Controlling Interests.

 15.    Related Party Transactions

Avis Mobility Ventures LLC

Avis Mobility Ventures LLC (“AMV”) is our former subsidiary. We ceased to have a controlling interest in AMV in 2022, and as a result we deconsolidated AMV from our financial statements. Our proportional share of AMV’s income or loss is included within other (income) expense, net in our Condensed Consolidated Statements of Comprehensive Income. In November 2025, we made a capital contribution of approximately $9 million to AMV. As of March 31, 2026, we own approximately 35% of AMV. We continue to provide vehicles, related fleet services, and certain administrative services to AMV to support their operations. The following tables provide amounts reported within our financial statements related to our equity method investment in AMV and these services.

The components of other (income) expense, net are summarized below:

	Three Months Ended March 31,
	2026	2025
(Income) expense for services to AMV, net	$4	$4
(Income) loss on equity method investment in AMV, net	2	2
Other (income) expense, net	$6	$6

The following table provides amounts reported within our Condensed Consolidated Balance Sheets related to AMV:

	As of	As of
	March 31,	December 31,
	2026	2025
Receivables from AMV (a)	$6	$6
Equity method investment in AMV (b)	27	30
Vehicles, net investment in lease with AMV (c)	146	136
__________
(a)Included within other current assets.
(b)Included within other non-current assets.
(c)Included within vehicles, net. See Note 8 – Vehicle Rental Activities.

SRS Mobility Ventures, LLC

SRS Mobility Ventures, LLC is an affiliate of our largest shareholder, SRS Investment Management, LLC. SRS Mobility Ventures, LLC obtained a controlling interest in AMV in 2022. In November 2025, SRS Mobility Ventures, LLC made a capital contribution of approximately $16 million to AMV. As of March 31, 2026, they own approximately 65% of AMV.

 16.    Stock-Based Compensation

We recorded stock-based compensation expense of $1 million ($1 million, net of tax) and $6 million ($4 million, net of tax) during the three months ended March 31, 2026 and 2025, respectively.

As part of our declaration and payment of a special cash dividend in December 2023, we granted additional restricted stock units (“RSUs”) to our award holders with unvested shares as a dividend equivalent, which has been deferred until, and will not be paid unless, the shares of stock underlying the award vest.

In March 2026, the Company granted market-based RSUs that vest based on the level of total shareholder return. The grant date fair value of the market-based RSUs incorporates the total shareholder return metric, which is estimated using a Monte Carlo simulation model to estimate the Company’s ranking relative to an applicable stock index. The weighted average assumptions used in the Monte Carlo simulation model to calculate the fair value of the Company’s stock unit awards are outlined in the table below.

Three Months Ended March 31, 2026
Expected volatility of stock price	20.4%
Risk-free interest rate	3.68%
Valuation period	3 years
Dividend yield	—%

The activity related to stock units consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding as of January 1, 2026	419	$88.53
Granted (a)	157	101.88
Vested (b)	(161)	90.62
Forfeited	(22)	85.09
Outstanding and expected to vest as of March 31, 2026 (c)	393	$93.18	1.6	$57
Performance-based and market-based RSUs
Outstanding as of January 1, 2026	556	$87.91
Granted (a)	187	122.36
Vested	—	—
Forfeited	(212)	113.69
Outstanding as of March 31, 2026	531	$89.78	2.1	$77
Outstanding and expected to vest as of March 31, 2026 (c)	125	$122.36	2.1	$18
__________
(a)Reflects the maximum number of stock units assuming achievement of all time-, performance- and market-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time- and performance-based RSUs granted during the three months ended March 31, 2025 was $62.64.
(b)The total fair value of time-based RSUs vested during the three months ended March 31, 2026 was $15 million and the total fair value of time- and performance-based RSUs vested during the three months ended March 31, 2025 was $23 million.
(c)Aggregate unrecognized compensation expense related to time-, performance- and market-based RSUs amounted to $46 million and will be recognized over a weighted average vesting period of 1.7 years.

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

We held derivative instruments with absolute notional values as follows:

As of March 31, 2026
Foreign exchange contracts	$2,049
Interest rate caps (a)	13,410
Interest rate swaps	750
__________
(a)Represents $6.7 billion of interest rate caps sold and approximately $6.7 billion of interest rate caps purchased. These amounts exclude $0.2 billion of interest rate caps purchased by our Avis Budget Rental Car Funding subsidiary as it is not consolidated by us.

Estimated fair values (Level 2) of derivative instruments are as follows:

	As of March 31, 2026		As of December 31, 2025
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$16	$—	$17	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	12	14	4	4
Interest rate caps (c)	15	15	1	1
Total	$43	$29	$22	$5
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
(c)Included within assets under vehicle programs or liabilities under vehicle programs.

The effects of financial instruments recognized in our Condensed Consolidated Financial Statements are as follows:

	Three Months Ended March 31,
	2026	2025
Financial instruments designated as hedging instruments (a)
Interest rate swaps (b)	$(1)	$(6)
Euro-denominated notes (c)	17	(41)
Financial instruments not designated as hedging instruments (d)
Foreign exchange contracts (e)	5	(3)
Interest rate caps (f)	(1)	—
Total	$20	$(50)
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
(f)Primarily included within vehicle interest, net.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

	As of March 31, 2026		As of December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$23	$23	$24	$24
Long-term debt	6,021	6,011	6,049	6,214

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$13,603	$13,739	$14,396	$14,634
Vehicle-backed debt	4,773	4,808	4,791	4,822
Interest rate swaps and interest rate caps (a)	15	15	1	1
__________
(a)Derivatives in a liability position.

 18.    Segment Information

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

Provided below is information about our revenues, significant segment expenses, and reportable segment Adjusted EBITDA, together with a reconciliation of reportable segment Adjusted EBITDA to loss before income taxes.

	Three Months Ended March 31,
	2026			2025
	Americas	International	Total	Americas	International	Total
Revenues	$1,962	$568	$2,530	$1,907	$523	$2,430

Significant segment expenses:
Operating (a)	1,090	316		1,064	274
Vehicle depreciation and lease charges, net (b)	532	132		533	132
Selling, general and administrative	223	101		200	87
Vehicle interest, net	197	32		177	33
Reportable segment Adjusted EBITDA	$(80)	$(13)	$(93)	$(67)	$(3)	$(70)

Reconciliation of reportable segment Adjusted EBITDA to loss before income taxes:
			2026			2025
Reportable segment Adjusted EBITDA			$(93)			$(70)
Non-vehicle related depreciation and amortization			58			55
Interest expense related to corporate debt, net:
Interest expense			5			2
Other fleet charges			—			390
Restructuring and other related charges			35			22
Transaction-related costs, net			4			—
Other (income) expense, net			6			6
Other segment expenses (c)			1			1
Corporate and other (d)			138			131
Loss before income taxes			$(340)			$(677)
__________
(a)Excludes other segment expenses.
(b)For the three months ended March 31, 2025, excludes other fleet charges related to the disposal of certain fleet within our Americas reportable segment.
(c)Cloud computing costs for the three months ended March 31, 2026 and March 31, 2025, respectively.
(d)Consists of unallocated corporate expenses which are not attributable to a particular reportable segment. For the three months ended March 31, 2026 and 2025, includes $104 million and $95 million of interest expense, respectively.

Provided below is information about our segment assets.

	Americas	International	Unallocated Assets (a)	Total
Three Months Ended March 31, 2026
Property and equipment additions	$14	$6	$21	$41
As of March 31, 2026
Assets exclusive of assets under vehicle programs	7,281	2,906	277	10,464
Assets under vehicle programs	16,371	3,768	—	20,139
Net long-lived assets	1,497	789	195	2,481

Year Ended December 31, 2025
Property and equipment additions	$79	$36	$103	$218
As of December 31, 2025
Assets exclusive of assets under vehicle programs	7,070	2,951	285	10,306
Assets under vehicle programs	17,312	3,639	—	20,951
Net long-lived assets	1,470	805	191	2,466
__________
(a)Includes unallocated corporate assets which are not attributable to a particular reportable segment.

* * * *

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes included in this Quarterly Report on Form 10-Q and with our 2025 Form 10-K. Our actual results of operations may differ materially from those discussed in forward-looking statements as a result of various factors, including those discussed in “Forward-Looking Statements.” See “Forward-Looking Statements” and “Risk Factors” for additional information. Unless otherwise noted, all dollar amounts in tables are in millions.

OVERVIEW
Our Company

We operate three of the most globally recognized brands in mobility solutions, Avis, Budget and Zipcar together with several other brands well recognized in their respective markets. We are a leading vehicle rental operator in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet of approximately 620,000 vehicles in first quarter 2026. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

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

Business and Trends

Our strategy remains centered on driving sustainable growth through operational efficiency, analytics, customer experience and innovation. Additionally, during the fourth quarter of the fiscal year ended December 31, 2025, in conjunction with the Interpace Ventures transaction, we reviewed our fleet strategy, specific to certain United States EV rental car vehicles, and as a result shortened the useful life associated with such vehicles. We believe our strategies will continue to reinforce our competitive position, support long-term profitability, and deliver value to our stakeholders. During the three months ended March 31, 2026, we generated revenues of $2.5 billion, net loss of $234 million and Adjusted EBITDA loss of $113 million. These results were primarily driven by increased revenue per day, partially offset by decreased volume and higher per-unit fleet costs, excluding other fleet charges related to the disposal of certain fleet in our Americas reportable segment recorded in 2025.

We continue to be susceptible to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: interest rates, inflationary impact on items such as commodity prices and wages, cost of new vehicles, used car values, increases in the number of personal injury claims and cost per incident, government shutdowns, manufacturer recalls, and an economic downturn that may impact travel demand, all of which may be exacerbated by ongoing military conflicts, including in the Middle East and Eastern Europe. Additionally, uncertainty remains with respect to tariffs and tax regulations, and this uncertainty has had and may continue to have impacts on our operations. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, and future results of operations and cash flows.

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

During the three months ended March 31, 2026:

•Our revenues totaled $2.5 billion, an increase of $100 million year-over-year, primarily due to increased revenue per day.
•Our net loss attributable to Avis Budget Group, Inc. was $283 million, representing a decreased loss of $222 million year-over-year, primarily due to increased revenue per day and decreased fleet charges.
•Our Adjusted EBITDA loss was $113 million, representing an increased loss of $20 million year-over-year.

Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025
Our condensed consolidated results of operations comprised of the following:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenues	$2,530	$2,430	$100	4%

Expenses
Operating	1,422	1,353	69	5%
Vehicle depreciation and lease charges, net	664	1,055	(391)	(37%)
Selling, general and administrative	341	308	33	11%
Vehicle interest, net	229	210	19	9%
Non-vehicle related depreciation and amortization	58	56	2	4%
Interest expense related to corporate debt, net:
Interest expense	109	97	12	12%
Restructuring and other related charges	35	22	13	59%
Transaction-related costs, net	6	—	6	n/m
Other (income) expense, net	6	6	—	—%
Total expenses	2,870	3,107	(237)	(8%)

Loss before income taxes	(340)	(677)	337	50%
Benefit from income taxes	(106)	(173)	67	(39%)
Net loss	(234)	(504)	270	54%
Less: Net income attributable to non-controlling interests	49	1	48	n/m
Net loss attributable to Avis Budget Group, Inc.	$(283)	$(505)	$222	44%
__________
n/m - Not Meaningful

Revenues increased $100 million during the three months ended March 31, 2026 compared to the similar period in 2025, primarily due to a 3% increase in revenue per day, excluding exchange rate effects and a $51 million positive impact from currency exchange rate movements, partially offset by a 1% decrease in volume. Total expenses decreased 8% during the three months ended March 31, 2026 compared to the similar period in 2025, primarily due to other fleet charges related to the disposal of certain fleet in our Americas reportable segment recorded in 2025. Our effective tax rates were a benefit of 31.2% and 25.6% for the three months ended March 31, 2026 and 2025, respectively. As a result of these items, our net loss attributable to Avis Budget Group, Inc. resulted in a decrease of $222 million compared to the similar period in 2025. For the three months ended March 31, 2026 and 2025, we reported diluted loss per share of $8.01 and $14.35, respectively.

Operating expenses increased to 56.2% of revenue during the three months ended March 31, 2026 compared to 55.7% during the similar period in 2025, primarily due to increased facilities costs. Vehicle depreciation and lease charges decreased to 26.3% of revenue during the three months ended March 31, 2026 compared to 43.4% during the similar period in 2025, primarily due to other fleet charges related to the accelerated disposal of certain fleet in our Americas reportable segment recorded in 2025. Selling, general and administrative costs increased to 13.5% of revenue during the three months ended March 31, 2026 compared to 12.7% during the similar period in 2025, primarily due to increased commissions, marketing and other general and administrative costs. Vehicle interest costs increased to 9.0% of revenue during the three months ended March 31, 2026 compared to 8.6% during the similar period in 2025, primarily due increased interest rates, partially offset by decreased fleet levels.

Following is a more detailed discussion of the results of each of our reportable segments and corporate and other, together with a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2026		2025
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$1,962	$(80)	$1,907	$(67)
International	568	(13)	523	(3)
Corporate and other (a)	—	(20)	—	(23)
Total Company	$2,530	$(113)	$2,430	$(93)

Reconciliation of net loss to Adjusted EBITDA:
		2026		2025
Net loss		$(234)		$(504)
Benefit from income taxes		(106)		(173)
Loss before income taxes		(340)		(677)
Non-vehicle related depreciation and amortization		58		56
Interest expense related to corporate debt, net:
Interest expense		109		97
Other fleet charges (b)		—		390
Restructuring and other related charges		35		22
Transaction-related costs, net		6		—
Other (income) expense, net (c)		6		6
Legal matters, net (d)		1		1
Cloud computing costs (e)		12		12
Adjusted EBITDA		$(113)		$(93)
__________
(a)Includes unallocated corporate expenses which are not attributable to a particular segment.
(b)Costs reported within vehicle depreciation and lease charges, net related to the disposal of certain fleet in our Americas reportable segment.
(c)Primarily consists of gains or losses related to our equity method investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.
(d)Consists of $1 million reported within selling, general and administrative expenses for the three months ended March 31, 2026 and 2025, in each period.
(e)Reported within operating expenses.

Americas

	Three Months Ended March 31,
	2026	2025	% Change
Revenues	$1,962	$1,907	3%
Adjusted EBITDA	(80)	(67)	(19%)

Revenues increased during the three months ended March 31, 2026 compared to the similar period in 2025, primarily due to a 3% increase in revenue per day, excluding exchange rate effects and a $3 million positive impact from currency exchange rate movements.

Operating expenses were 55.6% of revenue during the three months ended March 31, 2026 compared to 55.8% during the similar period in 2025. Vehicle depreciation and lease charges decreased to 27.1% of revenue during the three months ended March 31, 2026 compared to 48.4% during the similar period in 2025, primarily due to other fleet charges related to the accelerated disposal of certain fleet recorded in 2025. Selling, general and administrative costs increased to 11.4% of revenue during the three months ended March 31, 2026 compared to 10.5% during the similar period in 2025, primarily due to increased commissions, marketing and other general and administrative costs. Vehicle interest costs increased to 10.0% of revenue during the three months ended March

31, 2026 compared to 9.3% during the similar period in 2025, primarily due to increased interest rates, partially offset by decreased fleet levels.

Adjusted EBITDA loss increased during the three months ended March 31, 2026 compared to the similar period in 2025, primarily due to increased operating expenses, selling, general and administrative costs and vehicle interest costs, partially offset by increased revenue per day, excluding exchange rate effects.

International

	Three Months Ended March 31,
	2026	2025	% Change
Revenues	$568	$523	9%
Adjusted EBITDA	(13)	(3)	n/m
__________
n/m - Not Meaningful

Revenues increased during the three months ended March 31, 2026 compared to the similar period in 2025, primarily due to a $48 million positive impact from currency exchange rate movements and a 3% increase in revenue per day, excluding exchange rate effects, partially offset by a 4% decrease in volume.
Operating expenses increased to 55.5% of revenue during the three months ended March 31, 2026 compared to 52.5% during the similar period in 2025, primarily due to increased fleet operating and facilities costs. Vehicle depreciation and lease charges decreased to 23.2% of revenue during the three months ended March 31, 2026 compared to 25.3% during the similar period in 2025, primarily due to decreased per-unit fleet costs, excluding exchange rate effects, driven by decreased fleet levels, partially offset by increased revenue. Selling, general and administrative costs increased to 17.9% of revenue during the three months ended March 31, 2026 compared to 16.7% during the similar period in 2025, primarily due to increased commissions, marketing and other general and administrative costs. Vehicle interest costs decreased to 5.7% of revenue during the three months ended March 31, 2026 compared to 6.3% during the similar period in 2025, primarily due to decreased fleet levels and sustained interest rates.

Adjusted EBITDA loss increased during the three months ended March 31, 2026 compared to the similar period in 2025, primarily due to increased operating expenses and selling, general and administrative costs and approximately a $5 million negative impact from currency exchange rate movements, partially offset by increased revenue per day, excluding exchange rate effects.

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

FINANCIAL CONDITION

	March 31, 2026	December 31, 2025	$ Change
Total assets exclusive of assets under vehicle programs	$10,464	$10,306	$158
Total liabilities exclusive of liabilities under vehicle programs	12,050	12,047	3
Assets under vehicle programs	20,139	20,951	(812)
Liabilities under vehicle programs	21,835	22,252	(417)
Redeemable non-controlling interests	120	74	46
Total stockholders’ equity	(3,402)	(3,116)	(286)

The decreases in both assets under vehicle programs and liabilities under vehicle programs are primarily due to the decrease in the size of our rental fleet and related debt.

The increase in redeemable non-controlling interests is due to net income allocated to the interest holders of the Interpace Ventures transaction. See Note 14 – Stockholders' Equity for the components of redeemable non-controlling interests. The decrease in total stockholders’ equity is primarily due to our net loss.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During 2026, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued approximately $922 million of asset-backed notes with expected final payment dates ranging from August 2027 to August 2031 and a weighted average interest rate of 5.36%. Avis Budget Rental Car Funding (AESOP) LLC has also amended and extended its asset-backed variable funding financing facilities, most recently in December 2025. The proceeds from these borrowings were used to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States.

In February 2026, we amended our European rental fleet securitization program to increase its capacity to approximately €2.1 billion and £250 million and extended the maturity of the program to February 2029.

In March 2026, we entered into an Equity Distribution Agreement with certain sales agents, in which we may sell, from time to time through or to the sales agents, as our agents or as principals, up to 5 million shares of our common stock (the “ATM Program”). The sales, if any, of the shares of our common stock made under the Equity Distribution Agreement may be made in sales deemed to be “at-the-market offerings.” As of March 31, 2026, we have not sold any shares of our common stock under the ATM Program.

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023 (the “Stock Repurchase Program”). Our stock repurchases may occur through open market purchases, privately negotiated transactions or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restricted payment capacity under our debt instruments and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time without prior notice. The Stock Repurchase Program has no set expiration or termination date. During the three months ended March 31, 2026, we did not repurchase shares of common stock under the Stock Repurchase Program. As of March 31, 2026, approximately $757 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.

CASH FLOWS

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2026	2025	$ Change
Cash provided by (used in):
Operating activities	$434	$619	$(185)
Investing activities	428	(715)	1,143
Financing activities	(822)	98	(920)
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(7)	8	(15)
Net change in cash and cash equivalents, program and restricted cash	33	10	23
Cash and cash equivalents, program and restricted cash, beginning of period	618	597	21
Cash and cash equivalents, program and restricted cash, end of period	$651	$607	$44

Cash provided by operating activities during the three months ended March 31, 2026 decreased when compared with the similar period in 2025, primarily due to changes in the components of working capital.

Cash provided by investing activities during the three months ended March 31, 2026 increased when compared with the similar period in 2025, primarily due to the increase in our proceeds received on vehicle sales and the decrease in our investment in vehicles.

Cash used in financing activities during the three months ended March 31, 2026 increased when compared with the similar period in 2025, primarily due to the decrease in both our corporate borrowings and borrowings under vehicle programs.

DEBT AND FINANCING ARRANGEMENTS

As of March 31, 2026, we had approximately $24.4 billion of indebtedness, including corporate indebtedness of approximately $6.0 billion and debt under vehicle programs of approximately $18.4 billion. For information regarding our debt and borrowing arrangements, see Note 1 – Basis of Presentation, Note 11 – Long-term Corporate Debt and Borrowing Arrangements and Note 12 – Debt Under Vehicle Programs and Borrowing Arrangements to our Condensed Consolidated Financial Statements.

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

As of March 31, 2026, we had $528 million of available cash and cash equivalents and access to $387 million of available borrowing capacity under our revolving credit facility, providing us with access to approximately $915 million of total liquidity.

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the consolidated first lien leverage ratio requirement and other covenants associated with our senior credit facilities and other borrowings. As of March 31, 2026, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2025 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2025 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $1.7 billion from December 31, 2025, to approximately $5.1 billion as of March 31, 2026 due to existing fleet levels. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Note 11 – Long-term Corporate Debt and Borrowing Arrangements and Note 12 – Debt Under Vehicle Programs and Borrowing Arrangements to our Condensed Consolidated Financial Statements.
CRITICAL ACCOUNTING ESTIMATES

Accounting Policies

The results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles (GAAP), we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they relate to future events and/or events that are outside of our control. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented within the section titled “Critical Accounting Estimates” of our 2025 Form 10-K are the accounting policies (related to goodwill and other indefinite-lived intangible assets, vehicles, income taxes and public liability, property damage and other insurance liabilities) that we believe require subjective and complex judgments that could potentially affect reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

New Accounting Standards

For detailed information regarding new accounting standards and their impact on our business, see Note 1 – Basis of Presentation to our Condensed Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and fuel prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used March 31, 2026 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded fuel. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded fuel would not have a material impact on our earnings for the period ended March 31, 2026. For additional information regarding our long-term borrowings and financial instruments, see Note 11 – Long-term Corporate Debt and Borrowing Arrangements, Note 12 – Debt Under Vehicle Programs and Borrowing Arrangements and Note 17 – Financial Instruments to our Condensed Consolidated Financial Statements.

Item 4.    Controls and Procedures

(a)Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.

(b)Changes in Internal Control Over Financial Reporting. During the first quarter of 2026, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding our legal proceedings, see Note 13 – Commitments and Contingencies to our Condensed Consolidated Financial Statements and refer to our 2025 Form 10-K.

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

Item 1A.    Risk Factors

During the quarter ended March 31, 2026, we had no material developments to report with respect to our risk factors. For additional information regarding our risk factors, please refer to our 2025 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023 (the “Stock Repurchase Program”). Under our Stock Repurchase Program, we may repurchase shares from time to time in open market transactions, and may also repurchase shares in accelerated share repurchases, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of repurchase transactions is determined by management based on our evaluation of market conditions, our share price, legal requirements, restricted payment capacity under our debt instruments and other factors. The Stock Repurchase Program may be suspended, modified or discontinued without prior notice. During the first quarter of 2026, no common stock repurchases were made under the Stock Repurchase Program. As of March 31, 2026, approximately $757 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.

Item 5.    Other Information

During the quarter ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

See Exhibit Index commencing on page 42 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date:	April 29, 2026	/s/ CATHLEEN DEGENOVA
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
10.1
Series 2026-1 Supplement, dated as of March 11, 2026, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2026-1 Agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 13, 2026).

10.2
Series 2026-2 Supplement, dated as of March 11, 2026, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2026-2 Agent. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 13, 2026).

10.3
Third Amendment, dated as of March 20, 2026, to Sixth Amended and Restated Series 2010-6 Supplement, dated as of March 4, 2024, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2010-6 Agent.

10.4
Third Amendment, dated as of March 20, 2026, to Fourth Amended and Restated Series 2015-3 Supplement, dated as of March 4, 2024, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2015-3 Agent.

10.5
First Amendment, dated as of March 25, 2026, to the Series 2022-1 Supplement, dated as of April 14, 2022, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and Series 2022-1 Agent.

10.6
First Amendment, dated as of March 25, 2026, to the Amended and Restated Series 2024-1 Supplement, dated as of January 31, 2025, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2024-1 Agent.

10.7
Equity Distribution Agreement, dated as of March 27, 2026, by and among Avis Budget Group, Inc. and BofA Securities, Inc., BNP Paribas Securities Corp., Credit Agricole Securities (USA) Inc., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, Scotia Capital (USA) Inc., SG Americas Securities, LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, dated March 27, 2026).

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