Form 10-Q
period 2026-06-30
AVIS BUDGET GROUP, INC.
filed 2026-07-29
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

As of July 22, 2026, the number of shares outstanding of the registrant’s common stock was 35,325,754.

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

•risks associated with litigation or governmental or regulatory inquiries, uncertainties related to the ability to recover amounts pursuant to settlement agreements, including risks related to the failure to obtain any necessary court approvals, timing related to such approvals and any potential termination of such settlement agreements, or any failure or inability to comply with laws, regulations or contractual obligations or any changes in laws, regulations or contractual obligations, including with respect to personally identifiable information and consumer privacy, labor and employment, and tax;

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Avis Budget Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$2,998	$3,039	$5,528	$5,469

Expenses
Operating	1,526	1,526	2,948	2,879
Vehicle depreciation and lease charges, net	583	636	1,247	1,691
Selling, general and administrative	385	396	726	704
Vehicle interest, net	232	229	461	439
Non-vehicle related depreciation and amortization	60	60	118	116
Interest expense related to corporate debt, net:
Interest expense	108	110	217	207
Early extinguishment of debt	3	3	3	3
Restructuring and other related charges	18	59	53	81
Transaction-related costs, net	9	—	15	—
Other (income) expense, net	1	5	7	11
Total expenses	2,925	3,024	5,795	6,131

Income (loss) before income taxes	73	15	(267)	(662)
Provision for (benefit from) income taxes	10	10	(96)	(163)
Net income (loss)	63	5	(171)	(499)
Less: Net income attributable to non-controlling interests	28	1	77	2
Net income (loss) attributable to Avis Budget Group, Inc.	$35	$4	$(248)	$(501)

Comprehensive income (loss) attributable to Avis Budget Group, Inc.	$22	$71	$(259)	$(426)

Earnings (loss) per share
Basic	$1.00	$0.10	$(7.01)	$(14.24)
Diluted	$0.98	$0.10	$(7.01)	$(14.24)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$558	$519
Receivables, net	936	878
Other current assets	1,014	696
Total current assets	2,508	2,093

Property and equipment, net	756	748
Operating lease right-of-use assets	3,197	3,239
Deferred income taxes	2,298	2,105
Goodwill	1,115	1,129
Other intangibles, net	614	589
Other non-current assets	375	403
Total assets exclusive of assets under vehicle programs	10,863	10,306

Assets under vehicle programs:
Program cash	126	94
Vehicles, net	19,589	18,720
Receivables from vehicle manufacturers and other	281	540
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	1,469	1,597
	21,465	20,951
Total assets	$32,328	$31,257

Liabilities, redeemable non-controlling interests and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$3,074	$2,865
Short-term debt and current portion of long-term debt	23	24
Total current liabilities	3,097	2,889

Long-term debt	5,999	6,049
Long-term operating lease liabilities	2,632	2,614
Other non-current liabilities	472	495
Total liabilities exclusive of liabilities under vehicle programs	12,200	12,047

Liabilities under vehicle programs:
Debt	5,414	4,792
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	14,436	14,396
Deferred income taxes	2,736	2,677
Other	769	387
	23,355	22,252
Commitments and contingencies (Note 13)

Redeemable non-controlling interests	147	74

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, in each period	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, in each period	1	1
Additional paid-in capital	6,612	6,622
Retained earnings	891	1,139
Accumulated other comprehensive loss	(149)	(138)
Treasury stock, at cost—102 shares, in each period	(10,743)	(10,753)
Stockholders’ equity attributable to Avis Budget Group, Inc.	(3,388)	(3,129)
Non-controlling interests	14	13
Total stockholders’ equity	(3,374)	(3,116)
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$32,328	$31,257

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(171)	$(499)
Adjustments to reconcile net loss to net cash provided by operating activities:
Vehicle depreciation	1,273	1,350
Amortization of right-of-use assets	583	533
(Gain) loss on sale of vehicles, net	(78)	280
Vehicle related reserves	136	175
Non-vehicle related depreciation and amortization	118	116
Amortization of debt financing fees	25	27
Early extinguishment of debt costs	3	3
Stock-based compensation	7	12
Net change in assets and liabilities:
Receivables	(63)	(56)
Income taxes and deferred income taxes	(170)	(220)
Accounts payable and other current liabilities	21	235
Operating lease liabilities	(582)	(535)
Other, net	(36)	35
Net cash provided by operating activities	1,066	1,456

Investing activities
Property and equipment additions	(109)	(85)
Proceeds received on asset sales	2	2
Net assets acquired (net of cash acquired)	(28)	—
Other, net	8	—
Net cash used in investing activities exclusive of vehicle programs	(127)	(83)

Vehicle programs:
Investment in vehicles	(7,763)	(8,755)
Proceeds received on disposition of vehicles	6,153	4,986
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(445)	(609)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	571	505
	(1,484)	(3,873)
Net cash used in investing activities	(1,611)	(3,956)

Avis Budget Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Financing activities
Proceeds from borrowings (original maturities greater than three months)	$302	$1,100
Payments on borrowings (original maturities greater than three months)	(315)	(610)
Repurchases of common stock	(7)	(3)
Debt financing fees	(9)	(12)
Net cash provided by (used in) financing activities exclusive of vehicle programs	(29)	475

Vehicle programs:
Proceeds from borrowings	12,723	14,086
Payments on borrowings	(12,043)	(12,075)
Debt financing fees	(28)	(15)
	652	1,996
Net cash provided by financing activities	623	2,471

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(9)	35

Net increase in cash and cash equivalents, program and restricted cash	69	6
Cash and cash equivalents, program and restricted cash, beginning of period	618	597
Cash and cash equivalents, program and restricted cash, end of period	$687	$603
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of March 31, 2026	137.1	$1	$6,607	$856	$(136)	(101.8)	$(10,743)	$(3,415)	$13	$(3,402)
Comprehensive income (loss):
Net income (loss)	—	—	—	35	—	—	—	35	1	36
Other comprehensive income (loss)	—	—	—	—	(13)	—	—	(13)	—	(13)
Total comprehensive income (loss)				35	(13)			22	1	23
Net activity related to restricted stock units	—	—	5	—	—	—	—	5	—	5
Balance as of June 30, 2026	137.1	$1	$6,612	$891	$(149)	(101.8)	$(10,743)	$(3,388)	$14	$(3,374)

Balance as of March 31, 2025	137.1	$1	$6,612	$1,524	$(202)	(101.9)	$(10,757)	$(2,822)	$11	$(2,811)
Comprehensive income (loss):
Net income (loss)	—	—	—	4	—	—	—	4	1	5
Other comprehensive income (loss)	—	—	—	—	67	—	—	67	—	67
Total comprehensive income (loss)				4	67			71	1	72
Net activity related to restricted stock units	—	—	6	—	—	—	—	6	—	6
Balance as of June 30, 2025	137.1	$1	$6,618	$1,528	$(135)	(101.9)	$(10,757)	$(2,745)	$12	$(2,733)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of December 31, 2025	137.1	$1	$6,622	$1,139	$(138)	(101.9)	$(10,753)	$(3,129)	$13	$(3,116)
Comprehensive income (loss):
Net income (loss)	—	—	—	(248)	—	—	—	(248)	2	(246)
Other comprehensive income (loss)	—	—	—	—	(11)	—	—	(11)	(1)	(12)
Total comprehensive income (loss)				(248)	(11)			(259)	1	(258)
Net activity related to restricted stock units	—	—	(10)	—	—	0.1	10	—	—	—
Balance as of June 30, 2026	137.1	$1	$6,612	$891	$(149)	(101.8)	$(10,743)	$(3,388)	$14	$(3,374)

Balance as of December 31, 2024	137.1	$1	$6,620	$2,029	$(210)	(102.0)	$(10,767)	$(2,327)	$10	$(2,317)
Comprehensive income (loss):
Net income (loss)	—	—	—	(501)	—	—	—	(501)	2	(499)
Other comprehensive income (loss)	—	—	—	—	75	—	—	75	—	75
Total comprehensive income (loss)				(501)	75			(426)	2	(424)
Net activity related to restricted stock units	—	—	(2)	—	—	0.1	10	8	—	8
Balance as of June 30, 2025	137.1	$1	$6,618	$1,528	$(135)	(101.9)	$(10,757)	$(2,745)	$12	$(2,733)

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

	As of June 30,
	2026	2025
Cash and cash equivalents	$558	$541
Program cash	126	57
Restricted cash (a)	3	5
Total cash and cash equivalents, program and restricted cash	$687	$603
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

Interpace Ventures Transaction

On September 30, 2025, we received a contribution of $12 million from a non-controlling interest party (“Class A Member”) in exchange for approximately 17% in a new joint venture establishing Interpace Ventures LLC (“Interpace Ventures”). On December 30, 2025, we completed the joint venture transaction and Interpace Ventures subsequently funded its wholly-owned subsidiary, Interpace Funding LLC (“Interpace Funding”), with the total contribution from both its Class A members, the third-party investors in the amount of $183 million, and the Company, as the Class B member. Interpace Funding was established to acquire, own, operate, manage, lease, and sell vehicles. This transaction was undertaken as part of our efforts to monetize a portion of our available tax credits. Additionally, in conjunction with this transaction, we reviewed our fleet strategy, specific to certain United States EV rental car vehicles, and as a result shortened the useful life associated with such vehicles.

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

As specified in the respective limited liability company agreements, the Class A members’ interests are redeemable based upon events that are not solely within our control. As such, the non-controlling interests were classified as redeemable non-controlling interests of $147 million and $74 million and presented outside of permanent equity on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively. See Note 14 – Stockholders' Equity for the components of redeemable non-controlling interests.

Investments. As of June 30, 2026 and December 31, 2025, we had investments with a carrying value of $125 million and $130 million, respectively, recorded within other non-current assets on the Condensed Consolidated Balance Sheets. Aggregate realized gains and losses on equity method investments are recorded within operating expenses on the Condensed Consolidated Statements of Comprehensive Income. For the three months ended June 30, 2026 and 2025, we recorded net gains from our equity method investments of $4 million and $3 million, respectively. For the six months ended June 30, 2026 and 2025, we recorded net gains from our equity method investments of $5 million, in each period. In January 2026, we received an $8 million dividend, and in December 2025, we purchased additional shares for $1 million, relating to our equity method investment in our Greece licensee. See Note 15 – Related Party Transactions for our equity method investment in our former subsidiary, AMV.

Revenues. Revenues are recognized under Leases (Topic 842) with the exception of royalty fee revenue derived from our licensees and revenue related to our customer loyalty program, which were $52 million and $50 million during the three months ended June 30, 2026 and 2025, respectively, and $98 million and $95 million during the six months ended June 30, 2026 and 2025, respectively.

The following table presents our revenues disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Americas	$2,288	$2,332	$4,250	$4,239
Europe, Middle East and Africa	551	564	926	925
Asia and Australasia	159	143	352	305
Total revenues	$2,998	$3,039	$5,528	$5,469

The following table presents our revenues disaggregated by brand:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Avis	$1,715	$1,718	$3,143	$3,090
Budget	1,136	1,133	2,088	2,018
Other (a)	147	188	297	361
Total revenues	$2,998	$3,039	$5,528	$5,469
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

 2.    Leases

Lessor

The following table presents our lease revenues disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Americas	$2,265	$2,308	$4,206	$4,193
Europe, Middle East and Africa	527	543	882	885
Asia and Australasia	154	138	342	296
Total lease revenues	$2,946	$2,989	$5,430	$5,374

The following table presents our lease revenues disaggregated by brand:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Avis	$1,682	$1,687	$3,082	$3,032
Budget	1,123	1,120	2,063	1,994
Other (a)	141	182	285	348
Total lease revenues	$2,946	$2,989	$5,430	$5,374
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

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Property leases
Operating lease expense	$245	$237	$492	$469
Variable lease expense	96	89	165	148
Total property lease expense (a)	$341	$326	$657	$617
__________
(a)Primarily included within operating expenses.

Supplemental balance sheet information related to leases is as follows:

	As of	As of
	June 30,	December 31,
	2026	2025
Property leases
Operating lease right-of-use assets	$3,197	$3,239

Short-term operating lease liabilities (a)	$621	$680
Long-term operating lease liabilities	2,632	2,614
Operating lease liabilities	$3,253	$3,294

Weighted average remaining lease term	8.1 years	7.6 years
Weighted average discount rate	5.45%	5.35%
__________
(a)Included within accounts payable and other current liabilities.

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2026	2025
Cash payments for lease liabilities within operating activities:
Property operating leases	$531	$474
Non-cash activities - increase in right-of-use assets in exchange for lease liabilities:
Property operating leases	$497	$553

 3.    Restructuring and Other Related Charges

In 2024, we initiated a global restructuring plan to right size our operations (“Global Rightsizing”). The costs associated with this initiative are primarily related to the operational scaling of processes, locations, and lines of business. We expect further restructuring expense of approximately $9 million related to this initiative to be incurred this year.

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded within our reportable segments for restructuring charges and corresponding payments and utilizations:

	Personnel Related	Facility Related	Other	Total
Balance as of January 1, 2026	$19	$3	$29	$51

Restructuring expense:
Global Rightsizing (a)	26	2	17	45

Restructuring payment/utilization:
Global Rightsizing (a)	(31)	(2)	(44)	(77)

Balance as of June 30, 2026	$14	$3	$2	$19
__________
(a)Other includes the disposition of vehicles.

	Americas	International	Total
Balance as of January 1, 2026	$—	$51	$51

Restructuring expense:
Global Rightsizing	13	32	45

Restructuring payment/utilization:
Global Rightsizing	(12)	(65)	(77)

Balance as of June 30, 2026	$1	$18	$19

Other Related Charges

Officer Separation Costs

In February 2025, we announced that Joseph A. Ferraro, President and Chief Executive Officer, would transition to a Board Advisor role effective June 30, 2025. In connection with Mr. Ferraro’s departure, for the three months ended June 30, 2026 and 2025 we recorded other related charges of $1 million and $8 million, respectively. For the six months ended June 30, 2026 and 2025, we recorded other related charges of $1 million and $8 million, respectively. We do not expect further expenses to be incurred this year.

Limited Voluntary Opportunity Plans (“LVOP”)

During the first quarter of 2026, our Americas segment offered a voluntary termination program to certain employees in field operations and general and administrative functions for a limited time. These employees, if qualified, elected resignation from employment in return for enhanced severance benefits to be settled in cash. In connection with the LVOP, we recorded minimal other related charges for the three months ended June 30, 2026 and $7 million for the six months ended June 30, 2026. As of June 30, 2026, approximately 200 employees elected to participate in the plan and have been terminated.

 4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to Avis Budget Group, Inc. for basic and diluted EPS	$35	$4	$(248)	$(501)

Basic weighted average shares outstanding	35.3	35.2	35.3	35.2
Non-vested stock (a)	0.4	0.2	—	—
Diluted weighted average shares outstanding (b)	35.7	35.4	35.3	35.2

Earnings (loss) per share
Basic	$1.00	$0.10	$(7.01)	$(14.24)
Diluted (c)	$0.98	$0.10	$(7.01)	$(14.24)
__________
(a)For the three months ended June 30, 2025, 0.1 million non-vested stock awards have an anti-dilutive effect and therefore have been excluded from the computation of diluted weighted average shares outstanding.
(b)For the six months ended June 30, 2026 and 2025, our number of diluted weighted average shares outstanding excludes the effect of non-vested stock as the effect would have been anti-dilutive. This occurs when a net loss is reported and the effect of using dilutive shares would be anti-dilutive. For the six months ended June 30, 2026 and 2025, 0.6 million and 0.4 million non-vested stock awards have an anti-dilutive effect and therefore have been excluded from the computation of diluted weighted average shares outstanding.
(c)Diluted earnings (loss) per share was computed using the treasury stock method for non-vested stock.

 5.    Other Current Assets

Other current assets consisted of:

	As of	As of
	June 30,	December 31,
	2026	2025
Sales and use taxes	$466	$246
Prepaid expenses (a)	219	163
Prepaid vehicle license and registration (a)	134	85
Other	195	202
Other current assets	$1,014	$696
__________
(a)For the year ended December 31, 2025 balance, we reclassified $85 million of prepaid vehicle license and registration to conform to the current year presentation. This reclassification had no impact to other current assets.

 6.    Acquisitions

In February 2026, we completed the acquisition of a licensee in North America for approximately $46 million, plus approximately $1 million in acquired fleet, with approximately $16 million remaining to be paid through March 2027. This investment is in-line with our strategy to re-acquire licensees when advantageous to expand our footprint of Company-operated locations. In connection with this acquisition, approximately $43 million was recorded to other intangibles related to license agreements, which are being amortized over a weighted average useful life of approximately five years. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

 7.    Intangible Assets

Intangible assets consisted of:

	As of June 30, 2026			As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$335	$250	$85	$296	$243	$53
Customer relationships	252	240	12	257	240	17
Other	55	51	4	56	51	5
Total	$642	$541	$101	$609	$534	$75
Unamortized Intangible Assets
Goodwill	$1,115			$1,129
Trademarks	$513			$514

For the three months ended June 30, 2026 and 2025, amortization expense related to amortizable intangible assets was approximately $8 million and $5 million, respectively. For the six months ended June 30, 2026 and 2025, amortization expense related to amortizable intangible assets was approximately $15 million and $11 million, respectively.

Based on our amortizable intangible assets as of June 30, 2026, we expect amortization expense of approximately $15 million for the remainder of 2026, $24 million for 2027, $19 million for 2028, $16 million for 2029, $16 million for 2030 and $7 million for 2031, excluding effects of currency exchange rates.

 8.    Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs are as follows:

	As of	As of
	June 30,	December 31,
	2026	2025
Rental vehicles (a)	$22,057	$21,011
Less: Accumulated depreciation	(2,846)	(2,859)
	19,211	18,152
Vehicles held for sale	207	432
Vehicles, net investment in lease (b)	171	136
Vehicles, net	$19,589	$18,720
__________
(a)For the year ended December 31, 2025, reflects long-lived asset impairment and other related charges, which reduced the carrying value of our rental vehicles to fair value.
(b)See Note 15 – Related Party Transactions.

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense	$623	$657	$1,273	$1,350
Lease charges	28	33	52	61
(Gain) loss on sale of vehicles, net (a)	(68)	(54)	(78)	280
Vehicle depreciation and lease charges, net	$583	$636	$1,247	$1,691
__________
(a)For the six months ended June 30, 2025, includes other fleet charges of $390 million related to the disposal of certain fleet in our Americas reportable segment.

As of June 30, 2026 and 2025, we had payables related to vehicle purchases included in liabilities under vehicle programs - other of $664 million and $630 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $190 million and $137 million, respectively.

 9.    Income Taxes

Our effective tax rate for the six months ended June 30, 2026 was a benefit of 36.0%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to foreign income inclusions and foreign taxes associated with our International operations, as well as state taxes.

Our effective tax rate for the six months ended June 30, 2025 was a benefit of 24.6%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to foreign taxes on our International operations and state taxes.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, making permanent key provisions of the Tax Cuts and Jobs Act, including full expensing on qualified property, and modifications to the business interest expense limitation, as well as introducing phased-in modifications to certain foreign income inclusion provisions effective in 2026 and future periods. As a result of the enactment of OBBBA, our deferred tax balances as of June 30, 2026 reflect the new law. In addition, these phased-in provisions impacted our income tax expense and effective tax rate for the three and six months ended June 30, 2026; however, the overall impact on our condensed consolidated results of operations was not significant.

We continue to monitor the implementation of the Organisation for Economic Cooperation and Development (“OECD”) Pillar Two global minimum tax framework, including recent administrative guidance; however, it did not have a material impact on our condensed consolidated financial statements for the three and six months ended June 30, 2026.

 10.    Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	June 30,	December 31,
	2026	2025
Short-term operating lease liabilities	$621	$680
Accounts payable	573	453
Accrued sales and use taxes	419	391
Accrued advertising and marketing	259	246
Public liability and property damage insurance liabilities – current	252	284
Accrued interest	136	149
Deferred lease revenues - current	278	155
Accrued payroll and related	171	165
Other	365	342
Accounts payable and other current liabilities	$3,074	$2,865

 11.    Long-term Corporate Debt and Borrowing Arrangements

Long-term debt and other borrowing arrangements consisted of:

		As of	As of
	Maturity	June 30,	December 31,
	Date	2026	2025
5.750% Senior Notes	July 2027	$348	$645
4.750% Senior Notes	April 2028	500	500
7.000% euro-denominated Senior Notes	February 2029	685	705
5.375% Senior Notes	March 2029	600	600
8.250% Senior Notes	January 2030	700	700
7.250% euro-denominated Senior Notes	July 2030	686	705
8.000% Senior Notes	February 2031	799	498
8.375% Senior Notes	June 2032	600	600
Floating Rate Term Loan (a)	July 2032	1,127	1,131
Other (b)		36	45
Deferred financing fees		(59)	(56)
Total		6,022	6,073
Less: Short-term debt and current portion of long-term debt		23	24
Long-term debt		$5,999	$6,049
__________
(a)The floating rate term loan is part of our senior revolving credit facilities, which is secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property. As of June 30, 2026, the floating rate term loan due 2032 bears interest at one-month Secured Overnight Financing Rate (“SOFR”) plus 2.50%, for an aggregate rate of 6.14%. We have entered into a swap to hedge $750 million of interest rate exposure related to the floating rate term loan at an aggregate rate of 4.01%.
(b)Primarily includes finance leases, which are secured by liens on the related assets.

In May 2026, we issued an additional $300 million of 8.000% Senior Notes due February 2031. Net proceeds were used to redeem a portion of our 5.750% Senior Notes due July 2027.

In June 2026, we redeemed $300 million of our outstanding 5.750% Senior Notes due July 2027.

Committed Credit Facilities And Available Funding Arrangements

As of June 30, 2026, the committed corporate credit facilities available to us and/or our subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2028 (a)	$200	$—	$—	$200
Senior revolving credit facility maturing 2031 (a)	$2,000	$—	$1,729	$271
__________
(a)The senior revolving credit facilities bear interest at one-month SOFR plus 2.00% and are part of our senior credit facilities, which include the floating rate term loan and the senior revolving credit facilities, and which are secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property.

In June 2026, we refinanced our existing $2 billion senior revolving credit facility with a new $2 billion senior revolving credit facility with a maturity in June 2031 and also established a new $200 million senior revolving credit facility with a maturity in June 2028.

As of June 30, 2026, we have other uncommitted standby letter of credit facilities (“SBLC facilities”) with an additional letter of credit capacity of up to $464 million. As of June 30, 2026, letters of credit totaling $464 million have been issued on our SBLC facilities, which results in no remaining available capacity.

Debt Covenants

The agreements governing our indebtedness contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries, the incurrence of additional indebtedness and/or liens by us and certain of our subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. Our senior credit facilities also contain a maximum leverage ratio requirement. As of June 30, 2026, we were in compliance with the financial covenants governing our indebtedness.

 12.    Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	June 30,	December 31,
	2026	2025
Americas - Debt due to Avis Budget Rental Car Funding (a)	$14,489	$14,447
Americas - Debt borrowings (b)	2,232	2,202
International - Debt borrowings (c)	3,055	2,480
International - Finance leases	155	130
Other	—	—
Deferred financing fees (d)	(81)	(71)
Total	$19,850	$19,188
__________
(a)Includes approximately $780 million and $826 million of Class R notes as of June 30, 2026 and December 31, 2025, respectively, which are held by us.
(b)Includes our Repurchase Facilities and $694 million and $965 million associated with the Interpace Ventures transaction as of June 30, 2026 and December 31, 2025, respectively. See Note 1 – Basis of Presentation.
(c)In February 2026, we amended our European rental fleet securitization program to increase its capacity to approximately €2.1 billion and £250 million and extended the maturity of the program to February 2029.
(d)Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of June 30, 2026 and December 31, 2025 were $53 million and $51 million, respectively.

The following table provides a summary of debt issued by Avis Budget Rental Car Funding during the six months ended June 30, 2026:

Issuance Date		Maturity Date	Weighted Average Interest Rate	Amount Issued
March 2026	(a)	August 2027	6.36%	$90
March 2026	(a)	June 2029	7.20%	164
March 2026		August 2029	4.62%	384
March 2026		August 2031	4.98%	284
June 2026		April 2030	5.14%	250
June 2026		December 2031	5.46%	400
			5.35%	$1,572
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

The following table provides a summary of the Repurchase Facilities as of June 30, 2026:

Maturity Date	Interest Rate	Tenor	Amount Outstanding
August 2026	4.74%	3 months	$39
September 2026	4.84%	3 months	25
September 2026	4.84%	3 months	39
September 2026	4.76%	3 months	24
September 2026	4.76%	3 months	42
September 2026	5.70%	3 months	86
			$255
As of June 30, 2026, we had $326 million of securities pledged as collateral for the Repurchase Facilities, included within investment in Avis Budget Rental Car Funding (AESOP) LLC—related party on our Condensed Consolidated Balance Sheets.

Debt Maturities

The following table provides the contractual maturities of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, as of June 30, 2026:

Debt under Vehicle Programs (a)
Within 1 year (b)	$4,700
Between 1 and 2 years (c)	5,317
Between 2 and 3 years (d)	6,597
Between 3 and 4 years	1,639
Between 4 and 5 years	911
Thereafter	767
Total	$19,931
__________
(a)    Vehicle-backed debt primarily represents asset-backed securities.
(b)    Includes $0.8 billion of bank and bank-sponsored facilities. These short-term borrowings have a weighted average interest rate of 4.81% as of June 30, 2026.
(c)    Includes $2.4 billion of bank and bank-sponsored facilities.
(d)    Includes $2.8 billion of bank and bank-sponsored facilities.

Committed Credit Facilities And Available Funding Arrangements

The following table presents available funding under our debt arrangements related to our vehicle programs, including related party debt due to Avis Budget Rental Car Funding, as of June 30, 2026:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding	$15,831	$14,489	$1,342
Americas - Debt borrowings	2,349	2,232	117
International - Debt borrowings	3,463	3,055	408
International - Finance leases	155	155	—
Total	$21,798	$19,931	$1,867
__________
(a)Capacity is subject to maintaining sufficient assets to collateralize debt. The total capacity for Americas - Debt due to Avis Budget Rental Car Funding includes increases from our asset-backed variable funding financing facilities. These facilities were most recently amended and extended in April 2026.
(b)The outstanding debt is collateralized by vehicles and related assets of $14.6 billion for Americas - Debt due to Avis Budget Rental Car Funding; $2.5 billion for Americas - Debt borrowings; $3.7 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants

The agreements under our vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions, and in some cases also require compliance with certain financial requirements. As of June 30, 2026, we are not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under our vehicle-backed funding programs.

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

On June 19, 2026, we entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Pentwater Capital Management LP and certain affiliated persons (“Pentwater”) to settle our pending lawsuit against Pentwater for the recovery of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 (the “Section 16(b) Action”). Under the Settlement Agreement, the settlement amount is $650 million in cash (the “Settlement Amount”). The Settlement Agreement and payment to the Company of the Settlement Amount is subject to court approval, including the issuance of an order approving the terms of the settlement agreement and making a finding that, among other things, the Company has diligently pursued the claims raised in the Section 16(b) Action and that the Settlement Amount is fair, reasonable and adequate, and other customary conditions. As of June 30, 2026, no amount related to the Settlement Amount has been recognized in the Company's Condensed Consolidated Financial Statements, as receipt of the Settlement Amount remains contingent upon satisfaction of the conditions described above, including court approval.

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

Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable resolutions could occur. We estimate that the potential exposure resulting from adverse outcomes of current legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $40 million in excess of amounts accrued as of June 30, 2026. We do not believe that the impact should result in a material liability to us in relation to our consolidated financial condition, results of operations or cash flows.

Commitments to Purchase Vehicles

We maintain agreements with vehicle manufacturers under which we have agreed to purchase approximately $2.6 billion of vehicles from manufacturers over the next 12 months, a $4.2 billion decrease compared to December 31, 2025, financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations

Concentrations of credit risk as of June 30, 2026 include risks related to our repurchase and guaranteed depreciation agreements with domestic and foreign automobile manufacturers, and primarily with respect to receivables for program cars that have been disposed of, but for which we have not yet received payment from the manufacturers.

 14.    Stockholders' Equity

Share Repurchases

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023 (the “Stock Repurchase Program”). During the six months ended June 30, 2026 and 2025, we did not repurchase shares of common stock under the Stock Repurchase Program. As of June 30, 2026, approximately $757 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.

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

The components of other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$63	$5	$(171)	$(499)
Less: Net income attributable to non-controlling interests	28	1	77	2
Net income (loss) attributable to Avis Budget Group, Inc.	35	4	(248)	(501)

Other comprehensive income (loss), net of tax
Currency translation adjustments, net of tax of $(4), $30, $(10) and $44, respectively (a)	(13)	71	(7)	84
Net unrealized gain (loss) on cash flow hedges, net of tax of $0, $1, $1 and $4, respectively	(2)	(5)	(3)	(11)
Minimum pension liability adjustment, net of tax of $1, $0, $1 and $0, respectively	2	1	(1)	2
	(13)	67	(11)	75
Total comprehensive income (loss) attributable to Avis Budget Group, Inc.	$22	$71	$(259)	$(426)
__________
(a)Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges (a)	Minimum Pension Liability Adjustment (b)	Accumulated Other Comprehensive Income (Loss)
Balance as of April 1, 2026	$(42)	$13	$(107)	$(136)
Other comprehensive income (loss) before reclassifications	(13)	1	1	(11)
Gross (gains) losses reclassified		(4)	2	(2)
Tax on (gains) losses reclassified		1	(1)	—
(Gains) losses reclassified from accumulated other comprehensive income (loss), net of tax	—	(3)	1	(2)
Net current-period other comprehensive income (loss)	(13)	(2)	2	(13)
Balance as of June 30, 2026	$(55)	$11	$(105)	$(149)

Balance as of April 1, 2025	$(112)	$25	$(115)	$(202)
Other comprehensive income (loss) before reclassifications	71	(1)	—	70
Gross (gains) losses reclassified		(6)	2	(4)
Tax on (gains) losses reclassified		2	(1)	1
(Gains) losses reclassified from accumulated other comprehensive income (loss), net of tax	—	(4)	1	(3)
Net current-period other comprehensive income (loss)	71	(5)	1	67
Balance as of June 30, 2025	$(41)	$20	$(114)	$(135)

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges (a)	Minimum Pension Liability Adjustment (b)	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2026	$(48)	$14	$(104)	$(138)
Other comprehensive income (loss) before reclassifications	(7)	3	(3)	(7)
Gross (gains) losses reclassified		(8)	3	(5)
Tax on (gains) losses reclassified		2	(1)	1
(Gains) losses reclassified from accumulated other comprehensive income (loss), net of tax	—	(6)	2	(4)
Net current-period other comprehensive income (loss)	(7)	(3)	(1)	(11)
Balance as of June 30, 2026	$(55)	$11	$(105)	$(149)

Balance as of January 1, 2025	$(125)	$31	$(116)	$(210)
Other comprehensive income (loss) before reclassifications	84	(3)	—	81
Gross (gains) losses reclassified		(11)	3	(8)
Tax on (gains) losses reclassified		3	(1)	2
(Gains) losses reclassified from accumulated other comprehensive income (loss), net of tax	—	(8)	2	(6)
Net current-period other comprehensive income (loss)	84	(11)	2	75
Balance as of June 30, 2025	$(41)	$20	$(114)	$(135)
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include $53 million gain, net of tax, as of June 30, 2026 related to our hedge of our investment in euro-denominated foreign operations (See Note 17 – Financial Instruments).
(a)Amounts reclassified to interest expense.
(b)Amounts reclassified to selling, general and administrative expenses.

Redeemable Non-controlling Interests

The following tables present changes in our redeemable non-controlling interests:

2026
Balance as of April 1	$120
Net income (loss) (a)	27
Distributions	—
Balance as of June 30	$147

2026
Balance as of January 1	$74
Net income (loss) (a)	75
Distributions	(2)
Balance as of June 30	$147
________
(a)    Represents the allocation of net income (loss) to the redeemable non-controlling interest holders under the HLBV method. See Note 1 – Basis of Presentation - Variable Interest Entities (“VIE”) and Non-Controlling Interests.

 15.    Related Party Transactions

Avis Mobility Ventures LLC

Avis Mobility Ventures LLC (“AMV”) is our former subsidiary. We ceased to have a controlling interest in AMV in 2022, and as a result we deconsolidated AMV from our financial statements. Our proportional share of AMV’s income or loss is included within other (income) expense, net in our Condensed Consolidated Statements of Comprehensive Income. In November 2025, we made a capital contribution of approximately $9 million to AMV. As of June 30, 2026, we own approximately 35% of AMV. We continue to provide vehicles, related fleet services, and certain administrative services to AMV to support their operations. The following tables provide amounts reported within our financial statements related to our equity method investment in AMV and these services.

The components of other (income) expense, net are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Income) expense for services to AMV, net	$(1)	$4	$3	$8
(Income) loss on equity method investment in AMV, net	2	1	4	3
Other (income) expense, net	$1	$5	$7	$11

The following table provides amounts reported within our Condensed Consolidated Balance Sheets related to AMV:

	As of	As of
	June 30,	December 31,
	2026	2025
Receivables from AMV (a)	$7	$6
Equity method investment in AMV (b)	26	30
Vehicles, net investment in lease with AMV (c)	171	136
__________
(a)Included within other current assets.
(b)Included within other non-current assets.
(c)Included within vehicles, net. See Note 8 – Vehicle Rental Activities.

SRS Mobility Ventures, LLC

SRS Mobility Ventures, LLC is an affiliate of our largest shareholder, SRS Investment Management, LLC. SRS Mobility Ventures, LLC obtained a controlling interest in AMV in 2022. In November 2025, SRS Mobility Ventures, LLC made a capital contribution of approximately $16 million to AMV. As of June 30, 2026, they own approximately 65% of AMV.

 16.    Stock-Based Compensation

We recorded stock-based compensation expense of $6 million ($4 million, net of tax) and $6 million ($5 million, net of tax) during the three months ended June 30, 2026 and 2025, respectively. We recorded stock-based compensation expense of $7 million ($5 million, net of tax) and $12 million ($9 million, net of tax) during the six months ended June 30, 2026 and 2025, respectively.

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

Six Months Ended June 30, 2026
Expected volatility of stock price	20.4%
Risk-free interest rate	3.68%
Valuation period	3 years
Dividend yield	—%

The activity related to stock units consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding as of January 1, 2026	419	$88.53
Granted (a)	157	101.88
Vested (b)	(162)	90.64
Forfeited	(27)	84.81
Outstanding and expected to vest as of June 30, 2026 (c)	387	$93.31	1.3	$57
Performance-based and market-based RSUs
Outstanding as of January 1, 2026	556	$87.91
Granted (a)	187	122.36
Vested	—	—
Forfeited	(219)	112.51
Outstanding as of June 30, 2026	524	$89.94	1.8	$77
Outstanding and expected to vest as of June 30, 2026 (c)	124	$122.36	1.8	$18
__________
(a)Reflects the maximum number of stock units assuming achievement of all time-, performance- and market-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time- and performance-based RSUs granted during the six months ended June 30, 2025 was $62.67 and $62.64, respectively.
(b)The total fair value of time-based RSUs vested during the six months ended June 30, 2026 was $15 million and the total fair value of time- and performance-based RSUs vested during the six months ended June 30, 2025 was $23 million.
(c)Aggregate unrecognized compensation expense related to time-, performance- and market-based RSUs amounted to $40 million and will be recognized over a weighted average vesting period of 1.4 years.

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

We held derivative instruments with absolute notional values as follows:

As of June 30, 2026
Foreign exchange contracts	$1,984
Interest rate caps (a)	13,276
Interest rate swaps	750
__________
(a)Represents $6.6 billion of interest rate caps sold and approximately $6.7 billion of interest rate caps purchased. These amounts exclude $0.2 billion of interest rate caps purchased by our Avis Budget Rental Car Funding subsidiary as it is not consolidated by us.

Estimated fair values (Level 2) of derivative instruments are as follows:

	As of June 30, 2026		As of December 31, 2025
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$14	$—	$17	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	1	20	4	4
Interest rate caps (c)	9	9	1	1
Total	$24	$29	$22	$5
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
(b)Included within other current assets or other current liabilities.
(c)Included within assets under vehicle programs or liabilities under vehicle programs.

The effects of financial instruments recognized in our Condensed Consolidated Financial Statements are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Financial instruments designated as hedging instruments (a)
Interest rate swaps (b)	$(2)	$(5)	$(3)	$(11)
Euro-denominated notes (c)	12	(87)	29	(128)
Financial instruments not designated as hedging instruments (d)
Foreign exchange contracts (e)	(13)	29	(8)	26
Interest rate caps (f)	—	—	(1)	—
Total	$(3)	$(63)	$17	$(113)
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
(f)Primarily included within vehicle interest, net.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

	As of June 30, 2026		As of December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$23	$23	$24	$24
Long-term debt	5,999	6,115	6,049	6,214

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$14,436	$14,568	$14,396	$14,634
Vehicle-backed debt	5,405	5,439	4,791	4,822
Interest rate swaps and interest rate caps (a)	9	9	1	1
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

	Three Months Ended June 30,
	2026			2025
	Americas	International	Total	Americas	International	Total
Revenues	$2,288	$710	$2,998	$2,332	$707	$3,039

Significant segment expenses:
Operating (a)	1,170	341		1,169	329
Vehicle depreciation and lease charges, net	443	140		484	152
Selling, general and administrative	241	121		264	110
Vehicle interest, net	197	35		195	34
Reportable segment Adjusted EBITDA	$237	$73	$310	$220	$82	$302

Reconciliation of reportable segment Adjusted EBITDA to income before income taxes:
			2026			2025
Reportable segment Adjusted EBITDA			$310			$302
Non-vehicle related depreciation and amortization			58			60
Interest expense related to corporate debt, net:
Interest expense			2			4
Restructuring and other related charges			17			51
Other (income) expense, net			1			5
Other segment expenses (b)			—			12
Corporate and other (c)			159			155
Income before income taxes			$73			$15

__________
(a)Excludes other segment expenses.
(b)Cloud computing costs and legal matters, net for the three months ended June 30, 2025.
(c)Consists of unallocated corporate expenses which are not attributable to a particular reportable segment. For the three months ended June 30, 2026 and 2025, includes $106 million of interest expense, in each period.

	Six Months Ended June 30,
	2026			2025
	Americas	International	Total	Americas	International	Total
Revenues	$4,250	$1,278	$5,528	$4,239	$1,230	$5,469

Significant segment expenses:
Operating (a)	2,260	657		2,233	603
Vehicle depreciation and lease charges, net (b)	975	272		1,017	284
Selling, general and administrative	464	222		464	197
Vehicle interest, net	394	67		372	67
Reportable segment Adjusted EBITDA	$157	$60	$217	$153	$79	$232

Reconciliation of reportable segment Adjusted EBITDA to loss before income taxes:
			2026			2025
Reportable segment Adjusted EBITDA			$217			$232
Non-vehicle related depreciation and amortization			116			115
Interest expense related to corporate debt, net:
Interest expense			7			6
Other fleet charges			—			390
Restructuring and other related charges			52			73
Transaction-related costs, net			4			—
Other (income) expense, net			7			11
Other segment expenses (c)			1			13
Corporate and other (d)			297			286
Loss before income taxes			$(267)			$(662)
__________
(a)Excludes other segment expenses.
(b)For the six months ended June 30, 2025, excludes other fleet charges related to the disposal of certain fleet within our Americas reportable segment.
(c)Cloud computing costs for the six months ended June 30, 2026. Cloud computing cost and legal matters, net for the six months ended June 30, 2025.
(d)Consists of unallocated corporate expenses which are not attributable to a particular reportable segment. For the six months ended June 30, 2026 and 2025, includes $210 million and $201 million of interest expense, respectively.

Provided below is information about our segment assets.

	Americas	International	Unallocated Assets (a)	Total
Six Months Ended June 30, 2026
Property and equipment additions	$35	$20	$54	$109
As of June 30, 2026
Assets exclusive of assets under vehicle programs	7,340	3,187	336	10,863
Assets under vehicle programs	17,099	4,366	—	21,465
Net long-lived assets	1,491	784	210	2,485

Year Ended December 31, 2025
Property and equipment additions	$79	$36	$103	$218
As of December 31, 2025
Assets exclusive of assets under vehicle programs	7,070	2,951	285	10,306
Assets under vehicle programs	17,312	3,639	—	20,951
Net long-lived assets	1,470	805	191	2,466
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

OVERVIEW
Our Company

We operate three of the most globally recognized brands in mobility solutions, Avis, Budget and Zipcar together with several other brands well recognized in their respective markets. We are a leading vehicle rental operator in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet of approximately 665,000 vehicles in second quarter 2026. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

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

Business and Trends

Our strategy remains centered on driving sustainable growth through operational efficiency, analytics, customer experience and innovation. Additionally, during the fourth quarter of the fiscal year ended December 31, 2025, in conjunction with the Interpace Ventures transaction, we reviewed our fleet strategy, specific to certain United States EV rental car vehicles, and as a result shortened the useful life associated with such vehicles. We believe our strategies will continue to reinforce our competitive position, support long-term profitability, and deliver value to our stakeholders. During the three months ended June 30, 2026, we generated revenues of $3.0 billion, net income of $63 million and Adjusted EBITDA of $286 million. These results were primarily driven by lower per-unit fleet costs and increased revenue per day, partially offset by decreased volume.

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

During the six months ended June 30, 2026:

•Our revenues totaled $5.5 billion, an increase of $59 million year-over-year, primarily due to increased revenue per day, partially offset by decreased volume.
•Our net loss attributable to Avis Budget Group, Inc. was $248 million, representing a decreased loss of $253 million year-over-year, primarily due to increased revenue per day and decreased fleet charges.
•Our Adjusted EBITDA was $173 million, representing a decrease of $11 million year-over-year.

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

Our condensed consolidated results of operations comprised of the following:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues	$2,998	$3,039	$(41)	(1%)

Expenses
Operating	1,526	1,526	—	—%
Vehicle depreciation and lease charges, net	583	636	(53)	(8%)
Selling, general and administrative	385	396	(11)	(3%)
Vehicle interest, net	232	229	3	1%
Non-vehicle related depreciation and amortization	60	60	—	—%
Interest expense related to corporate debt, net:
Interest expense	108	110	(2)	(2%)
Early extinguishment of debt	3	3	—	—%
Restructuring and other related charges	18	59	(41)	(69%)
Transaction-related costs, net	9	—	9	n/m
Other (income) expense, net	1	5	(4)	(80%)
Total expenses	2,925	3,024	(99)	(3%)

Income before income taxes	73	15	58	n/m
Provision for income taxes	10	10	—	—%
Net income	63	5	58	n/m
Less: Net income attributable to non-controlling interests	28	1	27	n/m
Net income attributable to Avis Budget Group, Inc.	$35	$4	31	n/m
___________
n/m - Not Meaningful

Revenues decreased $41 million during the three months ended June 30, 2026 compared to the similar period in 2025, primarily due to a 2% decrease in volume, partially offset by a $20 million positive impact from currency exchange rate movements. Total expenses decreased 3% during the three months ended June 30, 2026 compared to the similar period in 2025, primarily due to lower fleet costs. Our effective tax rates were a provision of 13.7% and 66.7% for the three months ended June 30, 2026 and 2025, respectively. As a result of these items, our net income attributable to Avis Budget Group, Inc. increased by $31 million compared to the similar period in 2025. For the three months ended June 30, 2026 and 2025, we reported diluted earnings per share of $0.98 and $0.10, respectively.

Operating expenses increased to 50.9% of revenue during the three months ended June 30, 2026 compared to 50.2% during the similar period in 2025, primarily due to increased facilities costs and decreased revenue, partially offset by decreased fleet operating costs. Vehicle depreciation and lease charges decreased to 19.4% of revenue during the three months ended June 30, 2026 compared to 20.9% during the similar period in 2025, primarily due to decreased per-unit fleet costs, excluding exchange rate effects, driven by an increase in the gain on sale of vehicles. Selling, general and administrative costs were 12.9% of revenue during the three months ended June 30, 2026 compared to 13.0% during the similar period in 2025. Vehicle interest costs were 7.7% of revenue during the three months ended June 30, 2026 compared to 7.6% during the similar period in 2025.

Following is a more detailed discussion of the results of each of our reportable segments and corporate and other, together with a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,
	2026		2025
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$2,288	$237	$2,332	$220
International	710	73	707	82
Corporate and other (a)	—	(24)	—	(25)
Total Company	$2,998	$286	$3,039	$277

Reconciliation of net income to Adjusted EBITDA:
		2026		2025
Net income		$63		$5
Provision for income taxes		10		10
Income before income taxes		73		15
Non-vehicle related depreciation and amortization		60		60
Interest expense related to corporate debt, net:
Interest expense		108		110
Early extinguishment of debt		3		3
Restructuring and other related charges		18		59
Transaction-related costs, net		9		—
Other (income) expense, net (b)		1		5
Legal matters, net (c)		3		12
Cloud computing costs (d)		11		13
Adjusted EBITDA		$286		$277
__________
(a)Includes unallocated corporate expenses which are not attributable to a particular segment.
(b)Primarily consists of gains or losses related to our equity method investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.
(c)Consists of $2 million and $1 million reported within selling, general, and administrative expenses for the three months ended June 30, 2026 and 2025, respectively and $1 million and $11 million reported within operating expenses for the three months ended June 30, 2026 and 2025, respectively.
(d)Reported within operating expenses.

Americas

	Three Months Ended June 30,
	2026	2025	% Change
Revenues	$2,288	$2,332	(2%)
Adjusted EBITDA	237	220	8%

Revenues decreased during the three months ended June 30, 2026 compared to the similar period in 2025, primarily due to a 2% decrease in volume and a $1 million negative impact from currency exchange rate movements.

Operating expenses increased to 51.2% of revenue during the three months ended June 30, 2026 compared to 50.6% during the similar period in 2025, primarily due to increased facilities costs and decreased revenue, partially offset by decreased fleet operating costs. Vehicle depreciation and lease charges decreased to 19.3% of revenue during the three months ended June 30, 2026 compared to 20.8% during the similar period in 2025, primarily due to decreased per-unit fleet costs, excluding exchange rate effects, driven by an increase in the gain on sale of vehicles. Selling, general and administrative costs decreased to 10.5% of revenue during the three months ended June 30, 2026 compared to 11.3% during the similar period in 2025, primarily due to decreased commissions and marketing costs. Vehicle interest costs were 8.6% of revenue during the three months ended June 30, 2026 compared to 8.4% during the similar period in 2025.

Adjusted EBITDA increased during the three months ended June 30, 2026 compared to the similar period in 2025, primarily due to decreased vehicle depreciation and lease charges and selling, general and administrative costs, partially offset by decreased volume and a $1 million negative impact from currency exchange rate movements.

International

	Three Months Ended June 30,
	2026	2025	% Change
Revenues	$710	$707	—%
Adjusted EBITDA	73	82	(11%)
Revenues increased during the three months ended June 30, 2026 compared to the similar period in 2025, primarily due to a $21 million positive impact from currency exchange rate movements, offset by a 3% decrease in volume.

Operating expenses increased to 48.1% of revenue during the three months ended June 30, 2026 compared to 46.7% during the similar period in 2025, primarily due to increased facilities costs. Vehicle depreciation and lease charges decreased to 19.7% of revenue during the three months ended June 30, 2026 compared to 21.4% during the similar period in 2025, primarily due to decreased per-unit fleet costs, excluding exchange rate effects, driven by decreased fleet levels. Selling, general and administrative costs increased to 17.0% of revenue during the three months ended June 30, 2026 compared to 15.5% during the similar period in 2025, primarily due to increased commissions and marketing costs. Vehicle interest costs were 4.9% of revenue during the three months ended June 30, 2026 compared to 4.9% during the similar period in 2025.

Adjusted EBITDA decreased during the three months ended June 30, 2026 compared to the similar period in 2025, primarily due to increased operating expenses and selling, general and administrative costs.

Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025
Our condensed consolidated results of operations comprised of the following:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues	$5,528	$5,469	$59	1%

Expenses
Operating	2,948	2,879	69	2%
Vehicle depreciation and lease charges, net	1,247	1,691	(444)	(26%)
Selling, general and administrative	726	704	22	3%
Vehicle interest, net	461	439	22	5%
Non-vehicle related depreciation and amortization	118	116	2	2%
Interest expense related to corporate debt, net:
Interest expense	217	207	10	5%
Early extinguishment of debt	3	3	—	—%
Restructuring and other related charges	53	81	(28)	(35%)
Transaction-related costs, net	15	—	15	n/m
Other (income) expense, net	7	11	(4)	(36%)
Total expenses	5,795	6,131	(336)	(5%)

Loss before income taxes	(267)	(662)	395	60%
Benefit from income taxes	(96)	(163)	67	41%
Net loss	(171)	(499)	328	66%
Less: Net income attributable to non-controlling interests	77	2	75	n/m
Net loss attributable to Avis Budget Group, Inc.	$(248)	$(501)	$253	50%
__________
n/m - Not Meaningful

Revenues increased $59 million during the six months ended June 30, 2026 compared to the similar period in 2025, primarily due to a 1% increase in revenue per day, excluding exchange rate effects, and a $71 million positive impact from currency exchange rate movements, partially offset by a 2% decrease in volume. Total expenses decreased 5% during the six months ended June 30, 2026 compared to the similar period in 2025, primarily due to other fleet charges related to the disposal of certain fleet in our Americas reportable segment recorded in 2025. Our effective tax rates were a benefit of 36.0% and 24.6% for the six months ended June 30, 2026 and 2025, respectively. As a result of these items, our net loss attributable to Avis Budget Group, Inc. resulted in a decrease of $253 million compared to the similar period in 2025. For the six months ended June 30, 2026 and 2025, we reported diluted loss per share of $7.01 and $14.24, respectively.

Operating expenses increased to 53.3% of revenue during the six months ended June 30, 2026 compared to 52.6% during the similar period in 2025, primarily due to increased facilities costs. Vehicle depreciation and lease charges decreased to 22.5% of revenue during the six months ended June 30, 2026 compared to 30.9% during the similar period in 2025, primarily due to other fleet charges related to the accelerated disposal of certain fleet in our Americas reportable segment recorded in 2025. Selling, general and administrative costs were 13.1% of revenue during the six months ended June 30, 2026 compared to 12.9% during the similar period in 2025. Vehicle interest costs increased to 8.3% of revenue during the six months ended June 30, 2026 compared to 8.0% during the similar period in 2025, primarily due to increased interest rates, partially offset by decreased fleet levels.

Following is a more detailed discussion of the results of each of our reportable segments and corporate and other, together with a reconciliation of net loss to Adjusted EBITDA:

	Six Months Ended June 30,
	2026		2025
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$4,250	$157	$4,239	$153
International	1,278	60	1,230	79
Corporate and other (a)	—	(44)	—	(48)
Total Company	$5,528	$173	$5,469	$184

Reconciliation of net loss to Adjusted EBITDA:
		2026		2025
Net loss		$(171)		$(499)
Benefit from income taxes		(96)		(163)
Loss before income taxes		(267)		(662)
Non-vehicle related depreciation and amortization		118		116
Interest expense related to corporate debt, net:
Interest expense		217		207
Early extinguishment of debt		3		3
Other fleet charges (b)		—		390
Restructuring and other related charges		53		81
Transaction-related costs, net		15		—
Other (income) expense, net (c)		7		11
Legal matters, net (d)		4		13
Cloud computing costs (e)		23		25
Adjusted EBITDA		$173		$184
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
(d)Consists of $3 million and $2 million reported within selling, general and administrative expenses for the six months ended June 30, 2026 and 2025, respectively and $1 million and $11 million reported within operating expenses for the six months ended June 30, 2026 and 2025, respectively.
(e)Reported within operating expenses.

Americas

	Six Months Ended June 30,
	2026	2025	% Change
Revenues	$4,250	$4,239	—%
Adjusted EBITDA	157	153	3%

Revenues increased during the six months ended June 30, 2026 compared to the similar period in 2025, primarily due to a 1% increase in revenue per day, excluding exchange rate effects and a $2 million positive impact from currency exchange rate movements, partially offset by a 1% decrease in volume.

Operating expenses increased to 53.2% of revenue during the six months ended June 30, 2026 compared to 52.9% during the similar period in 2025, primarily due to increased facilities costs. Vehicle depreciation and lease charges decreased to 22.9% of revenue during the six months ended June 30, 2026 compared to 33.2% during the similar period in 2025, primarily due to other fleet charges related to the accelerated disposal of certain fleet recorded in 2025. Selling, general and administrative costs were 10.9% of revenue during the six months ended

June 30, 2026 compared to 10.9% during the similar period in 2025. Vehicle interest costs increased to 9.3% of revenue during the six months ended June 30, 2026 compared to 8.8% during the similar period in 2025, primarily due to increased interest rates, partially offset by decreased fleet levels.

Adjusted EBITDA increased during the six months ended June 30, 2026 compared to the similar period in 2025, primarily due to increased revenue per day, excluding exchange rate effects and decreased vehicle depreciation and lease charges, partially offset by increased operating expenses and vehicle interest costs, and a $1 million negative impact from currency exchange rate movements.

International

	Six Months Ended June 30,
	2026	2025	% Change
Revenues	$1,278	$1,230	4%
Adjusted EBITDA	60	79	(24%)

Revenues increased during the six months ended June 30, 2026 compared to the similar period in 2025, primarily due to a $69 million positive impact from currency exchange rate movements and a 2% increase in revenue per day, excluding exchange rate effects, partially offset by a 3% decrease in volume.
Operating expenses increased to 51.4% of revenue during the six months ended June 30, 2026 compared to 49.2% during the similar period in 2025, primarily due to increased fleet operating and facilities costs. Vehicle depreciation and lease charges decreased to 21.2% of revenue during the six months ended June 30, 2026 compared to 23.0% during the similar period in 2025, primarily due to decreased per-unit fleet costs, excluding exchange rate effects, driven by decreased fleet levels, partially offset by increased revenue. Selling, general and administrative costs increased to 17.4% of revenue during the six months ended June 30, 2026 compared to 16.0% during the similar period in 2025, primarily due to increased commissions, marketing and other general and administrative costs. Vehicle interest costs decreased to 5.2% of revenue during the six months ended June 30, 2026 compared to 5.5% during the similar period in 2025, primarily due to decreased fleet levels and sustained interest rates.

Adjusted EBITDA decreased during the six months ended June 30, 2026 compared to the similar period in 2025, primarily due to increased operating expenses and selling, general and administrative costs and a $5 million negative impact from currency exchange rate movements, partially offset by increased revenue per day, excluding exchange rate effects.

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

FINANCIAL CONDITION

	June 30, 2026	December 31, 2025	$ Change
Total assets exclusive of assets under vehicle programs	$10,863	$10,306	$557
Total liabilities exclusive of liabilities under vehicle programs	12,200	12,047	153
Assets under vehicle programs	21,465	20,951	514
Liabilities under vehicle programs	23,355	22,252	1,103
Redeemable non-controlling interests	147	74	73
Total stockholders’ equity	(3,374)	(3,116)	(258)

The increase in total assets exclusive of assets under vehicle programs is primarily due to our deferred income taxes as well as sales and use taxes in other current assets. See Note 5 – Other Current Assets and Note 9 – Income Taxes.

The increases in assets under vehicle programs and liabilities under vehicle programs are primarily due to the increase in the cost of our rental fleet and related debt.

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

During 2026, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued approximately $1,572 million of asset-backed notes with expected final payment dates ranging from August 2027 to December 2031 and a weighted average interest rate of 5.35%. Avis Budget Rental Car Funding (AESOP) LLC has also amended and extended its asset-backed variable funding financing facilities, most recently in April 2026. The proceeds from these borrowings were used to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States.

In February 2026, we amended our European rental fleet securitization program to increase its capacity to approximately €2.1 billion and £250 million and extended the maturity of the program to February 2029.

In March 2026, we entered into an Equity Distribution Agreement with certain sales agents, in which we may sell, from time to time through or to the sales agents, as our agents or as principals, up to 5 million shares of our common stock (the “ATM Program”). The sales, if any, of the shares of our common stock made under the Equity Distribution Agreement may be made in sales deemed to be “at-the-market offerings.” As of June 30, 2026, we have not sold any shares of our common stock under the ATM Program.

In May 2026, we issued an additional $300 million of 8.000% Senior Notes due February 2031. Net proceeds were used to redeem a portion of our 5.750% Senior Notes due July 2027.

In June 2026, we redeemed $300 million of our outstanding 5.750% Senior Notes due July 2027.

In June 2026, we refinanced our existing $2 billion senior revolving credit facility with a new $2 billion senior revolving credit facility with a maturity in June 2031 and also established a new $200 million senior revolving credit facility with a maturity in June 2028.

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023 (the “Stock Repurchase Program”). Our stock repurchases may occur through open market purchases, privately negotiated transactions or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restricted payment capacity under our debt instruments and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time without prior notice. The Stock Repurchase Program has no set expiration or termination date. During the six months ended June 30, 2026, we did not repurchase shares of common stock under the Stock Repurchase Program. As of June 30, 2026, approximately $757 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.

CASH FLOWS

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2026	2025	$ Change
Cash provided by (used in):
Operating activities	$1,066	$1,456	$(390)
Investing activities	(1,611)	(3,956)	2,345
Financing activities	623	2,471	(1,848)
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(9)	35	(44)
Net change in cash and cash equivalents, program and restricted cash	69	6	63
Cash and cash equivalents, program and restricted cash, beginning of period	618	597	21
Cash and cash equivalents, program and restricted cash, end of period	$687	$603	$84

Cash provided by operating activities during the six months ended June 30, 2026 decreased when compared with the similar period in 2025, primarily due to changes in the components of working capital.

Cash used in investing activities during the six months ended June 30, 2026 decreased when compared with the similar period in 2025, primarily due to the increase in our proceeds received on vehicle sales and the decrease in our investment in vehicles.

Cash provided by financing activities during the six months ended June 30, 2026 decreased when compared with the similar period in 2025, primarily due to the decrease in both our corporate borrowings and borrowings under vehicle programs.

DEBT AND FINANCING ARRANGEMENTS

As of June 30, 2026, we had approximately $25.9 billion of indebtedness, including corporate indebtedness of approximately $6.0 billion and debt under vehicle programs of approximately $19.9 billion. For information regarding our debt and borrowing arrangements, see Note 1 – Basis of Presentation, Note 11 – Long-term Corporate Debt and Borrowing Arrangements and Note 12 – Debt Under Vehicle Programs and Borrowing Arrangements to our Condensed Consolidated Financial Statements.

LIQUIDITY RISK

Our primary liquidity needs include the procurement of rental vehicles to be used in our operations, servicing of corporate and vehicle-related debt and the payment of operating expenses. The present intention of management is to reinvest the undistributed earnings of our foreign subsidiaries indefinitely into our foreign operations. Our primary sources of funding are operating revenue, cash received upon the sale of vehicles, borrowings under our vehicle-backed borrowing arrangements and our senior revolving credit facilities, and other financing activities.

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

As of June 30, 2026, we had $558 million of available cash and cash equivalents and access to $471 million of available borrowing capacity under our revolving credit facilities providing us with access to approximately $1,029 million of total liquidity.

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the consolidated first lien leverage ratio requirement and other covenants associated with our senior credit facilities and other borrowings. As of June 30, 2026, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2025 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2025 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $4.2 billion from December 31, 2025, to approximately $2.6 billion as of June 30, 2026 due to existing fleet levels. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Note 11 – Long-term Corporate Debt and Borrowing Arrangements and Note 12 – Debt Under Vehicle Programs and Borrowing Arrangements to our Condensed Consolidated Financial Statements.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and fuel prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used June 30, 2026 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded fuel. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded fuel would not have a material impact on our earnings for the period ended June 30, 2026. For additional information regarding our long-term borrowings and financial instruments, see Note 11 – Long-term Corporate Debt and Borrowing Arrangements, Note 12 – Debt Under Vehicle Programs and Borrowing Arrangements and Note 17 – Financial Instruments to our Condensed Consolidated Financial Statements.

Item 4.    Controls and Procedures

(a)Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.

(b)Changes in Internal Control Over Financial Reporting. During the second quarter of 2026, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

During the quarter ended June 30, 2026, we had no material developments to report with respect to our risk factors. For additional information regarding our risk factors, please refer to our 2025 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023 (the “Stock Repurchase Program”). Under our Stock Repurchase Program, we may repurchase shares from time to time in open market transactions, and may also repurchase shares in accelerated share repurchases, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of repurchase transactions is determined by management based on our evaluation of market conditions, our share price, legal requirements, restricted payment capacity under our debt instruments and other factors. The Stock Repurchase Program may be suspended, modified or discontinued without prior notice. During the second quarter of 2026, no common stock repurchases were made under the Stock Repurchase Program. As of June 30, 2026, approximately $757 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.

Item 5.    Other Information

During the quarter ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

See Exhibit Index commencing on page 48 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date:	July 29, 2026	/s/ TINA GOLDENBERG
Tina Goldenberg
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
4.1
First Supplemental Indenture, dated as of May 29, 2026, by and among Avis Budget Car Rental, LLC and Avis Budget Finance, Inc., as issuers, the guarantors party thereto and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 1, 2026).

10.1
Fourth Amendment, dated as of April 30, 2026, to Sixth Amended and Restated Series 2010-6 Supplement, dated as of March 4, 2024, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2010-6 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 5, 2026).

10.2
Fourth Amendment, dated as of April 30, 2026, to Fourth Amended and Restated Series 2015-3 Supplement, dated as of March 4, 2024, by and among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, Avis Budget Car Rental, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, the Non-Conduit Purchasers, the CP Conduit Purchasers, the Committed Note Purchasers, the APA Banks and the Funding Agents named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Series 2015-3 Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 5, 2026).

10.3	Offer Letter dated May 26, 2026 between Tina Goldenberg and Avis Budget Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 29, 2026).†
10.4
Series 2026-3 Supplement, dated as of June 9, 2026, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2026-3 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 12, 2026).

10.5
Series 2026-4 Supplement, dated as of June 9, 2026, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2026-4 Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 12, 2026).

10.6
Eleventh Amendment, dated as of June 29, 2026, to the Sixth Amended and Restated Credit Agreement, dated as of July 9, 2021, among Avis Budget Holdings, LLC, Avis Budget Car Rental, LLC, as borrower, Avis Budget Group, Inc., the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 1, 2026).

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