Form 10-Q
period 2026-09-30
AVIS BUDGET GROUP, INC.
filed 2026-11-04
CIK 723612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

As of October 28, 2026, the number of shares outstanding of the registrant’s common stock was 35,337,823.

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

•risks associated with litigation or governmental or regulatory inquiries or any failure or inability to comply with laws, regulations or contractual obligations or any changes in laws, regulations or contractual obligations, including with respect to personally identifiable information and consumer privacy, labor and employment, and tax;

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Avis Budget Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$3,436	$3,519	$8,964	$8,988

Expenses
Operating	1,621	1,513	4,569	4,392
Vehicle depreciation and lease charges, net	668	678	1,915	2,369
Selling, general and administrative	398	422	1,124	1,126
Vehicle interest, net	247	248	708	687
Non-vehicle related depreciation and amortization	69	58	187	174
Interest expense related to corporate debt, net:
Interest expense	108	109	325	316
Early extinguishment of debt	—	3	3	6
Restructuring and other related charges	5	13	58	94
Transaction-related costs, net	2	—	17	—
Other (income) expense, net	9	2	16	13
Total expenses	3,127	3,046	8,922	9,177

Income (loss) before income taxes	309	473	42	(189)
Provision for (benefit from) income taxes	110	113	14	(50)
Net income (loss)	199	360	28	(139)
Less: Net income attributable to non-controlling interests	16	1	93	3
Net income (loss) attributable to Avis Budget Group, Inc.	$183	$359	$(65)	$(142)

Comprehensive income (loss) attributable to Avis Budget Group, Inc.	$175	$341	$(84)	$(85)

Earnings (loss) per share
Basic	$5.19	$10.22	$(1.83)	$(4.02)
Diluted	$5.15	$10.11	$(1.83)	$(4.02)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$561	$519
Receivables, net	908	878
Other current assets	926	696
Total current assets	2,395	2,093

Property and equipment, net	763	748
Operating lease right-of-use assets	3,273	3,239
Deferred income taxes	2,506	2,105
Goodwill	1,111	1,129
Other intangibles, net	605	589
Other non-current assets	373	403
Total assets exclusive of assets under vehicle programs	11,026	10,306

Assets under vehicle programs:
Program cash	83	94
Vehicles, net	18,325	18,720
Receivables from vehicle manufacturers and other	650	540
Investment in Avis Budget Rental Car Funding (AESOP) LLC—related party	1,428	1,597
	20,486	20,951
Total assets	$31,512	$31,257

Liabilities, redeemable non-controlling interests and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$3,068	$2,865
Short-term debt and current portion of long-term debt	371	24
Total current liabilities	3,439	2,889

Long-term debt	5,640	6,049
Long-term operating lease liabilities	2,677	2,614
Other non-current liabilities	484	495
Total liabilities exclusive of liabilities under vehicle programs	12,240	12,047

Liabilities under vehicle programs:
Debt	5,208	4,792
Debt due to Avis Budget Rental Car Funding (AESOP) LLC—related party	13,712	14,396
Deferred income taxes	3,032	2,677
Other	353	387
	22,305	22,252
Commitments and contingencies (Note 13)

Redeemable non-controlling interests	162	74

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized 10 shares; none issued and outstanding, in each period	—	—
Common stock, $0.01 par value—authorized 250 shares; issued 137 shares, in each period	1	1
Additional paid-in capital	6,614	6,622
Retained earnings	1,074	1,139
Accumulated other comprehensive loss	(157)	(138)
Treasury stock, at cost—102 shares, in each period	(10,742)	(10,753)
Stockholders’ equity attributable to Avis Budget Group, Inc.	(3,210)	(3,129)
Non-controlling interests	15	13
Total stockholders’ equity	(3,195)	(3,116)
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$31,512	$31,257

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income (loss)	$28	$(139)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Vehicle depreciation	1,939	2,025
Amortization of right-of-use assets	858	810
(Gain) loss on sale of vehicles, net	(106)	249
Vehicle related reserves	224	263
Non-vehicle related depreciation and amortization	187	174
Amortization of debt financing fees	37	39
Early extinguishment of debt costs	3	6
Stock-based compensation	11	16
Net change in assets and liabilities:
Receivables	(71)	20
Income taxes and deferred income taxes	(86)	(152)
Accounts payable and other current liabilities	83	292
Operating lease liabilities	(856)	(812)
Other, net	8	68
Net cash provided by operating activities	2,259	2,859

Investing activities
Property and equipment additions	(165)	(136)
Proceeds received on asset sales	3	2
Net assets acquired (net of cash acquired)	(38)	—
Other, net	4	—
Net cash used in investing activities exclusive of vehicle programs	(196)	(134)

Vehicle programs:
Investment in vehicles	(10,010)	(11,586)
Proceeds received on disposition of vehicles	8,160	7,206
Investment in debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	(565)	(808)
Proceeds from debt securities of Avis Budget Rental Car Funding (AESOP) LLC—related party	732	668
	(1,683)	(4,520)
Net cash used in investing activities	(1,879)	(4,654)

Avis Budget Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Financing activities
Proceeds from borrowings (original maturities greater than three months)	$302	$1,579
Payments on borrowings (original maturities greater than three months)	(320)	(1,105)
Repurchases of common stock	(9)	(4)
Debt financing fees	(11)	(15)
Contributions from non-controlling interests	—	12
Distributions to non-controlling interests	(2)	—
Net cash provided by (used in) financing activities exclusive of vehicle programs	(40)	467

Vehicle programs:
Proceeds from borrowings	17,090	19,360
Payments on borrowings	(17,352)	(17,996)
Debt financing fees	(35)	(24)
	(297)	1,340
Net cash provided by (used in) financing activities	(337)	1,807

Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(14)	30

Net increase in cash and cash equivalents, program and restricted cash	29	42
Cash and cash equivalents, program and restricted cash, beginning of period	618	597
Cash and cash equivalents, program and restricted cash, end of period	$647	$639

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Avis Budget Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of June 30, 2026	137.1	$1	$6,612	$891	$(149)	(101.8)	$(10,743)	$(3,388)	$14	$(3,374)
Comprehensive income (loss):
Net income (loss)	—	—	—	183	—	—	—	183	1	184
Other comprehensive income (loss)	—	—	—	—	(8)	—	—	(8)	—	(8)
Total comprehensive income (loss)				183	(8)			175	1	176
Net activity related to restricted stock units	—	—	2	—	—	—	1	3	—	3
Balance as of September 30, 2026	137.1	$1	$6,614	$1,074	$(157)	(101.8)	$(10,742)	$(3,210)	$15	$(3,195)

Balance as of June 30, 2025	137.1	$1	$6,618	$1,528	$(135)	(101.9)	$(10,757)	$(2,745)	$12	$(2,733)
Comprehensive income (loss):
Net income (loss)	—	—	—	359	—	—	—	359	1	360
Other comprehensive income (loss)	—	—	—	—	(18)	—	—	(18)	—	(18)
Total comprehensive income (loss)				359	(18)			341	1	342
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	12	12
Net activity related to restricted stock units	—	—	5	(1)	—	—	1	5	—	5
Balance as of September 30, 2025	137.1	$1	$6,623	$1,886	$(153)	(101.9)	$(10,756)	$(2,399)	$25	$(2,374)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity Attributable to Avis Budget Group, Inc.	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of December 31, 2025	137.1	$1	$6,622	$1,139	$(138)	(101.9)	$(10,753)	$(3,129)	$13	$(3,116)
Comprehensive income (loss):
Net income (loss)	—	—	—	(65)	—	—	—	(65)	3	(62)
Other comprehensive income (loss)	—	—	—	—	(19)	—	—	(19)	(1)	(20)
Total comprehensive income (loss)				(65)	(19)			(84)	2	(82)
Net activity related to restricted stock units	—	—	(8)	—	—	0.1	11	3	—	3
Balance as of September 30, 2026	137.1	$1	$6,614	$1,074	$(157)	(101.8)	$(10,742)	$(3,210)	$15	$(3,195)

Balance as of December 31, 2024	137.1	$1	$6,620	$2,029	$(210)	(102.0)	$(10,767)	$(2,327)	$10	$(2,317)
Comprehensive income (loss):
Net income (loss)	—	—	—	(142)	—	—	—	(142)	3	(139)
Other comprehensive income (loss)	—	—	—	—	57	—	—	57	—	57
Total comprehensive income (loss)				(142)	57			(85)	3	(82)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	12	12
Net activity related to restricted stock units	—	—	3	(1)	—	0.1	11	13	—	13
Balance as of September 30, 2025	137.1	$1	$6,623	$1,886	$(153)	(101.9)	$(10,756)	$(2,399)	$25	$(2,374)

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

	As of September 30,
	2026	2025
Cash and cash equivalents	$561	$564
Program cash	83	71
Restricted cash (a)	3	4
Total cash and cash equivalents, program and restricted cash	$647	$639
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

As specified in the respective limited liability company agreements, the Class A members’ interests are redeemable based upon events that are not solely within our control. As such, the non-controlling interests were classified as redeemable non-controlling interests of $162 million and $74 million and presented outside of permanent equity on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively. See Note 14 – Stockholders' Equity for the components of redeemable non-controlling interests.

Investments. As of September 30, 2026 and December 31, 2025, we had investments with a carrying value of $125 million and $130 million, respectively, recorded within other non-current assets on the Condensed Consolidated Balance Sheets. Aggregate realized gains and losses on equity method investments are recorded within operating expenses on the Condensed Consolidated Statements of Comprehensive Income. For the three months ended September 30, 2026 and 2025, we recorded net gains from our equity method investments of $7 million and $9 million, respectively. For the nine months ended September 30, 2026 and 2025, we recorded net gains from our equity method investments of $12 million and $14 million, respectively. In connection with our equity method investment in our Greece licensee, we received dividends totaling approximately $14 million in January and September 2026, and purchased additional shares for $1 million in December 2025. See Note 15 – Related Party Transactions for our equity method investment in our former subsidiary, AMV.

Revenues. Revenues are recognized under Leases (Topic 842) with the exception of royalty fee revenue derived from our licensees and revenue related to our customer loyalty program, which were $66 million and $61 million during the three months ended September 30, 2026 and 2025, respectively, and $164 million and $156 million during the nine months ended September 30, 2026 and 2025, respectively.

The following table presents our revenues disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Americas	$2,552	$2,621	$6,802	$6,860
Europe, Middle East and Africa	712	742	1,638	1,667
Asia and Australasia	172	156	524	461
Total revenues	$3,436	$3,519	$8,964	$8,988

The following table presents our revenues disaggregated by brand:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Avis	$1,958	$1,999	$5,101	$5,089
Budget	1,320	1,328	3,408	3,346
Other (a)	158	192	455	553
Total revenues	$3,436	$3,519	$8,964	$8,988
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

 2.    Leases

Lessor

The following table presents our lease revenues disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Americas	$2,524	$2,597	$6,730	$6,790
Europe, Middle East and Africa	679	710	1,561	1,595
Asia and Australasia	167	151	509	447
Total lease revenues	$3,370	$3,458	$8,800	$8,832

The following table presents our lease revenues disaggregated by brand:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Avis	$1,917	$1,961	$4,999	$4,993
Budget	1,304	1,312	3,367	3,306
Other (a)	149	185	434	533
Total lease revenues	$3,370	$3,458	$8,800	$8,832
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

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Property leases
Operating lease expense	$246	$241	$738	$710
Variable lease expense	120	128	285	276
Total property lease expense (a)	$366	$369	$1,023	$986
__________
(a)Primarily included within operating expenses.

Supplemental balance sheet information related to leases is as follows:

	As of	As of
	September 30,	December 31,
	2026	2025
Property leases
Operating lease right-of-use assets	$3,273	$3,239

Short-term operating lease liabilities (a)	$654	$680
Long-term operating lease liabilities	2,677	2,614
Operating lease liabilities	$3,331	$3,294

Weighted average remaining lease term	8.1 years	7.6 years
Weighted average discount rate	5.37%	5.35%
__________
(a)Included within accounts payable and other current liabilities.

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2026	2025
Cash payments for lease liabilities within operating activities:
Property operating leases	$773	$718
Non-cash activities - increase in right-of-use assets in exchange for lease liabilities:
Property operating leases	$820	$825

 3.    Restructuring and Other Related Charges

In 2024, we initiated a global restructuring plan to right size our operations (“Global Rightsizing”). The costs associated with this initiative are primarily related to the operational scaling of processes, locations, and lines of business. We expect further restructuring expense of approximately $3 million related to this initiative to be incurred this year.

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded within our reportable segments for restructuring charges and corresponding payments and utilizations:

	Personnel Related	Facility Related	Other	Total
Balance as of January 1, 2026	$19	$3	$29	$51

Restructuring expense:
Global Rightsizing (a)	29	3	18	50

Restructuring payment/utilization:
Global Rightsizing (a)	(37)	(4)	(47)	(88)

Balance as of September 30, 2026	$11	$2	$—	$13
__________
(a)Other includes the disposition of vehicles.

	Americas	International	Total
Balance as of January 1, 2026	$—	$51	$51

Restructuring expense:
Global Rightsizing	15	35	50

Restructuring payment/utilization:
Global Rightsizing	(15)	(73)	(88)

Balance as of September 30, 2026	$—	$13	$13

Other Related Charges

Officer Separation Costs

In February 2025, we announced that Joseph A. Ferraro, President and Chief Executive Officer, would transition to a Board Advisor role effective June 30, 2025. In connection with Mr. Ferraro’s departure, for the three months ended September 30, 2025, we recorded other related charges of $3 million. For the nine months ended September 30, 2026 and 2025, we recorded other related charges of $1 million and $11 million, respectively. We do not expect further expenses to be incurred this year.

Limited Voluntary Opportunity Plans (“LVOP”)

During the first quarter of 2026, our Americas segment offered a voluntary termination program to certain employees in field operations and general and administrative functions for a limited time. These employees, if qualified, elected resignation from employment in return for enhanced severance benefits to be settled in cash. In connection with the LVOP, we recorded minimal other related charges for the three months ended September 30, 2026 and $7 million for the nine months ended September 30, 2026. As of September 30, 2026, approximately 200 employees elected to participate in the plan and have been terminated.

 4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to Avis Budget Group, Inc. for basic and diluted EPS	$183	$359	$(65)	$(142)

Basic weighted average shares outstanding	35.3	35.2	35.3	35.2
Non-vested stock (a)	0.3	0.3	—	—
Diluted weighted average shares outstanding (b)	35.6	35.5	35.3	35.2

Earnings (loss) per share
Basic	$5.19	$10.22	$(1.83)	$(4.02)
Diluted (c)	$5.15	$10.11	$(1.83)	$(4.02)
__________
(a)For the three months ended September 30, 2026 and 2025, an immaterial amount of non-vested stock awards have an anti-dilutive effect and therefore have been excluded from the computation of diluted weighted average shares outstanding, respectively.
(b)For the nine months ended September 30, 2026 and 2025, our number of diluted weighted average shares outstanding excludes the effect of non-vested stock as the effect would have been anti-dilutive. This occurs when a net loss is reported and the effect of using dilutive shares would be anti-dilutive. For the nine months ended September 30, 2026 and 2025, 0.3 million and 0.2 million non-vested stock awards have an anti-dilutive effect and therefore have been excluded from the computation of diluted weighted average shares outstanding, respectively.
(c)Diluted earnings (loss) per share was computed using the treasury stock method for non-vested stock.

 5.    Other Current Assets

Other current assets consisted of:

	As of	As of
	September 30,	December 31,
	2026	2025
Sales and use taxes	$370	$246
Prepaid expenses (a)	242	163
Prepaid vehicle license and registration (a)	111	85
Other	203	202
Other current assets	$926	$696
__________
(a)For the year ended December 31, 2025 balance, we reclassified $85 million of prepaid vehicle license and registration to conform to the current year presentation. This reclassification had no impact to other current assets.

 6.    Acquisitions

In February 2026, we completed the acquisition of a licensee in North America for approximately $46 million, plus approximately $1 million in acquired fleet, with approximately $6 million remaining to be paid through March 2027. This investment is in-line with our strategy to re-acquire licensees when advantageous to expand our footprint of Company-operated locations. In connection with this acquisition, approximately $43 million was recorded to other intangibles related to license agreements, which are being amortized over a weighted average useful life of approximately five years. The fair value of the assets acquired and liabilities assumed has not yet been finalized and is therefore subject to change.

 7.    Intangible Assets

Intangible assets consisted of:

	As of September 30, 2026			As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
License agreements	$334	$255	$79	$296	$243	$53
Customer relationships	251	241	10	257	240	17
Other	54	50	4	56	51	5
Total	$639	$546	$93	$609	$534	$75
Unamortized Intangible Assets
Goodwill	$1,111			$1,129
Trademarks	$512			$514

For the three months ended September 30, 2026 and 2025, amortization expense related to amortizable intangible assets was approximately $8 million and $6 million, respectively. For the nine months ended September 30, 2026 and 2025, amortization expense related to amortizable intangible assets was approximately $23 million and $17 million, respectively.

Based on our amortizable intangible assets as of September 30, 2026, we expect amortization expense of approximately $7 million for the remainder of 2026, $24 million for 2027, $19 million for 2028, $16 million for 2029, $16 million for 2030 and $7 million for 2031, excluding effects of currency exchange rates.

 8.    Vehicle Rental Activities

The components of vehicles, net within assets under vehicle programs are as follows:

	As of	As of
	September 30,	December 31,
	2026	2025
Rental vehicles (a)	$20,731	$21,011
Less: Accumulated depreciation	(3,012)	(2,859)
	17,719	18,152
Vehicles held for sale	418	432
Vehicles, net investment in lease (b)	188	136
Vehicles, net	$18,325	$18,720
__________
(a)For the year ended December 31, 2025, reflects long-lived asset impairment and other related charges, which reduced the carrying value of our rental vehicles to fair value.
(b)See Note 15 – Related Party Transactions.

The components of vehicle depreciation and lease charges, net are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense	$666	$675	$1,939	$2,025
Lease charges	30	34	82	95
(Gain) loss on sale of vehicles, net (a)	(28)	(31)	(106)	249
Vehicle depreciation and lease charges, net	$668	$678	$1,915	$2,369
__________
(a)For the nine months ended September 30, 2025, includes other fleet charges of $390 million related to the disposal of certain fleet in our Americas reportable segment.

As of September 30, 2026 and 2025, we had payables related to vehicle purchases included in liabilities under vehicle programs - other of $253 million and $216 million, respectively, and receivables related to vehicle sales included in assets under vehicle programs - receivables from vehicle manufacturers and other of $553 million and $486 million, respectively.

 9.    Income Taxes

Our effective tax rate for the nine months ended September 30, 2026 was a provision of 33.3%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to foreign income inclusions and foreign taxes associated with our International operations, as well as state taxes.

Our effective tax rate for the nine months ended September 30, 2025 was a benefit of 26.5%. Such rate differed from the Federal Statutory rate of 21.0% primarily due to foreign taxes on our International operations and state taxes.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, making permanent key provisions of the Tax Cuts and Jobs Act, including full expensing on qualified property, and modifications to the business interest expense limitation, as well as introducing phased-in modifications to certain foreign income inclusion provisions effective in 2026 and future periods. As a result of the enactment of OBBBA, our deferred tax balances as of September 30, 2026 reflect the new law. In addition, these phased-in provisions impacted our income tax expense and effective tax rate for the three and nine months ended September 30, 2026; however, the overall impact on our condensed consolidated results of operations was not significant.

We continue to monitor the implementation of the Organisation for Economic Cooperation and Development (“OECD”) Pillar Two global minimum tax framework, including recent administrative guidance; however, it did not have a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2026.

 10.    Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of:

	As of	As of
	September 30,	December 31,
	2026	2025
Short-term operating lease liabilities	$654	$680
Accounts payable	539	453
Accrued sales and use taxes	495	391
Accrued advertising and marketing	264	246
Public liability and property damage insurance liabilities – current	274	284
Accrued interest	129	149
Deferred lease revenues - current	176	155
Accrued payroll and related	188	165
Other	349	342
Accounts payable and other current liabilities	$3,068	$2,865

 11.    Long-term Corporate Debt and Borrowing Arrangements

Long-term corporate debt and other borrowing arrangements consisted of:

		As of	As of
	Maturity	September 30,	December 31,
	Date	2026	2025
5.750% Senior Notes	July 2027	$348	$645
4.750% Senior Notes	April 2028	500	500
7.000% euro-denominated Senior Notes	February 2029	680	705
5.375% Senior Notes	March 2029	600	600
8.250% Senior Notes	January 2030	700	700
7.250% euro-denominated Senior Notes	July 2030	680	705
8.000% Senior Notes	February 2031	799	498
8.375% Senior Notes	June 2032	600	600
Floating Rate Term Loan (a)	July 2032	1,124	1,131
Other (b)		35	45
Deferred financing fees		(55)	(56)
Total		6,011	6,073
Less: Short-term debt and current portion of long-term debt		371	24
Long-term debt		$5,640	$6,049
__________
(a)The floating rate term loan is part of our senior revolving credit facilities, which is secured by pledges of capital stock of certain of our subsidiaries, and liens on substantially all of our intellectual property and certain other real and personal property. As of September 30, 2026, the floating rate term loan due 2032 bears interest at one-month Secured Overnight Financing Rate (“SOFR”) plus 2.50%, for an aggregate rate of 6.40%. We have entered into a swap to hedge $750 million of interest rate exposure related to the floating rate term loan at an aggregate rate of 4.01%.
(b)Primarily includes finance leases, which are secured by liens on the related assets.

In May 2026, we issued an additional $300 million of 8.000% Senior Notes due February 2031. Net proceeds were used to redeem a portion of our 5.750% Senior Notes due July 2027.

In June 2026, we redeemed $300 million of our outstanding 5.750% Senior Notes due July 2027.

Committed Credit Facilities And Available Funding Arrangements

As of September 30, 2026, the committed corporate credit facilities available to us and/or our subsidiaries were as follows:

	Total Capacity	Outstanding Borrowings	Letters of Credit Issued	Available Capacity
Senior revolving credit facility maturing 2028 (a)	$200	$—	$—	$200
Senior revolving credit facility maturing 2031 (a)	$2,000	$—	$1,919	$81
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

As of September 30, 2026, we have other uncommitted standby letter of credit facilities (“SBLC facilities”) with an additional letter of credit capacity of up to $479 million. As of September 30, 2026, letters of credit totaling $455 million have been issued on our SBLC facilities, which results in a remaining available capacity of $24 million.

Debt Covenants

The agreements governing our indebtedness contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries, the incurrence of additional indebtedness and/or liens by us and certain of our subsidiaries, acquisitions, mergers, liquidations, and sale and leaseback transactions. Our senior credit facilities also contain a maximum leverage ratio requirement. As of September 30, 2026, we were in compliance with the financial covenants governing our indebtedness.

 12.    Debt Under Vehicle Programs and Borrowing Arrangements

Debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding (AESOP) LLC (“Avis Budget Rental Car Funding”), consisted of:

	As of	As of
	September 30,	December 31,
	2026	2025
Americas - Debt due to Avis Budget Rental Car Funding (a)	$13,765	$14,447
Americas - Debt borrowings (b)	2,010	2,202
International - Debt borrowings (c)	3,078	2,480
International - Finance leases	146	130
Other	—	—
Deferred financing fees (d)	(79)	(71)
Total	$18,920	$19,188
__________
(a)Includes approximately $740 million and $826 million of Class R notes as of September 30, 2026 and December 31, 2025, respectively, which are held by us.
(b)Includes our Repurchase Facilities and $616 million and $965 million associated with the Interpace Ventures transaction as of September 30, 2026 and December 31, 2025, respectively. See Note 1 – Basis of Presentation.
(c)In February 2026, we amended our European rental fleet securitization program to increase its capacity to approximately €2.1 billion and £250 million and extended the maturity of the program to February 2029.
(d)Deferred financing fees related to Debt due to Avis Budget Rental Car Funding as of September 30, 2026 and December 31, 2025 were $53 million and $51 million, respectively.

The following table provides a summary of debt issued by Avis Budget Rental Car Funding during the nine months ended September 30, 2026:

Issuance Date		Maturity Date	Weighted Average Interest Rate	Amount Issued
March 2026	(a)	August 2027	6.36%	$90
March 2026	(a)	June 2029	7.20%	164
March 2026		August 2029	4.62%	384
March 2026		August 2031	4.98%	284
June 2026		April 2030	5.14%	250
June 2026		December 2031	5.46%	400
September 2026		March 2032	6.02%	650
			5.55%	$2,222
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

The following table provides a summary of the Repurchase Facilities as of September 30, 2026:

Maturity Date	Interest Rate	Tenor	Amount Outstanding
November 2026	4.84%	3 months	$39
December 2026	5.17%	3 months	25
December 2026	5.17%	3 months	39
December 2026	4.90%	3 months	24
December 2026	4.90%	3 months	42
December 2026	5.74%	3 months	86
			$255
As of September 30, 2026, we had $326 million of securities pledged as collateral for the Repurchase Facilities, included within investment in Avis Budget Rental Car Funding (AESOP) LLC—related party on our Condensed Consolidated Balance Sheets.

Debt Maturities

The following table provides the contractual maturities of our debt under vehicle programs, including related party debt due to Avis Budget Rental Car Funding, as of September 30, 2026:

Debt under Vehicle Programs (a)
Within 1 year (b)	$4,671
Between 1 and 2 years (c)	4,805
Between 2 and 3 years (d)	6,147
Between 3 and 4 years	1,347
Between 4 and 5 years	971
Thereafter	1,058
Total	$18,999
__________
(a)    Vehicle-backed debt primarily represents asset-backed securities.
(b)    Includes $0.7 billion of bank and bank-sponsored facilities. These short-term borrowings have a weighted average interest rate of 5.09% as of September 30, 2026.
(c)    Includes $2 billion of bank and bank-sponsored facilities.
(d)    Includes $2.5 billion of bank and bank-sponsored facilities.

Committed Credit Facilities And Available Funding Arrangements

The following table presents available funding under our debt arrangements related to our vehicle programs, including related party debt due to Avis Budget Rental Car Funding, as of September 30, 2026:

	Total Capacity (a)	Outstanding Borrowings (b)	Available Capacity
Americas - Debt due to Avis Budget Rental Car Funding	$15,675	$13,765	$1,910
Americas - Debt borrowings	2,215	2,010	205
International - Debt borrowings	3,463	3,078	385
International - Finance leases	185	146	39
Total	$21,538	$18,999	$2,539
__________
(a)Capacity is subject to maintaining sufficient assets to collateralize debt. The total capacity for Americas - Debt due to Avis Budget Rental Car Funding includes increases from our asset-backed variable-funding financing facilities. These facilities were most recently amended and extended in April 2026.
(b)The outstanding debt is collateralized by vehicles and related assets of $13.8 billion for Americas - Debt due to Avis Budget Rental Car Funding; $2.5 billion for Americas - Debt borrowings; $3.8 billion for International - Debt borrowings; and $0.2 billion for International - Finance leases.

Debt Covenants

The agreements under our vehicle-backed funding programs contain restrictive covenants, including restrictions on dividends paid to us by certain of our subsidiaries and restrictions on indebtedness, mergers, liens, liquidations and sale and leaseback transactions, and in some cases also require compliance with certain financial requirements. As of September 30, 2026, we are not aware of any instances of non-compliance with any of the financial or restrictive covenants contained in the debt agreements under our vehicle-backed funding programs.

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

On June 19, 2026, we entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Pentwater Capital Management LP and certain affiliated persons (“Pentwater”) to settle our lawsuit against Pentwater for the recovery of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934. Under the Settlement Agreement, the settlement amount is $650 million in cash (the “Settlement Amount”). The payment of the Settlement Amount was approved by the court and, on October 5, 2026, we received the Settlement Amount. As of September 30, 2026, no amount related to the Settlement Amount has been recognized in the Company's Condensed Consolidated Financial Statements. We will recognize the Settlement Amount in the fourth quarter of 2026.

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

Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable resolutions could occur. We estimate that the potential exposure resulting from adverse outcomes of current legal proceedings in which it is reasonably possible that a loss may be incurred could, in the aggregate, be up to approximately $40 million in excess of amounts accrued as of September 30, 2026. We do not believe that the impact should result in a material liability to us in relation to our consolidated financial condition, results of operations or cash flows.

Commitments to Purchase Vehicles

We maintain agreements with vehicle manufacturers under which we have agreed to purchase approximately $5.6 billion of vehicles from manufacturers over the next 12 months, a $1.2 billion decrease compared to December 31, 2025, financed primarily through the issuance of vehicle-backed debt and cash received upon the disposition of vehicles. Certain of these commitments are subject to the vehicle manufacturers satisfying their obligations under their respective repurchase and guaranteed depreciation agreements.

Concentrations

Concentrations of credit risk as of September 30, 2026 include risks related to our repurchase and guaranteed depreciation agreements with domestic and foreign automobile manufacturers, and primarily with respect to receivables for program cars that have been disposed of, but for which we have not yet received payment from the manufacturers.

 14.    Stockholders' Equity

Share Repurchases

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023 (the “Stock Repurchase Program”). During the nine months ended September 30, 2026 and 2025, we did not repurchase shares of common stock under the Stock Repurchase Program. As of September 30, 2026, approximately $757 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.

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

The components of other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$199	$360	$28	$(139)
Less: Net income attributable to non-controlling interests	16	1	93	3
Net income (loss) attributable to Avis Budget Group, Inc.	183	359	(65)	(142)

Other comprehensive income (loss), net of tax
Currency translation adjustments, net of tax of $(3), $(1), $(13) and $43, respectively (a)	(7)	(16)	(14)	68
Net unrealized gain (loss) on cash flow hedges, net of tax of $1, $1, $2 and $5, respectively	(2)	(3)	(5)	(14)
Minimum pension liability adjustment, net of tax of $0, $(1), $1 and $(1), respectively	1	1	—	3
	(8)	(18)	(19)	57
Total comprehensive income (loss) attributable to Avis Budget Group, Inc.	$175	$341	$(84)	$(85)
__________
(a)Currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges (a)	Minimum Pension Liability Adjustment (b)	Accumulated Other Comprehensive Income (Loss)
Balance as of July 1, 2026	$(55)	$11	$(105)	$(149)
Other comprehensive income (loss) before reclassifications	(7)	1	—	(6)
Gross (gains) losses reclassified		(4)	1	(3)
Tax on (gains) losses reclassified		1	—	1
(Gains) losses reclassified from accumulated other comprehensive income (loss), net of tax	—	(3)	1	(2)
Net current-period other comprehensive income (loss)	(7)	(2)	1	(8)
Balance as of September 30, 2026	$(62)	$9	$(104)	$(157)

Balance as of July 1, 2025	$(41)	$20	$(114)	$(135)
Other comprehensive income (loss) before reclassifications	(16)	1	—	(15)
Gross (gains) losses reclassified		(5)	1	(4)
Tax on (gains) losses reclassified		1	—	1
(Gains) losses reclassified from accumulated other comprehensive income (loss), net of tax	—	(4)	1	(3)
Net current-period other comprehensive income (loss)	(16)	(3)	1	(18)
Balance as of September 30, 2025	$(57)	$17	$(113)	$(153)

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges (a)	Minimum Pension Liability Adjustment (b)	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2026	$(48)	$14	$(104)	$(138)
Other comprehensive income (loss) before reclassifications	(14)	4	(3)	(13)
Gross (gains) losses reclassified		(12)	4	(8)
Tax on (gains) losses reclassified		3	(1)	2
(Gains) losses reclassified from accumulated other comprehensive income (loss), net of tax	—	(9)	3	(6)
Net current-period other comprehensive income (loss)	(14)	(5)	—	(19)
Balance as of September 30, 2026	$(62)	$9	$(104)	$(157)

Balance as of January 1, 2025	$(125)	$31	$(116)	$(210)
Other comprehensive income (loss) before reclassifications	68	(2)	—	66
Gross (gains) losses reclassified		(16)	4	(12)
Tax on (gains) losses reclassified		4	(1)	3
(Gains) losses reclassified from accumulated other comprehensive income (loss), net of tax	—	(12)	3	(9)
Net current-period other comprehensive income (loss)	68	(14)	3	57
Balance as of September 30, 2025	$(57)	$17	$(113)	$(153)
__________
All components of accumulated other comprehensive income (loss) are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries and include $61 million gain, net of tax, as of September 30, 2026 related to our hedge of our investment in euro-denominated foreign operations (See Note 17 – Financial Instruments).
(a)Amounts reclassified to interest expense.
(b)Amounts reclassified to selling, general and administrative expenses.

Redeemable Non-controlling Interests

The following tables present changes in our redeemable non-controlling interests:

2026
Balance as of July 1	$147
Net income (loss) (a)	15
Distributions	—
Balance as of September 30	$162

2026
Balance as of January 1	$74
Net income (loss) (a)	90
Distributions	(2)
Balance as of September 30	$162
________
(a)    Represents the allocation of net income (loss) to the redeemable non-controlling interest holders under the HLBV method. See Note 1 – Basis of Presentation - Variable Interest Entities (“VIE”) and Non-Controlling Interests.

 15.    Related Party Transactions

Avis Mobility Ventures LLC

Avis Mobility Ventures LLC (“AMV”) is our former subsidiary. We ceased to have a controlling interest in AMV in 2022, and as a result we deconsolidated AMV from our financial statements. Our proportional share of AMV’s income or loss is included within other (income) expense, net in our Condensed Consolidated Statements of Comprehensive Income. In November 2025 and August 2026, we made capital contributions of approximately $9 million and $10 million to AMV, respectively, maintaining our ownership interest. As of September 30, 2026, we own approximately 35% of AMV. We continue to provide vehicles, related fleet services, and certain administrative services to AMV to support their operations. The following tables provide amounts reported within our financial statements related to our equity method investment in AMV and these services.

The components of other (income) expense, net are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Income) expense for services to AMV, net	$6	$1	$9	$9
(Income) loss on equity method investment in AMV, net	3	1	7	4
Other (income) expense, net	$9	$2	$16	$13

The following table provides amounts reported within our Condensed Consolidated Balance Sheets related to AMV:

	As of	As of
	September 30,	December 31,
	2026	2025
Receivables from AMV (a)	$9	$6
Equity method investment in AMV (b)	33	30
Vehicles, net investment in lease with AMV (c)	188	136
__________
(a)Included within other current assets.
(b)Included within other non-current assets.
(c)Included within vehicles, net. See Note 8 – Vehicle Rental Activities.

SRS Mobility Ventures, LLC

SRS Mobility Ventures, LLC is an affiliate of our largest shareholder, SRS Investment Management, LLC. SRS Mobility Ventures, LLC obtained a controlling interest in AMV in 2022. In November 2025 and August 2026, SRS Mobility Ventures, LLC made capital contributions of approximately $16 million and $20 million to AMV, respectively. As of September 30, 2026, they own approximately 65% of AMV.

 16.    Stock-Based Compensation

During the three months ended September 30, 2026 and 2025, we recorded stock-based compensation expense of $4 million ($3 million, net of tax), in each period. We recorded stock-based compensation expense of $11 million ($8 million, net of tax) and $16 million ($12 million, net of tax) during the nine months ended September 30, 2026 and 2025, respectively.

As part of our declaration and payment of a special cash dividend in December 2023, we granted additional restricted stock units (“RSUs”) to our award holders with unvested shares as a dividend equivalent, which has been deferred until, and will not be paid unless, the shares of stock underlying the award vest.

In 2026, the Company granted market-based RSUs that vest based on the level of total shareholder return. The grant date fair value of the market-based RSUs incorporates the total shareholder return metric, which is estimated using a Monte Carlo simulation model to estimate the Company’s ranking relative to an applicable stock index. The weighted average assumptions used in the Monte Carlo simulation model to calculate the fair value of the Company’s stock unit awards are outlined in the table below.

Nine Months Ended September 30, 2026
Expected volatility of stock price	20.4%
Risk-free interest rate	3.68%
Valuation period	3 years
Dividend yield	—%

The activity related to stock units consisted of (in thousands of shares):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Time-based RSUs
Outstanding as of January 1, 2026	419	$88.53
Granted (a)	158	102.37
Vested (b)	(184)	98.00
Forfeited	(47)	84.59
Outstanding and expected to vest as of September 30, 2026 (c)	346	$90.36	1.1	$37
Performance-based and market-based RSUs
Outstanding as of January 1, 2026	556	$87.91
Granted (a)	188	122.36
Vested	—	—
Forfeited	(263)	108.32
Outstanding as of September 30, 2026	481	$90.24	1.6	$51
Outstanding and expected to vest as of September 30, 2026 (c)	118	$122.36	1.6	$13
__________
(a)Reflects the maximum number of stock units assuming achievement of all time-, performance- and market-vesting criteria and does not include those for non-employee directors. The weighted-average fair value of time- and performance-based RSUs granted during the nine months ended September 30, 2025 was $65.23 and $64.10, respectively.
(b)The total fair value of time-based RSUs vested during the nine months ended September 30, 2026 was $18 million and the total fair value of time- and performance-based RSUs vested during the nine months ended September 30, 2025 was $24 million.
(c)Aggregate unrecognized compensation expense related to time-, performance- and market-based RSUs amounted to $33 million and will be recognized over a weighted average vesting period of 1.3 years.

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

Interest Rate Risk. We use various hedging strategies including interest rate swaps and interest rate caps to create what we deem an appropriate mix of fixed and floating rate assets and liabilities. We use interest rate swaps and interest rate caps to manage the risk related to our floating rate corporate debt and our floating rate vehicle-backed debt. We record the changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. We record the gains or losses related to freestanding derivatives, which are not designated as a hedge for accounting purposes, currently in earnings and are presented in the same line of the income statement expected for the hedged item. We estimate that approximately $10 million of gain currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months.

Commodity Risk. We periodically enter into derivative commodity contracts to manage our exposure to changes in the price of fuel. These instruments were designated as freestanding derivatives and the changes in fair value are recorded in earnings and are presented in the same line of the income statement expected for the hedged item.

We held derivative instruments with absolute notional values as follows:

As of September 30, 2026
Foreign exchange contracts	$2,001
Interest rate caps (a)	13,186
Interest rate swaps	750
__________
(a)Represents $6.6 billion of interest rate caps sold and $6.6 billion of interest rate caps purchased. These amounts exclude $0.2 billion of interest rate caps purchased by our Avis Budget Rental Car Funding subsidiary as it is not consolidated by us.

Estimated fair values (Level 2) of derivative instruments are as follows:

	As of September 30, 2026		As of December 31, 2025
	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives	Fair Value, Asset Derivatives	Fair Value, Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps (a)	$10	$—	$17	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts (b)	2	15	4	4
Interest rate caps (c)	24	24	1	1
Total	$36	$39	$22	$5
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
(b)Included within other current assets or other current liabilities.
(c)Included within assets under vehicle programs or liabilities under vehicle programs.

The effects of financial instruments recognized in our Condensed Consolidated Financial Statements are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Financial instruments designated as hedging instruments (a)
Interest rate swaps (b)	$(2)	$(3)	$(5)	$(14)
Euro-denominated notes (c)	8	5	37	(123)
Financial instruments not designated as hedging instruments (d)
Foreign exchange contracts (e)	(6)	(3)	(14)	23
Interest rate caps (f)	—	—	(1)	—
Total	$—	$(1)	$17	$(114)
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
(f)Primarily included within vehicle interest, net.

Debt Instruments

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows:

	As of September 30, 2026		As of December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Corporate debt
Short-term debt and current portion of long-term debt	$371	$371	$24	$24
Long-term debt	5,640	5,627	6,049	6,214

Debt under vehicle programs
Vehicle-backed debt due to Avis Budget Rental Car Funding	$13,712	$13,673	$14,396	$14,634
Vehicle-backed debt	5,184	5,210	4,791	4,822
Interest rate swaps and interest rate caps (a)	24	24	1	1
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

	Three Months Ended September 30,
	2026			2025
	Americas	International	Total	Americas	International	Total
Revenues	$2,552	$884	$3,436	$2,621	$898	$3,519

Significant segment expenses:
Operating (a)	1,230	368		1,234	374
Vehicle depreciation and lease charges, net	506	162		508	170
Selling, general and administrative	246	132		269	128
Vehicle interest, net	205	42		212	36
Reportable segment Adjusted EBITDA	$365	$180	$545	$398	$190	$588

Reconciliation of reportable segment Adjusted EBITDA to income before income taxes:
			2026			2025
Reportable segment Adjusted EBITDA			$545			$588
Non-vehicle related depreciation and amortization			61			57
Interest expense related to corporate debt, net:
Interest expense			2			4
Restructuring and other related charges			5			9
Transaction-related costs, net			1			—
Other (income) expense, net			9			2
Other segment expenses (b)			2			(110)
Corporate and other (c)			156			153
Income before income taxes			$309			$473

__________
(a)Excludes other segment expenses.
(b)Legal matters, net for the three months ended September 30, 2026. Legal matters, net, cloud computing costs and severe weather-related damages, net for the three months ended September 30, 2025.
(c)Consists of unallocated corporate expenses which are not attributable to a particular reportable segment. For the three months ended September 30, 2026 and 2025, includes $106 million and $105 million of interest expense, respectively.

	Nine Months Ended September 30,
	2026			2025
	Americas	International	Total	Americas	International	Total
Revenues	$6,802	$2,162	$8,964	$6,860	$2,128	$8,988

Significant segment expenses:
Operating (a)	3,490	1,025		3,467	977
Vehicle depreciation and lease charges, net (b)	1,481	434		1,525	454
Selling, general and administrative	710	354		733	325
Vehicle interest, net	599	109		584	103
Reportable segment Adjusted EBITDA	$522	$240	$762	$551	$269	$820

Reconciliation of reportable segment Adjusted EBITDA to income (loss) before income taxes:
			2026			2025
Reportable segment Adjusted EBITDA			$762			$820
Non-vehicle related depreciation and amortization			177			172
Interest expense related to corporate debt, net:
Interest expense			9			10
Other fleet charges			—			390
Restructuring and other related charges			57			82
Transaction-related costs, net			5			—
Other (income) expense, net			16			13
Other segment expenses (c)			3			(97)
Corporate and other (d)			453			439
Income (loss) before income taxes			$42			$(189)
__________
(a)Excludes other segment expenses.
(b)For the nine months ended September 30, 2025, excludes other fleet charges related to the disposal of certain fleet within our Americas reportable segment.
(c)Legal matters, net and cloud computing costs for the nine months ended September 30, 2026. Legal matters, net, cloud computing costs and severe weather-related damages, net for the nine months ended September 30, 2025.
(d)Consists of unallocated corporate expenses which are not attributable to a particular reportable segment. For the nine months ended September 30, 2026 and 2025, includes $316 million and $306 million of interest expense, respectively.

Provided below is information about our segment assets.

	Americas	International	Unallocated Assets (a)	Total
Nine Months Ended September 30, 2026
Property and equipment additions	$59	$28	$78	$165
As of September 30, 2026
Assets exclusive of assets under vehicle programs	7,653	3,045	328	11,026
Assets under vehicle programs	16,171	4,315	—	20,486
Net long-lived assets	1,498	775	206	2,479

Year Ended December 31, 2025
Property and equipment additions	$79	$36	$103	$218
As of December 31, 2025
Assets exclusive of assets under vehicle programs	7,070	2,951	285	10,306
Assets under vehicle programs	17,312	3,639	—	20,951
Net long-lived assets	1,470	805	191	2,466
__________
(a)Includes unallocated corporate assets which are not attributable to a particular reportable segment.

19.     Subsequent Events

On October 5, 2026, we received the Settlement Amount of $650 million in cash, pursuant to the previously reported Settlement Agreement entered into on June 19, 2026 with Pentwater, to settle our lawsuit against Pentwater for the recovery of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934. We will recognize the Settlement Amount in the fourth quarter of 2026.

In October 2026, we elected to reduce the capacity under our asset-backed variable-funding financing facilities by $460 million, effective October 6, 2026, in advance of the previously disclosed reduction date of November 1, 2026.

On November 2, 2026, we delivered a redemption notice to repay the remaining $350 million outstanding principal amount of our 5.750% Senior Notes due July 2027 on December 30, 2026.

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

OVERVIEW
Our Company

We operate three of the most globally recognized brands in mobility solutions, Avis, Budget and Zipcar together with several other brands well recognized in their respective markets. We are a leading vehicle rental operator in North America, Europe, Australasia and certain other regions we serve, with an average rental fleet of approximately 707,000 vehicles in third quarter 2026. We also license the use of our trademarks to licensees in the areas in which we do not operate directly. We and our licensees operate our brands in approximately 180 countries throughout the world.

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

Business and Trends

Our strategy remains centered on driving sustainable growth through operational efficiency, analytics, customer experience and innovation. Additionally, during the fourth quarter of the fiscal year ended December 31, 2025, in conjunction with the Interpace Ventures transaction, we reviewed our fleet strategy, specific to certain United States EV rental car vehicles, and as a result shortened the useful life associated with such vehicles. We believe our strategies will continue to reinforce our competitive position, support long-term profitability, and deliver value to our stakeholders. During the three months ended September 30, 2026, we generated revenues of $3.4 billion, net income of $199 million and Adjusted EBITDA of $513 million. These results, compared to the prior year period, were primarily driven by higher per-unit fleet costs and decreased volume, partially offset by sustained revenue per day.

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

During the nine months ended September 30, 2026:

•Our revenues totaled $9.0 billion, a decrease of $24 million year-over-year, primarily due to decreased volume, partially offset by increased revenue per day.
•Our net loss attributable to Avis Budget Group, Inc. was $65 million, representing a decrease in the loss of $77 million year-over-year, primarily due to decreased fleet charges.
•Our Adjusted EBITDA was $686 million, representing a decrease of $57 million year-over-year.

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

Our condensed consolidated results of operations comprised of the following:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues	$3,436	$3,519	$(83)	(2%)

Expenses
Operating	1,621	1,513	108	7%
Vehicle depreciation and lease charges, net	668	678	(10)	(1%)
Selling, general and administrative	398	422	(24)	(6%)
Vehicle interest, net	247	248	(1)	—%
Non-vehicle related depreciation and amortization	69	58	11	19%
Interest expense related to corporate debt, net:
Interest expense	108	109	(1)	(1%)
Early extinguishment of debt	—	3	(3)	n/m
Restructuring and other related charges	5	13	(8)	(62%)
Transaction-related costs, net	2	—	2	n/m
Other (income) expense, net	9	2	7	n/m
Total expenses	3,127	3,046	81	3%

Income before income taxes	309	473	(164)	(35%)
Provision for income taxes	110	113	(3)	(3%)
Net income	199	360	(161)	(45%)
Less: Net income attributable to non-controlling interests	16	1	15	n/m
Net income attributable to Avis Budget Group, Inc.	$183	$359	(176)	(49%)
___________
n/m - Not Meaningful

Revenues decreased $83 million during the three months ended September 30, 2026 compared to the similar period in 2025, primarily due to a 3% decrease in volume and a $6 million negative impact from currency exchange rate movements, partially offset by sustained revenue per day, excluding exchange rate effects. Total expenses increased 3% during the three months ended September 30, 2026 compared to the similar period in 2025, primarily due to a favorable settlement distribution relating to our participation in the In re Automotive Parts Antitrust Litigation recorded in 2025. Our effective tax rates were a provision of 35.6% and 23.9% for the three months ended September 30, 2026 and 2025, respectively. As a result of these items, our net income attributable to Avis Budget Group, Inc. decreased by $176 million compared to the similar period in 2025. For the three months ended September 30, 2026 and 2025, we reported diluted earnings per share of $5.15 and $10.11, respectively.

Operating expenses increased to 47.2% of revenue during the three months ended September 30, 2026 compared to 43.0% during the similar period in 2025, primarily due to a favorable settlement distribution relating to our participation in the In re Automotive Parts Antitrust Litigation recorded in 2025. Vehicle depreciation and lease charges were 19.5% of revenue during the three months ended September 30, 2026 compared to 19.3% during the similar period in 2025. Selling, general and administrative costs decreased to 11.6% of revenue during the three months ended September 30, 2026 compared to 12.0% during the similar period in 2025, primarily due to decreased commissions. Vehicle interest costs were 7.2% of revenue during the three months ended September 30, 2026 compared to 7.0% during the similar period in 2025.

Following is a more detailed discussion of the results of each of our reportable segments and corporate and other, together with a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,
	2026		2025
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$2,552	$365	$2,621	$398
International	884	180	898	190
Corporate and other (a)	—	(32)	—	(29)
Total Company	$3,436	$513	$3,519	$559

Reconciliation of net income to Adjusted EBITDA:
		2026		2025
Net income		$199		$360
Provision for income taxes		110		113
Income before income taxes		309		473
Non-vehicle related depreciation and amortization		69		58
Interest expense related to corporate debt, net:
Interest expense		108		109
Early extinguishment of debt		—		3
Restructuring and other related charges		5		13
Transaction-related costs, net		2		—
Other (income) expense, net (b)		9		2
Legal matters, net (c)		1		(109)
Cloud computing costs (d)		10		12
Severe weather-related damages, net (d)		—		(2)
Adjusted EBITDA		$513		$559
__________
(a)Includes unallocated corporate expenses which are not attributable to a particular segment.
(b)Primarily consists of gains or losses related to our equity method investment in a former subsidiary, offset by fleet related and certain administrative services provided to the same former subsidiary.
(c)Consists of $1 million of expense and $109 million of income reported within operating expenses for the three months ended September 30, 2026 and 2025, respectively.
(d)Reported within operating expenses.

Americas

	Three Months Ended September 30,
	2026	2025	% Change
Revenues	$2,552	$2,621	(3%)
Adjusted EBITDA	365	398	(8%)

Revenues decreased during the three months ended September 30, 2026 compared to the similar period in 2025, primarily due to a 3% decrease in volume and a $3 million negative impact from currency exchange rate movements, partially offset by sustained revenue per day, excluding exchange rate effects.

Operating expenses increased to 48.2% of revenue during the three months ended September 30, 2026 compared to 42.9% during the similar period in 2025, primarily due to a favorable settlement distribution relating to our participation in the In re Automotive Parts Antitrust Litigation recorded in 2025. Vehicle depreciation and lease charges increased to 19.8% of revenue during the three months ended September 30, 2026 compared to 19.3% during the similar period in 2025, primarily due to decreased revenue and increased per-unit fleet costs, excluding exchange rate effects. Selling, general and administrative costs decreased to 9.6% of revenue during the three months ended September 30, 2026 compared to 10.3% during the similar period in 2025, primarily due to decreased commissions. Vehicle interest costs were 8.0% of revenue during the three months ended September 30, 2026 compared to 8.1% during the similar period in 2025.

Adjusted EBITDA decreased during the three months ended September 30, 2026 compared to the similar period in 2025, primarily due to decreased volume and a $1 million negative impact from currency exchange rate movements, partially offset by decreased selling, general and administrative costs.

International

	Three Months Ended September 30,
	2026	2025	% Change
Revenues	$884	$898	(2%)
Adjusted EBITDA	180	190	(5%)
Revenues decreased during the three months ended September 30, 2026 compared to the similar period in 2025, primarily due to a 2% decrease in volume and a $3 million negative impact from currency exchange rate movements, partially offset by 1% increase in revenue per day, excluding exchange rate effects.

Operating expenses were 41.8% of revenue during the three months ended September 30, 2026, which is consistent with the similar period in 2025. Vehicle depreciation and lease charges decreased to 18.4% of revenue during the three months ended September 30, 2026 compared to 19.0% during the similar period in 2025, primarily due to decreased per-unit fleet costs, excluding exchange rate effects. Selling, general and administrative costs increased to 14.9% of revenue during the three months ended September 30, 2026 compared to 14.2% during the similar period in 2025, primarily due to increased commissions and decreased revenue. Vehicle interest costs increased to 4.8% of revenue during the three months ended September 30, 2026 compared to 4.0% during the similar period in 2025, primarily due to increased interest rates, partially offset by decreased fleet levels.

Adjusted EBITDA decreased during the three months ended September 30, 2026 compared to the similar period in 2025, primarily due to decreased volume and a $2 million negative impact from currency exchange rate movements.

Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025
Our condensed consolidated results of operations comprised of the following:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues	$8,964	$8,988	$(24)	—%

Expenses
Operating	4,569	4,392	177	4%
Vehicle depreciation and lease charges, net	1,915	2,369	(454)	(19%)
Selling, general and administrative	1,124	1,126	(2)	—%
Vehicle interest, net	708	687	21	3%
Non-vehicle related depreciation and amortization	187	174	13	7%
Interest expense related to corporate debt, net:
Interest expense	325	316	9	3%
Early extinguishment of debt	3	6	(3)	(50%)
Restructuring and other related charges	58	94	(36)	(38%)
Transaction-related costs, net	17	—	17	n/m
Other (income) expense, net	16	13	3	23%
Total expenses	8,922	9,177	(255)	(3%)

Income (loss) before income taxes	42	(189)	231	n/m
Provision for (benefit from) income taxes	14	(50)	64	n/m
Net income (loss)	28	(139)	167	n/m
Less: Net income attributable to non-controlling interests	93	3	90	n/m
Net loss attributable to Avis Budget Group, Inc.	$(65)	$(142)	$77	54%
__________
n/m - Not Meaningful

Revenues decreased $24 million during the nine months ended September 30, 2026 compared to the similar period in 2025, primarily due to a 2% decrease in volume, partially offset by a 1% increase in revenue per day, excluding exchange rate effects, and a $65 million positive impact from currency exchange rate movements. Total expenses decreased 3% during the nine months ended September 30, 2026 compared to the similar period in 2025, primarily due to other fleet charges related to the disposal of certain fleet in our Americas reportable segment recorded in 2025. Our effective tax rates were a provision of 33.3% and a benefit of 26.5% for the nine months ended September 30, 2026 and 2025, respectively. As a result of these items, our net loss attributable to Avis Budget Group, Inc. decreased by $77 million compared to the similar period in 2025. For the nine months ended September 30, 2026 and 2025, we reported diluted loss per share of $1.83 and $4.02, respectively.

Operating expenses increased to 51.0% of revenue during the nine months ended September 30, 2026 compared to 48.9% during the similar period in 2025, primarily due to a favorable settlement distribution relating to our participation in the In re Automotive Parts Antitrust Litigation recorded in 2025 and increased facilities costs. Vehicle depreciation and lease charges decreased to 21.4% of revenue during the nine months ended September 30, 2026 compared to 26.4% during the similar period in 2025, primarily due to other fleet charges related to the accelerated disposal of certain fleet in our Americas reportable segment recorded in 2025. Selling, general and administrative costs were 12.5% of revenue during the nine months ended September 30, 2026, which is consistent with the similar period in 2025. Vehicle interest costs increased to 7.9% of revenue during the nine months ended September 30, 2026 compared to 7.6% during the similar period in 2025, primarily due to increased interest rates, partially offset by decreased fleet levels.

Following is a more detailed discussion of the results of each of our reportable segments and corporate and other, together with a reconciliation of net income (loss) to Adjusted EBITDA:

	Nine Months Ended September 30,
	2026		2025
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Americas	$6,802	$522	$6,860	$551
International	2,162	240	2,128	269
Corporate and other (a)	—	(76)	—	(77)
Total Company	$8,964	$686	$8,988	$743

Reconciliation of net income (loss) to Adjusted EBITDA:
		2026		2025
Net income (loss)		$28		$(139)
Provision for (benefit from) income taxes		14		(50)
Income (loss) before income taxes		42		(189)
Non-vehicle related depreciation and amortization		187		174
Interest expense related to corporate debt, net:
Interest expense		325		316
Early extinguishment of debt		3		6
Other fleet charges (b)		—		390
Restructuring and other related charges		58		94
Transaction-related costs, net		17		—
Other (income) expense, net (c)		16		13
Legal matters, net (d)		5		(96)
Cloud computing costs (e)		33		37
Severe weather-related damages, net (e)		—		(2)
Adjusted EBITDA		$686		$743
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
(d)Consists of $3 million and $2 million reported within selling, general and administrative expenses for the nine months ended September 30, 2026 and 2025, respectively and $2 million of expense and $98 million of income reported within operating expenses for the nine months ended September 30, 2026 and 2025, respectively.
(e)Reported within operating expenses.

Americas

	Nine Months Ended September 30,
	2026	2025	% Change
Revenues	$6,802	$6,860	(1%)
Adjusted EBITDA	522	551	(5%)

Revenues decreased during the nine months ended September 30, 2026 compared to the similar period in 2025, primarily due to a 2% decrease in volume and a $1 million negative impact from currency exchange rate movements, partially offset by a 1% increase in revenue per day, excluding exchange rate effects.

Operating expenses increased to 51.3% of revenue during the nine months ended September 30, 2026 compared to 49.1% during the similar period in 2025, primarily due to a favorable settlement distribution relating to our participation in the In re Automotive Parts Antitrust Litigation recorded in 2025 and increased facilities costs, partially offset by decreased fleet operating costs. Vehicle depreciation and lease charges decreased to 21.8% of revenue during the nine months ended September 30, 2026 compared to 27.9% during the similar period in 2025, primarily due to other fleet charges related to the accelerated disposal of certain fleet in our Americas reportable segment recorded in 2025. Selling, general and administrative costs decreased to 10.4% of revenue during the nine months ended September 30, 2026 compared to 10.7% during the similar period in 2025, primarily due to decreased commissions and marketing costs, partially offset by increased general and administrative expenses. Vehicle interest costs increased to 8.8% of revenue during the nine months ended September 30, 2026 compared to 8.5% during the similar period in 2025, primarily due to increased interest rates, partially offset by decreased fleet levels.

Adjusted EBITDA decreased during the nine months ended September 30, 2026 compared to the similar period in 2025, primarily due to decreased volume and a $2 million negative impact from currency exchange rate movements, partially offset by decreased vehicle depreciation and lease charges and selling, general and administrative expenses.

International

	Nine Months Ended September 30,
	2026	2025	% Change
Revenues	$2,162	$2,128	2%
Adjusted EBITDA	240	269	(11%)

Revenues increased during the nine months ended September 30, 2026 compared to the similar period in 2025, primarily due to a $66 million positive impact from currency exchange rate movements and a 1% increase in revenue per day, excluding exchange rate effects, partially offset by a 3% decrease in volume.
Operating expenses increased to 47.5% of revenue during the nine months ended September 30, 2026 compared to 46.0% during the similar period in 2025, primarily due to increased facilities costs. Vehicle depreciation and lease charges decreased to 20.1% of revenue during the nine months ended September 30, 2026 compared to 21.3% during the similar period in 2025, primarily due to decreased per-unit fleet costs, excluding exchange rate effects. Selling, general and administrative costs increased to 16.4% of revenue during the nine months ended September 30, 2026 compared to 15.3% during the similar period in 2025, primarily due to increased commissions and marketing costs. Vehicle interest costs were 5.0% of revenue during the nine months ended September 30, 2026 compared to 4.9% during the similar period in 2025.

Adjusted EBITDA decreased during the nine months ended September 30, 2026 compared to the similar period in 2025, primarily due to increased operating expenses and selling, general and administrative costs and a $7 million negative impact from currency exchange rate movements, partially offset by increased revenue.

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

FINANCIAL CONDITION

	September 30, 2026	December 31, 2025	$ Change
Total assets exclusive of assets under vehicle programs	$11,026	$10,306	$720
Total liabilities exclusive of liabilities under vehicle programs	12,240	12,047	193
Assets under vehicle programs	20,486	20,951	(465)
Liabilities under vehicle programs	22,305	22,252	53
Redeemable non-controlling interests	162	74	88
Total stockholders’ equity	(3,195)	(3,116)	(79)

The increase in total assets exclusive of assets under vehicle programs is primarily due to our deferred income taxes as well as sales and use taxes in other current assets. See Note 5 – Other Current Assets and Note 9 – Income Taxes.

The decrease in assets under vehicle programs is primarily due to the decrease in the cost of our rental fleet.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

During the nine months ended September 30, 2026, our Avis Budget Rental Car Funding (AESOP) LLC subsidiary issued approximately $2,222 million of asset-backed notes with expected final payment dates ranging from August 2027 to March 2032 and a weighted average interest rate of 5.55%. Avis Budget Rental Car Funding (AESOP) LLC has also amended and extended its asset-backed variable-funding financing facilities, most recently in April 2026. The proceeds from these borrowings were used to fund the repayment of maturing vehicle-backed debt and the acquisition of rental cars in the United States.

In February 2026, we amended our European rental fleet securitization program to increase its capacity to approximately €2.1 billion and £250 million and extended the maturity of the program to February 2029.

In March 2026, we entered into an Equity Distribution Agreement with certain sales agents, in which we may sell, from time to time through or to the sales agents, as our agents or as principals, up to 5 million shares of our common stock (the “ATM Program”). The sales, if any, of the shares of our common stock made under the Equity Distribution Agreement may be made in sales deemed to be “at-the-market offerings.” As of September 30, 2026, we have not sold any shares of our common stock under the ATM Program.

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

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023 (the “Stock Repurchase Program”). Our stock repurchases may occur through open market purchases, privately negotiated transactions or trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restricted payment capacity under our debt instruments and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time without prior notice. The Stock Repurchase Program has no set expiration or termination date. During the nine months ended September 30, 2026, we did not repurchase shares of common stock under the Stock Repurchase Program. As of September 30, 2026, approximately $757 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.

As discussed in Note 19 to our Condensed Consolidated Financial Statements, subsequent to the end of the quarter, we received the Settlement Amount of $650 million in cash, pursuant to the previously reported Settlement Agreement entered into on June 19, 2026 with Pentwater, to settle our lawsuit against Pentwater for the recovery of short-swing profits. We will recognize the Settlement Amount in the fourth quarter of 2026.

On November 2, 2026, we delivered a redemption notice to repay the remaining $350 million outstanding principal amount of our 5.750% Senior Notes due July 2027 on December 30, 2026.

CASH FLOWS

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2026	2025	$ Change
Cash provided by (used in):
Operating activities	$2,259	$2,859	$(600)
Investing activities	(1,879)	(4,654)	2,775
Financing activities	(337)	1,807	(2,144)
Effect of changes in exchange rates on cash and cash equivalents, program and restricted cash	(14)	30	(44)
Net change in cash and cash equivalents, program and restricted cash	29	42	(13)
Cash and cash equivalents, program and restricted cash, beginning of period	618	597	21
Cash and cash equivalents, program and restricted cash, end of period	$647	$639	$8

Cash provided by operating activities during the nine months ended September 30, 2026 decreased when compared with the similar period in 2025, primarily due to changes in the components of working capital.

Cash used in investing activities during the nine months ended September 30, 2026 decreased when compared with the similar period in 2025, primarily due to the increase in our proceeds received on vehicle sales and the decrease in our investment in vehicles.

Cash used in financing activities during the nine months ended September 30, 2026 increased when compared with the similar period in 2025, primarily due to the decrease in both our corporate borrowings and borrowings under vehicle programs.

DEBT AND FINANCING ARRANGEMENTS

As of September 30, 2026, we had approximately $24.9 billion of indebtedness, including corporate indebtedness of approximately $6.0 billion and debt under vehicle programs of approximately $18.9 billion. For information regarding our debt and borrowing arrangements, see Note 1 – Basis of Presentation, Note 11 – Long-term Corporate Debt and Borrowing Arrangements and Note 12 – Debt Under Vehicle Programs and Borrowing Arrangements to our Condensed Consolidated Financial Statements.

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

As of September 30, 2026, we had $561 million of available cash and cash equivalents and access to $281 million of available borrowing capacity under our revolving credit facilities and $24 million under our uncommitted facilities, providing us with access to $866 million of total liquidity.

Our liquidity position could also be negatively impacted if we are unable to remain in compliance with the consolidated first lien leverage ratio requirement and other covenants associated with our senior credit facilities and other borrowings. As of September 30, 2026, we were in compliance with the financial covenants governing our indebtedness. For additional information regarding our liquidity risks, see Part I, Item 1A, “Risk Factors” of our 2025 Form 10-K.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations have not changed significantly from the amounts reported within our 2025 Form 10-K with the exception of our commitment to purchase vehicles, which decreased by approximately $1.2 billion from December 31, 2025, to approximately $5.6 billion as of September 30, 2026 due to existing fleet levels. Changes to our obligations related to corporate indebtedness and debt under vehicle programs are presented above within the section titled “Liquidity and Capital Resources—Debt and Financing Arrangements” and also within Note 11 – Long-term Corporate Debt and Borrowing Arrangements and Note 12 – Debt Under Vehicle Programs and Borrowing Arrangements to our Condensed Consolidated Financial Statements.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in currency exchange rates, interest rates and fuel prices. We assess our market risks based on changes in interest and currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used September 30, 2026 market rates to perform a sensitivity analysis separately for each of these market risk exposures. We have determined, through such analyses, that the impact of a 10% change in interest or currency exchange rates on our results of operations, balance sheet and cash flows would not be material. Additionally, we have commodity price exposure related to fluctuations in the price of unleaded fuel. We anticipate that such commodity risk will remain a market risk exposure for the foreseeable future. We determined that a 10% change in the price of unleaded fuel would not have a material impact on our earnings for the period ended September 30, 2026. For additional information regarding our long-term borrowings and financial instruments, see Note 11 – Long-term Corporate Debt and Borrowing Arrangements, Note 12 – Debt Under Vehicle Programs and Borrowing Arrangements and Note 17 – Financial Instruments to our Condensed Consolidated Financial Statements.

Item 4.    Controls and Procedures

(a)Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.

(b)Changes in Internal Control Over Financial Reporting. During the third quarter of 2026, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

During the quarter ended September 30, 2026, we had no material developments to report with respect to our risk factors. For additional information regarding our risk factors, please refer to our 2025 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to approximately $8.1 billion of our common stock under a plan originally approved in 2013 and subsequently expanded, most recently in February 2023 (the “Stock Repurchase Program”). Under our Stock Repurchase Program, we may repurchase shares from time to time in open market transactions, and may also repurchase shares in accelerated share repurchases, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of repurchase transactions is determined by management based on our evaluation of market conditions, our share price, legal requirements, restricted payment capacity under our debt instruments and other factors. The Stock Repurchase Program may be suspended, modified or discontinued without prior notice. During the third quarter of 2026, no common stock repurchases were made under the Stock Repurchase Program. As of September 30, 2026, approximately $757 million of authorization remained available to repurchase common stock under the Stock Repurchase Program.

Item 5.    Other Information

During the quarter ended September 30, 2026, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

See Exhibit Index commencing on page 48 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIS BUDGET GROUP, INC.

Date:	November 4, 2026	/s/ TINA GOLDENBERG
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
10.1
Series 2026-5 Supplement, dated as of September 21, 2026, between Avis Budget Rental Car Funding (AESOP) LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and as Series 2026-5 Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 24, 2026).

10.2
Supplemental Indenture No. 6, dated as of September 21, 2026, among Avis Budget Rental Car Funding (AESOP) LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Second Amended and Restated Base Indenture, dated as of June 3, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated September 24, 2026).

10.3
Seventh Amendment, dated as of September 21, 2026, among AESOP Leasing L.P., as Lessor, Avis Budget Car Rental LLC, as Lessee, as Administrator and as Finance Lease Guarantor, Avis Rent A Car System, LLC, as Lessee, and Budget Rent A Car System Inc., as Lessee, to the Amended and Restated Master Motor Vehicle Finance Lease Agreement, dated as of June 3, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated September 24, 2026).

10.4
Sixth Amendment, dated as of September 21, 2026, among AESOP Leasing L.P., as Lessor and Avis Budget Car Rental, LLC, as Lessee and as the Administrator, to the Second Amended and Restated Master Motor Vehicle Operating Lease Agreement, dated as of June 3, 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated September 24, 2026).

10.5
Fifth Amendment, dated as of September 21, 2026, between AESOP Leasing L.P., as Borrower, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Amended and Restated Loan Agreement, dated as of June 3, 2004 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated September 24, 2026).

10.6
Fifth Amendment, dated as of September 21, 2026, among AESOP Leasing L.P., as Borrower, PV Holding Corp., as a Permitted Nominee, Quartx Fleet Management Inc., as a Permitted Nominee, and Avis Budget Rental Car Funding (AESOP) LLC, as Lender, to the Second Amended and Restated Loan Agreement, dated as of June 3, 2004 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated September 24, 2026).

10.7
Second Amendment, dated as of September 21, 2026, among Avis Budget Rental Car Funding (AESOP) LLC, AESOP Leasing L.P., AESOP Leasing Corp. II, Avis Rent A Car System, LLC, Budget Rent A Car System, Inc. and Avis Budget Car Rental, LLC, as Administrator, to the Second Amended and Restated Administration Agreement, dated as of June 3, 2004 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated September 24, 2026).

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